Form 10-Q
period 2012-03-31
FS Investment Corp II
filed 2012-05-11
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00926

FS Investment Corporation II

(Exact name of registrant as specified in its charter)

Maryland	80-0741103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre

2929 Arch Street, Suite 675

Philadelphia, Pennsylvania 19104

(Address of principal executive office)

(215) 495-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No   ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 22,222 shares of common stock outstanding as of May 10, 2012.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and cash equivalents	$200	$200

Total assets	$200	$200

Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	—	—
Capital in excess of par value	413	220
Accumulated loss	(213)	(20)

Total stockholders’ equity	$200	$200

Net asset value per share of common stock at period end	$9.00	$9.00

See notes to unaudited financial statements.

FS Investment Corporation II

Unaudited Statement of Operations

(in thousands)

Three Months Ended March 31, 2012
Operating expenses
Organization costs	$193

Net decrease in net assets resulting from operations	$(193)

See notes to unaudited financial statements.

FS Investment Corporation II

Unaudited Statement of Changes in Net Assets

(in thousands)

Three Months Ended March 31, 2012
Operations
Net decrease in net assets resulting from operations	$(193)
Capital share transactions
Capital contributions of investment adviser	600
Offering costs	(407)

Net increase in net assets resulting from capital share transactions	193

Total increase in net assets	—
Net assets at beginning of period	200

Net assets at end of period	$200

See notes to unaudited financial statements.

FS Investment Corporation II

Unaudited Statement of Cash Flows

(in thousands)

Three Months Ended March 31, 2012
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(193)

Net cash used in operating activities	(193)

Cash flows from financing activities
Capital contributions of investment adviser	600
Offering costs	(407)

Net cash provided by financing activities	193

Total increase in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	200

Cash and cash equivalents at end of period	$200

See notes to unaudited financial statements.

FS Investment Corporation II

Notes to Unaudited Financial Statements

(in thousands, except share and per share information)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and has been inactive since that date except for matters relating to its organization and registration as a non-diversified, closed-end management investment company. The Company expects to commence operations upon raising gross proceeds in excess of $2.5 million, or the minimum offering requirement, all of which must be from persons who are not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. FSIC II Advisor is an affiliate of the Company.

The Company is a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act, and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the period from July 13, 2011 (inception) through December 31, 2011 included in the Company’s Registration Statement on Form N-2 (File No. 333-175654) filed with the Securities and Exchange Commission, or the SEC, on February 10, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet was derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the SEC.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share information.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three months ended March 31, 2012, the Company incurred organization costs of $193, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4).

FS Investment Corporation II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 2. Summary of Significant Accounting Policies (continued)

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to the public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2012, the Company incurred offering costs of $407, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to avoid any federal income taxes on income. The Company will also be subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. During the three months ended March 31, 2012, the Company did not incur any interest or penalties.

Note 3. Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The Company has implemented this guidance and it did not have a material impact on its financial statements.

FS Investment Corporation II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 4. Related Party Transactions

The Company has entered into an investment advisory and administrative services agreement with FSIC II Advisor. Payments for investment advisory services under such investment advisory and administrative services agreement in future periods will be equal to (a) an annual base management fee of 2.0% of the average value of the Company’s gross assets and (b) an incentive fee based on the Company’s performance.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital as defined in the Company’s investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

The Company will also reimburse FSIC II Advisor for expenses necessary for its performance of services related to the administration and operation of the Company, provided that such reimbursement will be limited to the lower of FSIC II Advisor’s actual costs or the amount that the Company would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods.

Franklin Square Holdings, an affiliate of FSIC II Advisor, has funded the Company’s offering costs and organization costs in the amount of $600 for the three months ended March 31, 2012. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception, Franklin Square Holdings has funded $1,413 in offering and organization costs.

Under the terms of the investment advisory and administrative services agreement, there is no liability on the Company’s part for the offering or organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and the Company has met the minimum offering requirement. At such time, FSIC II Advisor will be entitled to receive 1.5% of the gross proceeds raised from outside investors until all offering costs and organization costs listed above and any future offering or organization costs funded by FSIC II Advisor or its affiliates have been recovered. The minimum reimbursement to FSIC II Advisor for such fees is expected to be $37.5, assuming the Company is able to raise the minimum offering requirement. The investment advisory and administrative services agreement will not be effective until the Company meets the minimum offering requirement.

FS Investment Corporation II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 4. Related Party Transactions (continued)

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of approximately $200 to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser.

FSIC II Advisor’s senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Investment Corporation and FS Energy and Power Fund. While none of FSIC II Advisor, FB Income Advisor, LLC or FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation or FS Energy and Power Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation or FS Energy and Power Fund rather than to the Company.

Pursuant to an Expense Support and Conditional Reimbursement Agreement, dated as of May 10, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment income for tax purposes, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders.

FS Investment Corporation II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 4. Related Party Transactions (continued)

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory and administrative services agreement with FSIC II Advisor, the Company will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael Forman, and the Company’s vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS2 Capital Partners, LLC, an affiliate of FSIC II Advisor, is the dealer manager for the Company’s public offering of its shares of common stock and also serves as the dealer manager for the continuous public offerings of shares by both FS Investment Corporation and FS Energy and Power Fund.

Note 5. Share Repurchase Program

Beginning with the first calendar quarter following the one-year anniversary of the date the Company meets its minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interests of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock, it will conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its public offering. The offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will also consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

FS Investment Corporation II

Notes to Unaudited Financial Statements (continued)

(in thousands, except share information)

Note 5. Share Repurchase Program (continued)

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share and per share information)

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” and “our” refer to FS Investment Corporation II.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of the companies in which we may invest to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from the companies in which we may invest;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, GSO / Blackstone Debt Funds Management LLC, or GDFM, or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position and status;

•	the tax status of the enterprises in which we may invest; and

•	our use of financial leverage.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and will commence operations upon raising gross proceeds in excess of $2,500, all of which must be from persons who are not affiliated with us or FSIC II Advisor. We are a newly organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We anticipate that our portfolio will be comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FSIC II Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments subject to liquidity constraints.

Operating and Regulatory Structure

Our investment activities will be managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “—Contractual Obligations.”

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC II

Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC II Advisor according to asset allocation and other guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $50.8 billion in assets under management as of March 31, 2012.

The terms of our investment advisory and administrative services agreement with FSIC II Advisor and of the sub-advisory agreement with GDFM were approved by the vote of a majority of our directors who are not interested persons as defined in the 1940 Act. Such approval was made in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the 1940 Act and applicable rules and regulations thereunder.

FSIC II Advisor has agreed to provide us with general ledger accounting, fund accounting, and investor and other administrative services. We have contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

Revenues

We plan to generate revenue in the form of interest earned on the debt securities that we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

Expenses

Our primary operating expenses will be the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fee will compensate FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor will be responsible for compensating our investment sub-adviser.

We will bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organizational expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

•

fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC II Advisor

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

•

all other expenses incurred by FSIC II Advisor, our sub-adviser or us in connection with administering our business, including expenses incurred by FSIC II Advisor or our sub-adviser in performing administrative services for us and administrative personnel paid by FSIC II Advisor, to the extent they are not controlling persons of FSIC II Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Reimbursement of FSIC II Advisor for Administrative Services

We will also reimburse FSIC II Advisor for its performance of services related to our administration and operation, provided that such reimbursement will be limited to the lower of FSIC II Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, our affiliate, Franklin Square Holdings, has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment income for tax purposes, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income. If we terminate the investment advisory and administrative services agreement with FSIC II Advisor, we will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael Forman, and our vice-chairman, David Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

Financial Condition, Liquidity and Capital Resources

We intend to generate cash primarily from the net proceeds of our continuous public offering, and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. Immediately after we satisfy the minimum offering requirement, gross subscription funds will total at least $2,500, plus any proceeds we may receive from a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, which we expect to complete prior to commencement of our public offering. Subsequent to satisfying the minimum offering requirement, we will sell our shares on a continuous basis at an initial offering price of $10.00 per share. However, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock, our board of directors or a committee thereof will be required to make the determination that we are not selling shares of our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our then current net asset value per share within 48 hours of the time that we price our shares.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds of our public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interests and the best interests of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock.

Capital Contribution by FSIC II Advisor and GDFM

In December 2011, pursuant to a private placement, Messrs. Forman and Adelman, the principals of FSIC II Advisor, contributed an aggregate of $200 to purchase 22,222 shares of common stock at $9.00 per share, which price represents the public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares for repurchase as long as FSIC II Advisor remains our investment adviser. In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM. We expect to issue the shares purchased in the private placement upon the satisfaction of the minimum offering requirement. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is entitled to a deduction for federal income tax purposes for distributions paid to stockholders if it distributes at least 90% of its “Investment Company Taxable Income,” as defined by the Code, each year. To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31st of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will then calculate each stockholder’s specific distribution amount for the period using record and declaration dates and such distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Form 1099-DIV, identifying the source of the distributions, will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We intend to make any ordinary distributions in the form of cash, out of assets legally available, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to the U.S. stockholder.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management will make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management also will utilize available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our expected operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below:

Valuation of Portfolio Investments

We intend to determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we expect that FSIC II Advisor will prepare portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we intend to undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process will begin with each portfolio company or investment being initially valued by FSIC II Advisor’s management team, with such valuation potentially taking into account information received from our sub-adviser or an independent valuation firm, if applicable;

•	preliminary valuation conclusions will then be documented and discussed with the valuation committee of our board of directors;

•

our valuation committee will review the preliminary valuation and FSIC II Advisor’s management team, together with our independent valuation firm, if applicable, will respond and supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors will discuss valuations and will determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For a convertible debt security, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available will be based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale will typically be valued at a discount from the public market value of the security.

When we receive warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, we will allocate the cost basis in the investment between debt securities and nominal cost equity at the time of origination. We will subsequently value the warrants or other equity-linked securities at fair value.

The fair values of our investments will be determined in good faith by our board of directors. Our board of directors will be solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. We intend to value all of our Level 2 and Level 3 assets by using an independent third-party pricing service, which will provide prevailing bid and ask prices that are screened for validity by the service from dealers on the date of the relevant period end. For investments for which the third-party pricing service is unable to obtain quoted prices, we intend to obtain bid and ask prices directly from dealers who make a market in such investments. To the extent that we hold investments for which no active secondary market exists and, therefore, no bid and ask prices can be readily obtained, our valuation committee will utilize an independent third-party valuation service to value such investments. We will periodically benchmark the bid and ask prices received from the third-party pricing service and/or dealers, as applicable, and valuations received from the third-party valuation service against the actual prices at which we purchase and sell our investments. We believe that these prices will be reliable indicators of fair value.

Revenue Recognition

Security transactions will be accounted for on the trade date. We will record interest income on an accrual basis to the extent that we expect to collect such amounts. We will record dividend income on the ex-dividend date. We will not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount will be capitalized and we will amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees will be recorded as interest income. We will record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments will be calculated by using the specific identification method. We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses, when gains or losses are realized. Net change in unrealized gains or losses on foreign currency will reflect the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Organization Costs

Organization costs include, among other things, the cost of incorporation, including the cost of legal services and other fees pertaining to our organization. These costs are expensed as incurred. For the three months ended March 31, 2012, we incurred organization costs of $193, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception in July 2011 through March 31, 2012, we incurred aggregate organization costs of $213, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Offering Costs

Our offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Registration Statement on Form N-2 relating to our continuous public offering of shares of common stock. We have charged offering costs against capital in excess of par value on the balance sheet. For the three months ended March 31, 2012, we incurred offering costs of $407, which were paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. From our inception in July 2011 through March 31, 2012, we incurred aggregate offering costs of $1,200, which have been paid on our behalf by Franklin Square Holdings and have been recorded as a contribution to capital. See also “—Related Party Transactions.”

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders. We intend to make distributions in an amount sufficient to maintain our RIC status each year and to avoid any federal income taxes on income. We will also be subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

Uncertainty in Income Taxes

We will evaluate our tax positions to determine if the tax positions taken satisfy the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We will recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the Statement of Operations. As of March 31, 2012, we had not incurred any interest or penalties.

Distributions

Distributions to our stockholders will be recorded as of the record date. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FSIC II Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we will accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we will include unrealized gains in the calculation of the capital gains incentive fee expense and related capital gains incentive fee payable. This accrual will reflect the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement will be equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser will be reimbursed for administrative expenses incurred on our behalf.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will equal 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on adjusted capital as defined in our investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, will be an incentive fee on capital gains earned on liquidated investments from the portfolio and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee will equal 20.0% of our incentive fee capital gains, which will equal our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM will assist FSIC II Advisor in identifying investment opportunities and will make investment recommendations for approval by FSIC II Advisor according to asset allocation and other guidelines set by FSIC II Advisor.

FSIC II Advisor has agreed to provide us with general ledger accounting, fund accounting, and investor and other administrative services. We have contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. We have implemented this guidance and it did not have a material impact on our financial statements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FSIC II Advisor. Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor will be paid a base management fee and certain incentive fees, if applicable. See “—Contractual Obligations.” We will also reimburse FSIC II Advisor for expenses necessary for its performance of services related to our administration and operation, provided that such reimbursement will be limited to the lower of FSIC II Advisor’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location, and provided further that such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods.

Under the terms of the investment advisory and administrative services agreement, after we meet the minimum offering requirement, FSIC II Advisor will become entitled to receive 1.5% of gross proceeds raised until all offering costs and organization costs listed below and any future offering or organization costs funded by FSIC II Advisor or its affiliates have been recovered.

As of March 31, 2012, Franklin Square Holdings, an affiliate of FSIC II Advisor, had funded our offering costs and organization costs in the amount of $1,413. We have recorded these as a contribution to capital. The offering costs were offset against capital in excess of par value on the financial statements and the organization costs were charged to expense as incurred by us. Under the terms of our investment advisory and administrative services agreement, there is no liability on our part for the offering or organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) until the investment advisory and administrative services agreement is effective and we have met the minimum offering requirement. At such time, FSIC II Advisor will be entitled to receive 1.5% of the gross proceeds raised from outside investors until all offering costs and organization costs listed above and any future offering or organization costs funded by FSIC II Advisor or its affiliates have been recovered. The minimum reimbursement to FSIC II Advisor for such fees is expected to be $37.5, assuming we are able to raise the minimum offering requirement. The investment advisory and administrative services agreement will not be effective until we meet the minimum offering requirement.

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of approximately $200 to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals will not tender these shares for repurchase as long as FSIC II Advisor remains our investment adviser. In addition, we are currently conducting a private placement of shares of our common stock to certain members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM. We expect to issue the shares purchased in the private placement upon the satisfaction of the minimum offering requirement. As a result, upon achievement of the minimum offering requirement, we will have raised total gross proceeds of at least $2,500, plus the proceeds received in the private placement.

FSIC II Advisor’s senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively. As a result, such personnel provide investment advisory services to us, FS Investment Corporation and FS Energy and Power Fund. While none of FSIC II Advisor, FB Income Advisor, LLC or FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation or FS Energy and Power Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation or FS Energy and Power Fund rather than us.

Pursuant to the expense reimbursement agreement, our affiliate, Franklin Square Holdings, has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowing. See “—Expense Reimbursement” for a description of the expense reimbursement agreement.

The dealer manager for our continuous public offering, FS2 Capital Partners, LLC, is an affiliate of FSIC II Advisor and also serves as the dealer manager for the continuous public offerings of shares by both FS Investment Corporation and FS Energy and Power Fund.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We will be subject to financial market risks, including changes in interest rates. In addition, in the future we may seek to borrow funds in order to make additional investments. Our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we would be subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we have debt outstanding, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we predominantly hold variable rate investments, and to declines in the value of any fixed rate investments we hold. To the extent that a majority of our investments may be in variable rate investments, an increase in interest rates could make it easier for us to meet or exceed the hurdle rate for the subordinated incentive fee on income payable to FSIC II Advisor and may result in a substantial increase in our net investment income, and also to the amount of incentive fees payable to FSIC II Advisor with respect to our increasing pre-incentive fee net investment income.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We did not engage in any unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of FS Investment Corporation II. (Incorporated by reference to Exhibit (a)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

3.2	Amended and Restated Bylaws of FS Investment Corporation II. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus on Form 497 (File No. 333-175654) filed on February 16, 2012.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation II. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.1	Investment Advisory and Administrative Services Agreement by and between FS Investment Corporation II and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement by and among FS Investment Corporation II, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.5	Custodian Agreement by and between FS Investment Corporation II and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

10.6	Escrow Agreement by and among FS Investment Corporation II, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333- 175654) filed on February 10, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2012.

FS INVESTMENT CORPORATION II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)