Form 10-Q
period 2012-06-30
FS Investment Corp II
filed 2012-08-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 9,821,505 shares of common stock outstanding as of August 13, 2012.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$32,002 and $0, respectively)	$32,324	$—
Cash	20,518	200
Receivable for investments sold and repaid	442	—
Interest receivable	57	—
Deferred financing costs	20	—
Reimbursement due from sponsor(1)	135	—

Total assets	$53,496	$200

Liabilities
Payable for investments purchased	$30,516	$—
Stockholder distributions payable	77	—
Management fees payable	22	—
Accrued capital gains incentive fee(2)	65	—
Administrative services expense payable	20	—
Deferred financing costs payable	20	—
Other accrued expenses and liabilities	38	—

Total liabilities	$30,758	$—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 2,538,974 and 22,222 shares issued and outstanding, respectively	3	—
Capital in excess of par value	22,703	220
Accumulated undistributed net realized gains on investments	—	—
Accumulated distributions in excess of net investment income(3)	(290)	(20)
Net unrealized appreciation (depreciation) on investments	322	—

Total stockholders’ equity	22,738	200

Total liabilities and stockholders’ equity	$53,496	$200

Net asset value per share of common stock at period end	$8.96	$9.00

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(3)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Investment income
Interest income	$18	$18

Total investment income	18	18

Operating expenses
Management fees	22	22
Capital gains incentive fees(1)	65	65
Administrative services expenses	20	20
Stock transfer agent fees	14	14
Accounting and administrative fees	1	1
Organization costs	12	205
Other general and administrative expenses	23	23

Total operating expenses	157	350
Less: Expense reimbursement from sponsor(2)	(135)	(135)

Net expenses	22	215

Net investment income (loss)	(4)	(197)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	4	4
Net change in unrealized appreciation (depreciation) on investments	322	322

Total net realized and unrealized gain/loss on investments	326	326

Net increase (decrease) in net assets resulting from operations	$322	$129

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$1.40	$1.02

Weighted average shares outstanding	229,647	125,934

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Six Months Ended June 30, 2012
Operations
Net investment income (loss)	$(197)
Net realized gain (loss) on investments	4
Net change in unrealized appreciation (depreciation) on investments	322

Net increase (decrease) in net assets resulting from operations	129

Stockholder distributions(1)
Distributions from net investment income	(73)
Distributions from net realized gain on investments	(4)

Net decrease in net assets resulting from stockholder distributions	(77)

Capital share transactions
Issuance of common stock	22,627
Offering costs	(1,207)
Reimbursement of investment adviser(2)	(346)
Capital contributions of investment adviser	1,412

Net increase in net assets resulting from capital share transactions	22,486

Total increase (decrease) in net assets	22,538
Net assets at beginning of period	200

Net assets at end of period	$22,738

(1)	See Note 5 for a discussion of the source of distributions paid by the Company.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Six Months Ended June 30, 2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$129
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(32,438)
Proceeds from sales and repayments of investments	442
Net realized gain (loss) on investments	(4)
Net change in unrealized (appreciation) depreciation on investments	(322)
Accretion of discount	(2)
(Increase) decrease in receivable for investments sold and repaid	(442)
(Increase) decrease in interest receivable	(57)
(Increase) decrease in reimbursement due from sponsor(1)	(135)
Increase (decrease) in payable for investments purchased	30,516
Increase (decrease) in management fees payable	22
Increase (decrease) in accrued capital gains incentive fee	65
Increase (decrease) in administrative services expense payable	20
Increase (decrease) in other accrued expenses and liabilities	38

Net cash used in operating activities	(2,168)

Cash flows from financing activities
Issuance of common stock	22,627
Offering costs	(1,207)
Capital contributions of investment adviser	1,412
Reimbursement of investment adviser(2)	(346)

Net cash provided by financing activities	22,486

Total increase (decrease) in cash	20,318
Cash at beginning of period	200

Cash at end of period	$20,518

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of June 30, 2012

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—65.5%
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/29/19(d)	Financials	$1,000	$993	$993
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19(d)	Industrials	556	550	557
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/6/19(d)	Consumer Discretionary	1,000	999	998
Immucor, Inc., L+575, 1.5% LIBOR Floor, 8/19/18(d)	Healthcare	1,000	1,006	1,007
Lantiq Deutschland GmbH, L+700, 2.0% LIBOR Floor, 11/16/15(d)(e)	Information Technology	1,101	1,052	1,052
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/30/19(d)	Utilities	1,586	1,547	1,572
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(d)	Industrials	1,274	1,210	1,258
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/11/18(d)	Industrials	1,500	1,502	1,496
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18(d)	Healthcare	426	421	426
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	1,000	962	966
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(d)	Healthcare	1,000	999	995
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	1,000	625	630
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 1/8/18(d)	Consumer Discretionary	1,000	999	995
WireCo WorldGroup Inc., L+475, 1.3% LIBOR Floor, 2/15/17(d)	Industrials	933	924	936
Zayo Group, LLC, L+588, 1.3% LIBOR Floor, 7/2/19(d)	Telecommunication Services	1,000	1,000	1,005

Total Senior Secured Loans—First Lien			14,789	14,886

Senior Secured Loans—Second Lien—46.7%
Atlantic Broadband Finance, LLC, L+850, 1.3% LIBOR Floor, 10/4/19(d)	Consumer Discretionary	1,000	990	991
Attachmate Corp., L+950, 1.5% LIBOR Floor, 10/27/18(d)	Information Technology	1,500	1,468	1,469
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 10/4/19(d)	Information Technology	1,000	923	926
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/8/19(d)	Information Technology	1,000	1,018	1,011
Data Device Corp., L+1000, 1.5% LIBOR Floor, 6/14/19(d)	Industrials	4,000	3,760	3,940
Equipower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(d)	Utilities	1,000	980	1,003
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/20/14(d)	Industrials	1,000	1,005	1,000
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(d)	Healthcare	273	270	274

Total Senior Secured Loans—Second Lien			10,414	10,614

Senior Secured Bonds—10.3%
Eastman Kodak Co., 10.6%, 3/15/19(f)	Information Technology	1,000	645	641
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	1,000	787	783
Technicolor SA, 9.4%, 5/26/17(d)(e)	Information Technology	1,000	911	919

Total Senior Secured Bonds			2,343	2,343

Subordinated Debt—19.7%
Calumet Lubricants Co., L.P., 9.6%, 8/1/20(e)	Energy	500	491	509
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(d)(e)	Energy	4,000	3,965	3,972

Total Subordinated Debt			4,456	4,481

TOTAL INVESTMENTS—142.2%			$32,002	32,324

LIABILITIES IN EXCESS OF OTHER ASSETS—(42.2%)				(9,586)

NET ASSETS—100.0%				$22,738

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Position or portion thereof unsettled as of June 30, 2012.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2012, 87.9% of the Company’s total assets represented qualifying assets.

(f)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who are not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2012, the Company had one wholly-owned financing subsidiary, Del River LLC, or Del River (formerly known as IC-II Investments LLC), which was established on June 20, 2012. The consolidated financial statements include both the Company’s accounts and the accounts of Del River. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its continuous public offering and through August 13, 2012, the Company has sold 7,755,350 shares of common stock for gross proceeds of $77,046. As of August 13, 2012, the Company had raised total gross proceeds of $95,641, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FSIC II Adviser, in a private placement conducted in June 2012 (see Note 4). During the six months ended June 30, 2012, the Company sold 2,516,752 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $23,052 at an average price per share of $9.16. During the period from July 1, 2012 to August 13, 2012, the Company sold 7,282,531 shares of common stock for gross proceeds of $72,389 at an average price per share of $9.94.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statement of changes in net assets and consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $425 for the six months ended June 30, 2012.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

with its audited financial statements as of and for the period from July 13, 2011 (inception) through December 31, 2011 included in the Company’s Registration Statement on Form N-2 (File No. 333-175654) filed with the Securities and Exchange Commission, or the SEC, on February 10, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet is derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC II Advisor prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by FSIC II Advisor’s management team, with such valuation potentially taking into account information received from the Company’s sub-adviser or an independent valuation firm, if applicable;

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

•	preliminary valuation conclusions are then documented and discussed with the Company’s valuation committee;

•

the Company’s valuation committee reviews the preliminary valuation and FSIC II Advisor’s management team, together with its independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing its debt investments.

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

The Company’s equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

If the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company’s board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

The Company’s investments as of June 30, 2012 consisted of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement the Company entered into with FSIC II Advisor, the incentive fee on capital gains earned on liquidated investments of the Company’s portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through June 30, 2012, the Company accrued capital gains incentive fees of $65 based on the performance of its portfolio, all of which were based on unrealized gains and none of which are payable to FSIC II Advisor.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three and six months ended June 30, 2012, the Company incurred organization costs of $12 and $205, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statement on Form N-2 relating to its continuous public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and six months ended June 30, 2012, the Company incurred offering costs of $800 and $1,207, respectively, which were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

Income Taxes: The Company intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to avoid any federal income taxes on income. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the six months ended June 30, 2012, the Company did not incur any interest or penalties.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, will be distributed or deemed distributed at least annually.

Note 3. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has implemented this guidance and it did not have a material impact on its consolidated financial statements.

Note 4. Related Party Transactions

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through June 30, 2012, the Company accrued $22 in base management fees payable to FSIC II Advisor. It is intended that such fees will be applied to offset the liability of Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, under the expense reimbursement agreement discussed below.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through June 30, 2012, the Company accrued capital gains incentive fees of $65 based on the performance of the Company’s portfolio, all of which were based on unrealized gains and none of which are payable to FSIC II Advisor.

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time records and other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

During the period from June 18, 2012 through June 30, 2012, the Company incurred administrative services expenses of $20 attributable to FSIC II Advisor, of which $15 related to the allocation of costs of administrative personnel for services rendered to the Company by employees of FSIC II Advisor and the remainder related to other reimbursable expenses. It is intended that such fees will be applied to offset Franklin Square Holdings’ liability under the expense reimbursement agreement discussed below.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings funded offering costs and organization costs in the amount of $812 and $1,412 for the three and six months ended June 30, 2012, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Since inception through June 30, 2012, Franklin Square Holdings has funded $2,225 in offering and organization costs.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the six months ended June 30, 2012, FS2 retained $81 for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $346 to FSIC II Advisor and its affiliates during the six months ended June 30, 2012. As of June 30, 2012, $1,879 remains reimbursable to FSIC II Advisor and its affiliates under this arrangement and will be paid during the offering period, provided that 1.5% of gross proceeds raised are sufficient to cover such expenses. The reimbursements are recorded as a reduction of capital.

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of $200 to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser.

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012.

FSIC II Advisor’s senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively. As a result, such personnel provide investment advisory services to each of the Company, FS Investment Corporation and FS Energy and Power Fund. While none of FSIC II Advisor, FB Income Advisor, LLC or FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation or FS Energy and Power Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Energy and Power Fund rather than to the Company.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and the Company’s vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

During the period from June 18, 2012 through June 30, 2012, the Company accrued $135 of reimbursements that Franklin Square Holdings has agreed to pay. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of fees otherwise payable by the Company to FSIC II Advisor. Under the expense reimbursement agreement, such amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company to Franklin Square Holdings in the future.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the period from June 18, 2012 (commencement of operations) through June 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77

On July 11, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.0302 per share each, which were paid on July 31, 2012 to stockholders of record on July 12, 2012 and July 30, 2012, respectively. On August 7, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.0302 per share each, which will be paid on August 31, 2012 to stockholders of record on August 15, 2012 and August 30, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the period from June 18, 2012 (commencement of operations) through June 30, 2012:

	Six Months Ended June 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Capital gains proceeds from the sale of assets	4	5%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	73	95%

Total	$77	100%

(1)	During the six months ended June 30, 2012, 89% of the Company’s gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2012 was $73. As of June 30, 2012, the Company distributed all of its tax-basis net investment income earned as of June 30, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s operations and the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
GAAP-basis net investment income (loss)	$(197)
Tax-basis deferral and amortization of organization costs	205
Reversal of incentive fee accrual on unrealized gains	65

Tax-basis net investment income	$73

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2012, the components of accumulated earnings on a tax basis were as follows:

June 30, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(65)
Unamortized organization costs	(225)
Net unrealized appreciation (depreciation) on investments(1)	322

$32

(1)	As of June 30, 2012, the gross unrealized appreciation on the Company’s investments was $357. As of June 30, 2012, the gross unrealized depreciation on the Company’s investments was $35.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $32,002 as of June 30, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis was $322 as of June 30, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2012:

	June 30, 2012
	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$14,789	$14,886	46%
Senior Secured Loans—Second Lien	10,414	10,614	33%
Senior Secured Bonds	2,343	2,343	7%
Subordinated Debt	4,456	4,481	14%

	$32,002	$32,324	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, the Company had no such investments.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012:

	June 30, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$2,984	9%
Energy	4,481	14%
Financials	993	3%
Healthcare	2,702	8%
Industrials	9,187	28%
Information Technology	6,018	19%
Telecommunication Services	2,754	9%
Utilities	3,205	10%

Total	$32,324	100%

Note 7. Fair Value of Financial Instruments

Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:

Level 1: Inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs that are quoted prices for similar assets or liabilities in active markets.

Level 3: Inputs that are unobservable for an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of June 30, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2012
Level 1 — Price quotations in active markets	$—
Level 2 — Significant other observable inputs	—
Level 3 — Significant unobservable inputs	32,324

$32,324

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of June 30, 2012 consisted of debt securities that are traded on a private over-the-counter market for institutional investors. The Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing service against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through its third-party pricing service or independent dealers, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the six months ended June 30, 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Total
Fair value at beginning of period	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	—	—	2	—	2
Net realized gain (loss)	4	—	—	—	4
Net change in unrealized appreciation (depreciation)	97	200	—	25	322
Purchases	15,227	10,414	2,341	4,456	32,438
Sales and redemptions	(442)	—	—	—	(442)
Net transfers in or out of Level 3	—	—	—	—	—

Fair value at end of period	$14,886	$10,614	$2,343	$4,481	$32,324

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$97	$200	$—	$25	$322

Note 8. Share Repurchase Program

Beginning with the third calendar quarter of 2012, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares of common stock on such terms as may be determined by the Company’s board of

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Share Repurchase Program (continued)

directors in its complete and absolute discretion unless, in the judgment of the independent directors of the Company’s board of directors, such repurchases would not be in the best interest of the Company’s stockholders or would violate applicable law. The Company will conduct such repurchase offers in accordance with the requirements of Rule 13e-4 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the 1940 Act. In months in which the Company repurchases shares of common stock, it intends to conduct repurchases on the same date that it holds its first semi-monthly closing for the sale of shares of common stock in its continuous public offering. The offer to repurchase shares of common stock will be conducted solely through tender offer materials mailed to each stockholder.

The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of its assets (including fees and costs associated with disposing of assets);

•	the Company’s investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2013, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
Per Share Data:
Net asset value, beginning of period	$9.00

Results of operations(1)
Net investment income (loss)	(0.15)
Net realized and unrealized appreciation (depreciation) on investments	0.25

Net increase (decrease) in net assets resulting from operations	0.10

Stockholder distributions(2)
Distributions from net investment income	(0.03)
Distributions from net realized gain on investments	—

Net decrease in net assets resulting from stockholder distributions	(0.03)

Capital share transactions
Issuance of common stock(3)	—
Offering costs(1)	(0.94)
Reimbursement to investment adviser(1)	(0.27)
Capital contributions of investment adviser(1)	1.10

Net increase (decrease) in net assets resulting from capital share transactions	(0.11)

Net asset value, end of period	$8.96

Shares outstanding, end of period	2,538,974

Total return(4)	(0.16%)

Ratio/Supplemental Data:
Net assets, end of period	$22,738

Ratio of net investment loss to average net assets(5)	(1.72%)

Ratio of accrued incentive fees to average net assets(5)	0.58%

Ratio of operating expenses to average net assets(5)	3.05%
Ratio of expenses reimbursed by sponsor to average net assets(5)	(1.18%)

Ratio of net operating expenses to average net assets(5)	1.87%

Portfolio turnover(5)	2.73%

(1)	The per share data was derived by using the weighted average shares outstanding during the period from June 18, 2012 (commencement of operations) through June 30, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the period. Distributions from net realized gain on investments is less than $.005 per share.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(4)	The total return for the six months ended June 30, 2012 was calculated by taking the net asset value per share as of June 30, 2012, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(5)	Weighted average net assets during the period from June 18, 2012 (commencement of operations) through June 30, 2012 was used for this calculation. Ratios and portfolio turnover are not annualized.

Note 10. Subsequent Events

On July 2, 2012, Del River, a newly-formed, wholly-owned, special purpose financing subsidiary of the Company, entered into a total return swap, or TRS, for a portfolio of senior secured floating rate loans with Citibank, N.A., or Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables the Company, through its ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Del River under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $100,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements between Del River and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay the debts of the Company.

Pursuant to the terms of an investment management agreement that the Company has entered into with Del River, the Company acts as the manager of the rights and obligations of Del River under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Del River for purposes of the TRS are selected by the Company in accordance with its investment

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Subsequent Events (continued)

objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Del River may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s Investors Service, or Moody’s, and Standard & Poor’s Corporation, or S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, + 1.25% per annum on the full notional amount of loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Del River may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Del River may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Del River. The amount of collateral required to be posted by Del River is determined primarily on the basis of the aggregate value of the underlying loans.

The Company has no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. The Company may, but is not obligated to, increase its equity investment in Del River for the purpose of funding any additional collateral or payment obligations for which Del River may become obligated during the term of the TRS. If the Company does not make any such additional investment in Del River and Del River fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Del River under the TRS. In the event of an early termination of the TRS, Del River would be required to pay an early termination fee.

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($100,000), multiplied by (z) 1.25% per annum. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. The fair value of the TRS will be reflected as an unrealized gain (loss) on total return swap on the consolidated balance sheets. The change in value of the TRS will be reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

The Company incurred costs of $20 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheet as of June 30, 2012 and will amortize to interest expense over the life of the TRS.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” and “our” refer to FS Investment Corporation II.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, GDFM, or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who are not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. Once we raise sufficient capital, we expect that our investments will generally range between $5,000 and $25,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FSIC II Advisor, subject to oversight by our board of directors. Prior to raising sufficient capital, we may make smaller investments due to liquidity constraints.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally-recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). However, we also invest in non-rated debt securities.

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “—Contractual Obligations” for a description of the fees to which FSIC II Advisor is entitled.

FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to asset allocation and other guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $50.5 billion in assets under management as of June 30, 2012.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments and net unrealized appreciation and depreciation on investments. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement and other expenses necessary for our operations, and will include interest expense from financing facilities. Our investment advisory fee compensates FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our common stock, subject to limitations included in the investment advisory and administrative services agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•

all other expenses incurred by FSIC II Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC II Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC II Advisor, to the extent they are not controlling persons of FSIC II Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

Portfolio Investment Activity for the Period from June 18, 2012 (Commencement of Operations) through June 30, 2012

During the period from June 18, 2012 through June 30, 2012, we made investments in portfolio companies totaling $32,438. During the same period, we sold investments for proceeds of $442.

As of June 30, 2012, our investment portfolio, with a total fair value of $32,324, consisted of interests in 26 portfolio companies (46% in first lien senior secured loans, 33% in second lien senior secured loans, 7% in senior secured bonds and 14% in subordinated debt). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $409.5 million. As of June 30, 2012, the investments in our portfolio were purchased at a weighted average price of 95.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 88.2% of our portfolio based on the fair value of our investments) was B2 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.7% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2012:

	June 30, 2012
	Amortized Cost (1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$14,789	$14,886	46%
Senior Secured Loans—Second Lien	10,414	10,614	33%
Senior Secured Bonds	2,343	2,343	7%
Subordinated Debt	4,456	4,481	14%

	$32,002	$32,324	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2012, we had no such investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2012:

	June 30, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$2,984	9%
Energy	4,481	14%
Financials	993	3%
Healthcare	2,702	8%
Industrials	9,187	28%
Information Technology	6,018	19%
Telecommunication Services	2,754	9%
Utilities	3,205	10%

Total	$32,324	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012:

	June 30, 2012
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—
2	30,001	93%
3	1,052	3%
4	1,271	4%
5	—	—

	$32,324	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values. No investment rating changes have occurred subsequent to the purchase of investments rated 3 and 4.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who are not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2011 periods have been included. From January 1, 2012 through June 18, 2012, we incurred organization costs of $205 and offering costs of $1,074 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Period from June 18, 2012 (Commencement of Operations) through June 30, 2012

Revenues

We generated investment income of $18 for the period from June 18, 2012 through June 30, 2012, in the form of interest earned on senior secured loans, senior secured bonds and subordinated debt in our portfolio. Such revenues represent $16 of cash income earned as well as $2 in non-cash portions relating to accretion of discount. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $145 for the period from June 18, 2012 through June 30, 2012. Our operating expenses include base management fees attributed to FSIC II Advisor of $22 for the period from June 18, 2012 through June 30, 2012. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $20 for the period from June 18, 2012 through June 30, 2012.

FSIC II Advisor is eligible to receive incentive fees based on performance. We accrued capital gains incentive fees of $65 for the period from June 18, 2012 through June 30, 2012, all of which were based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

Fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1 for the period from June 18, 2012 through June 30, 2012. We incurred fees and expenses with our stock transfer agent of $14 for the period from June 18, 2012 through June 30, 2012.

Our other general and administrative expenses totaled $23 for the period from June 18, 2012 through June 30, 2012, and consisted of the following:

Period from June 18, 2012 through June 30, 2012
Expenses associated with our independent audit and related fees	$10
Compensation of our chief compliance officer	2
Legal fees	2
Printing fees	5
Insurance expense	3
Other	1

Total	$23

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the period from June 18, 2012 through June 30, 2012, the ratio of our operating expenses to our average net assets was 1.26% and the ratio of our net operating expenses to our average net assets, which includes $135 of expense reimbursements from Franklin Square Holdings, was 0.09%. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

During the period from June 18, 2012 through June 30, 2012, we accrued $135 of reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of fees otherwise payable by us to FSIC II Advisor. Under the expense reimbursement agreement, such amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $8 for the period from June 18, 2012 through June 30, 2012.

Net Realized Gains or Losses

We sold investments for $442 during the period from June 18, 2012 through June 30, 2012, from which we realized net gains of $4.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the period from June 18, 2012 through June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $322. The change in unrealized appreciation (depreciation) on our investments during the period from June 18, 2012 through June 30, 2012 was primarily driven by demand for certain loans in the secondary market, subsequent to our purchase of such loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from June 18, 2012 through June 30, 2012, the net increase in net assets resulting from operations was $334.

Financial Condition, Liquidity and Capital Resources

During the period from June 18, 2012 through June 30, 2012, we sold 2,516,752 shares of our common stock (including shares of common stock sold in the private placement) for gross proceeds of $23,052. During the period from June 18, 2012 through June 30, 2012, we also incurred offering costs of $133 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $425 for the period from June 18, 2012 through June 30, 2012. These sales commissions and fees include $81 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through August 13, 2012, we have sold 7,755,350 shares of common stock for gross proceeds of $77,046. As of August 13, 2012, we have raised total gross proceeds of $95,641, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement conducted in June 2012.

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares at semi-monthly closings at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interest of our stockholders. However, we have not currently decided whether, and to what extent, we will finance portfolio investments using debt. We do not currently anticipate issuing any preferred stock. See “—Recent Developments” for information regarding a TRS that we recently entered into through our wholly-owned, special purpose financing subsidiary, Del River.

As of June 30, 2012, we had $20,518 in cash, which we hold in a custodial account.

Capital Contribution by FSIC II Advisor and GDFM

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of $200 to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser.

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the period from June 18, 2012 through June 30, 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the period from June 18, 2012 (commencement of operations) through June 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77

On July 11, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.0302 per share each, which were paid on July 31, 2012 to stockholders of record on July 12, 2012 and July 30, 2012, respectively. On August 7, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.0302 per share each, which will be paid on August 31, 2012 to stockholders of record on August 15, 2012 and

August 30, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. The following table reflects the sources of the cash distributions that we have paid on our common stock during the period from June 18, 2012 (commencement of operations) through June 30, 2012:

	Six Months Ended June 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	—	—
Capital gains proceeds from the sale of assets	4	5%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	73	95%

Total	$77	100%

(1)	During the six months ended June 30, 2012, 89% of our gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the six months ended June 30, 2012 was $73. As of June 30, 2012, we distributed all of our tax-basis net investment income earned as of June 30, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations and the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
GAAP-basis net investment income (loss)	$(197)
Tax-basis deferral and amortization of organization costs	205
Reversal of incentive fee accrual on unrealized gains	65

Tax-basis net investment income	$73

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

As of June 30, 2012, the components of accumulated earnings on a tax basis were as follows:

June 30, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(65)
Unamortized organization costs	(225)
Net unrealized appreciation (depreciation) on investments(1)	322

$32

(1)	As of June 30, 2012, the gross unrealized appreciation on our investments was $357. As of June 30, 2012, the gross unrealized depreciation on our investments was $35.

The aggregate cost of our investments for federal income tax purposes totaled $32,002 as of June 30, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis was $322 as of June 30, 2012.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC II Advisor prepares portfolio company valuations using relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

ASC Topic 820 issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by FSIC II Advisor’s management team, with such valuation potentially taking into account information received from our sub-adviser or an independent valuation firm, if applicable;

•	preliminary valuation conclusions are then documented and discussed with our valuation committee;

•

our valuation committee reviews the preliminary valuation and FSIC II Advisor’s management team, together with our independent valuation firm, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

For convertible debt securities, fair value will generally approximate the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market will be valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors it deems relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

If we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of June 30, 2012 consisted of debt securities that are traded on a private over-the-counter market for institutional investors. We valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end.

We periodically benchmark the bid and ask prices we receive from the third-party pricing service against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing service or independent dealers, including the use of an independent valuation firm. We will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FSIC II Advisor, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through June 30, 2012, we accrued capital gains incentive fees of $65 based on the performance of our portfolio, all of which were based on unrealized gains and none of which are payable to FSIC II Advisor.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the period from June 18, 2012 through June 30, 2012, we incurred $22 in base management fees and $20 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. We accrued $65 in capital gains incentive fees based on unrealized gains in our investment portfolio as of June 30, 2012; however, such fees are not due and payable to FSIC II Advisor unless and until such time as the gains become realized.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the Accounting Boards on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have implemented this guidance and it did not have a material impact on our consolidated financial statements.

Related Party Transactions

We have entered into an investment advisory and administrative services agreement with FSIC II Advisor. Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee of 20.0% of net investment income, subject to an annualized 7.5% hurdle, and 20.0% of net realized capital gains, if applicable.

We commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through June 30, 2012, FSIC II Advisor earned $22 in base management fees. It is intended that such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through June 30, 2012, we accrued capital gains incentive fees of $65 based on the performance of our portfolio, all of which were based on unrealized gains and none of which are payable to FSIC II Advisor.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time records and other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality and, at least annually, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

During the period from June 18, 2012 through June 30, 2012, we incurred administrative services expenses of $20 attributable to FSIC II Advisor, of which $15 related to the allocation of costs of administrative personnel for services rendered to us by employees of FSIC II Advisor and the remainder related to other reimbursable expenses. It is intended that such fees will be applied to offset Franklin Square Holdings’ liability under the expense reimbursement agreement discussed below.

Franklin Square Holdings funded offering costs and organization costs in the amount of $812 and $1,412 for the three and six months ended June 30, 2012, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through June 30, 2012, Franklin Square Holdings has funded $2,225 in offering and organization costs.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. During the six months ended June 30, 2012, FS2 retained $81 for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, we satisfied the minimum offering requirement. We paid total reimbursements of $346 to FSIC II Advisor and its affiliates during the six months ended June 30, 2012. As of June 30, 2012, $1,879 remains reimbursable to FSIC II Advisor and its affiliates under this arrangement and will be paid during the offering period, provided that 1.5% of gross proceeds raised are sufficient to cover such expenses. The reimbursements are recorded as a reduction of capital.

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of $200 to purchase 22,222 shares of common stock at $9.00 per share, which represents the initial public offering price of $10.00 per share, net of selling commissions and dealer manager fees. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser.

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012.

FSIC II Advisor’s senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation and FS Energy and Power Fund. While none of FSIC II Advisor, FB Income Advisor, LLC or FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation or FS Energy and Power Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Energy and Power Fund rather than to us.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters.

During the period from June 18, 2012 (commencement of operations) through June 30, 2012, we accrued $135 for reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of fees otherwise payable by us to FSIC II Advisor. Under the expense reimbursement agreement, such amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by us to Franklin Square Holdings in the future.

Recent Developments

On July 2, 2012, Del River entered into the TRS for a portfolio of senior secured floating rate loans with Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Del River under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of

$100,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay our debts.

Pursuant to the terms of an investment management agreement that we have entered into with Del River, we act as the manager of the rights and obligations of Del River under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Del River for purposes of the TRS are selected by us in accordance with our investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Del River may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to one-month LIBOR + 1.25% per annum on the full notional amount of loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Under the terms of the TRS, Del River may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The limit on the additional collateral that Del River may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Del River. The amount of collateral required to be posted by Del River is determined primarily on the basis of the aggregate value of the underlying loans.

We have no contractual obligation to post any such additional collateral or to make any interest payments to Citibank. We may, but are not obligated to, increase our equity investment in Del River for the purpose of funding any additional collateral or payment obligations for which Del River may become obligated during the term of the TRS. If we do not make any such additional investment in Del River and Del River fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Del River under the TRS. In the event of an early termination of the TRS, Del River would be required to pay an early termination fee.

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($100,000), multiplied by (z) 1.25% per annum. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. The fair value of the TRS will be reflected as an unrealized gain (loss) on total return swap on our consolidated balance sheets. The change in value of the TRS will be reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap.

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, 91% of our portfolio investments (based on fair value) paid variable interest rates and the remainder (9%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Del River and Citibank, Del River will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $100,000. The TRS was not in effect during the period ended June 30, 2012. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have debt outstanding or swap agreements in effect, our interest rate expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income assuming no changes in our investment portfolio as of June 30, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 50 basis points	$(10)	(0.4%	)
Current LIBOR	—	—
Up 100 basis points	36	1.3%
Up 200 basis points	220	7.9%
Up 300 basis points	407	14.6%

(1)	Assumes no change in defaults or prepayments by portfolio companies.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2012, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q and the risk factors set forth in our prospectus, dated May 18, 2012, as supplemented or amended, you should consider carefully the following information before making an investment in our common stock.

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned, special purpose financing subsidiary, Del River, has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” above for a more detailed discussion of the terms of the TRS between Del River and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Del River is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Del River under the TRS. Del River bears the risk of depreciation with respect to the value of the loans underlying the TRS and is required under the terms of the TRS to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying loans after such value decreases below a specified amount. The amount of collateral required to be posted by Del River is determined primarily on the basis of the aggregate value of the underlying loans.

The limit on the additional collateral that Del River may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the loans underlying the TRS and the amount of cash collateral already posted by Del River (determined without consideration of the initial cash collateral posted for each loan included in the TRS). Del River’s maximum liability under the TRS is the amount of any decline in the aggregate value of the loans subject to the TRS, less the amount of the cash collateral previously posted by Del River. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

In addition to customary events of default and termination events, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Del River or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) a merger of Del River or us meeting certain criteria; (e) either us or Del River amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Del River or having authority to enter into transactions under the TRS on behalf of Del River, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC II Advisor ceasing to be our investment adviser or GDFM ceasing to be the sub-adviser to FSIC II Advisor; (h) Del River failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Del River becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Del River that may not be changed without the vote of our stockholders and that relates to Del River’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($100.0 million), multiplied by (z) 1.25% per annum.

Upon any termination of the TRS, Del River will be required to pay Citibank the amount of any decline in the aggregate value of the loans subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such loans. In the event that Citibank chooses to exercise its termination rights, it is possible that Del River will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Del River controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing” in our prospectus, dated May 18, 2012, as supplemented or amended.

Item 2. Unregistered	Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults	upon Senior Securities.

Not applicable.

Item 4. Mine	Safety Disclosures.

Not applicable.

Item 5. Other	Information.

On August 10, 2012, Michael F. Gerber, a director of the Company, tendered his resignation from the Company’s board of directors, including each of the committees on which he serves, effective August 10, 2012. Mr. Gerber has accepted a position with the Company’s affiliate and sponsor, Franklin Square Holdings, as Senior Vice President—Public Affairs, Strategy and Product Administration, effective as of August 20, 2012. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit (a)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus on Form 497 (File No. 333-175654) filed on February 16, 2012.)
4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.5	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.6	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.7	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)
10.8	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)
10.9	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2012.

FS INVESTMENT CORPORATION II

By:	/S/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)