Form 10-Q
period 2012-09-30
FS Investment Corp II
filed 2012-11-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00926

FS INVESTMENT CORPORATION II

(Exact name of registrant as specified in its charter)

Maryland	80-0741103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre

2929 Arch Street, Suite 675

Philadelphia, Pennsylvania 19104

(Address of principal executive office)

(215) 495-1150

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 34,169,119 shares of common stock outstanding as of October 31, 2012.

PART I—FINANCIAL INFORMATION

Item	1. Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Investments, at fair value (amortized cost—$191,175 and $0, respectively)	$193,517	$—
Cash	313	200
Due from counterparty	61,191	—
Receivable for investments sold and repaid	17,793	—
Interest receivable	1,694	—
Deferred financing costs	14	—
Reimbursement due from sponsor(1)	712	—
Receivable due on total return swap(2)	61	—
Unrealized appreciation on total return swap(2)	1,773	—

Total assets	$277,068	$200

Liabilities
Payable for investments purchased	$63,857	$—
Stockholder distributions payable	1,292	—
Management fees payable	826	—
Accrued capital gains incentive fee(3)	1,080	—
Administrative services expense payable	83	—
Deferred financing costs payable(2)	19
Other accrued expenses and liabilities	322	—

Total Liabilities	67,479	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 23,287,642 and 22,222 shares issued and outstanding, respectively	23	—
Capital in excess of par value	206,595	220
Accumulated undistributed net realized gains on investments and total return swap	135	—
Accumulated distributions in excess of net investment income(4)	(1,279)	(20)
Net unrealized appreciation (depreciation) on investments and total return swap	4,115	—

Total stockholders’ equity	209,589	200

Total liabilities and stockholders’ equity	$277,068	$200

Net asset value per share of common stock at period end	$9.00	$9.00

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(4)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Investment income
Interest income	$1,824	$1,842

Total investment income	1,824	1,842

Operating expenses
Management fees	826	848
Capital gains incentive fees(1)	1,015	1,080
Administrative services expenses	100	120
Stock transfer agent fees	148	162
Accounting and administrative fees	7	8
Interest expense	5	5
Organization costs	—	205
Other general and administrative expenses	222	245

Total operating expenses	2,323	2,673
Less: Expense reimbursement from sponsor(2)	(712)	(847)

Net expenses	1,611	1,826

Net investment income	213	16

Realized and unrealized gain/loss
Net realized gain (loss) on investments	1,147	1,151
Net realized gain (loss) on total return swap(3)	135	135
Net change in unrealized appreciation (depreciation) on investments	2,020	2,342
Net change in unrealized appreciation (depreciation) on total return swap(3)	1,773	1,773

Total net realized and unrealized gain/loss on investments	5,075	5,401

Net increase (decrease) in net assets resulting from operations	$5,288	$5,417

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations	$0.47	$1.42

Weighted average shares outstanding	11,134,670	3,822,298

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statement of Changes in Net Assets

(in thousands)

Nine Months Ended September 30, 2012
Operations
Net investment income (loss)	$16
Net realized gain (loss) on investments and total return swap(1)	1,286
Net change in unrealized appreciation (depreciation) on investments	2,342
Net change in unrealized appreciation (depreciation) on total return swap(1)	1,773

Net increase (decrease) in net assets resulting from operations	5,417

Stockholder distributions(2)
Distributions from net investment income	(1,275)
Distributions from net realized gain on investments	(1,151)

Net decrease in net assets resulting from stockholder distributions	(2,426)

Capital share transactions
Issuance of common stock	208,953
Reinvestment of stockholder distributions	640
Offering costs	(2,382)
Reimbursement of investment adviser(3)	(3,202)
Capital contributions of investment adviser	2,389

Net increase in net assets resulting from capital share transactions	206,398

Total increase in net assets	209,389
Net assets at beginning of period	200

Net assets at end of period	$209,589

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statement of Cash Flows

(in thousands)

Nine Months Ended September 30, 2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$5,417
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(260,149)
Proceeds from sales and repayments of investments	70,313
Net realized (gain) loss on investments	(1,151)
Net change in unrealized (appreciation) depreciation on investments	(2,342)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(1,773)
Accretion of discount	(188)
Amortization of deferred financing costs	5
(Increase) decrease in due from counterparty	(61,191)
(Increase) decrease in receivable for investments sold and repaid	(17,793)
(Increase) decrease in interest receivable	(1,694)
(Increase) decrease in reimbursement due from sponsor(2)	(712)
(Increase) decrease in receivable due on total return swap(1)	(61)
Increase (decrease) in payable for investments purchased	63,857
Increase (decrease) in management fees payable	826
Increase (decrease) in accrued capital gains incentive fee	1,080
Increase (decrease) in administrative services expense payable	83
Increase (decrease) in deferred financing costs payable(1)	19
Increase (decrease) in other accrued expenses and liabilities	322

Net cash used in operating activities	(205,132)

Cash flows from financing activities
Issuance of common stock	208,953
Reinvestment of stockholder distributions	640
Offering costs	(2,382)
Capital contributions of investment adviser	2,389
Reimbursement of investment adviser(3)	(3,202)
Stockholder distributions	(1,134)
Deferred financing costs	(19)

Net cash provided by financing activities	205,245

Total increase (decrease) in cash	113
Cash at beginning of period	200

Cash at end of period	$313

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of September 30, 2012

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—32.7%
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19(d)	Industrials	$3,202	$3,170	$3,225
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15	Telecommunication Services	3,452	3,457	3,467
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/28/19	Financials	998	990	1,013
Allen Systems Group, Inc., L+575, 1.8% LIBOR Floor, 11/20/15	Information Technology	840	822	812
Avaya Inc., L+450, 10/26/17	Information Technology	3,400	3,034	3,112
Clear Channel Communications, Inc., L+365, 1/28/16(d)	Consumer Discretionary	8,000	6,277	6,566
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 9/30/19(d)(e)	Consumer Discretionary	5,410	5,329	5,430
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19	Industrials	556	550	564
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Energy	1,949	1,978	1,982
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/19/13(d)	Information Technology	2,500	2,494	2,468
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18	Consumer Discretionary	3,731	3,676	3,769
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(e)	Information Technology	3,021	2,831	2,764
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(e)	Healthcare	4,545	4,478	4,517
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(e)	Industrials	1,222	1,210	1,238
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/13/18	Energy	3,818	3,816	3,837
Panda Temple Power, LLC, Prime+600, 7/17/18(d)	Energy	2,000	2,020	2,020
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	6,511	6,379	6,472
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18	Energy	2,000	2,000	2,005
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)	Utilities	8,000	5,778	5,970
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19	Consumer Discretionary	995	995	996
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17	Consumer Discretionary	997	996	992
Travelport LLC, L+1100, 1.5% LIBOR Floor, 8/23/13	Consumer Discretionary	2,000	2,029	2,044
Valeant Pharmaceuticals International, Inc., L+325, 1.0% LIBOR Floor, 2/27/19(d)(e)	Healthcare	1,213	1,207	1,217
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17(e)	Information Technology	955	953	965
Zayo Group, LLC, L+588, 1.3% LIBOR Floor, 7/2/19	Telecommunication Services	998	998	1,009

Total Senior Secured Loans—First Lien			67,467	68,454

Senior Secured Loans—Second Lien—18.0%
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18	Industrials	500	501	501
Atlantic Broadband Finance, LLC, L+850, 1.3% LIBOR Floor, 10/4/19	Consumer Discretionary	1,000	990	1,049
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(d)	Information Technology	5,500	5,395	5,405
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 9/18/20(d)	Consumer Discretionary	2,766	2,738	2,807
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19	Information Technology	1,000	925	950
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20	Consumer Discretionary	1,739	1,671	1,757
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19	Information Technology	1,000	1,017	1,020
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19(d)	Consumer Discretionary	4,000	3,920	4,000
Equipower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19	Utilities	1,000	981	1,019
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19	Industrials	4,000	3,765	3,940
Mood Media Corp., Prime+775, 11/6/18(e)	Consumer Discretionary	1,500	1,496	1,469
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14	Industrials	1,000	1,005	1,000
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(d)	Industrials	2,050	2,057	2,050
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19	Healthcare	273	270	277
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(e)	Energy	4,987	5,050	5,054
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/18(d)	Information Technology	4,651	4,581	4,625
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17	Information Technology	830	831	834

Total Senior Secured Loans—Second Lien			37,193	37,757

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2012

(in thousands)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—14.3%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19	Industrials	$3,000	$2,919	$2,970
Avaya Inc., 7.0%, 4/1/19	Information Technology	2,000	1,849	1,858
Cenveo Corp., 8.9%, 2/1/18	Consumer Discretionary	4,188	3,740	3,960
Eastman Kodak Co., 10.6%, 3/15/19(f)	Information Technology	1,000	658	644
Neff Rental LLC, 9.6%, 5/15/16(d)	Industrials	3,750	3,801	3,789
PH Holding LLC, 9.8%, 12/31/17	Industrials	5,000	4,900	4,900
Reynolds Group Holdings, Inc., 5.8%, 10/15/20(e)	Consumer Discretionary	4,750	4,750	4,750
Ryerson Inc., 9.0%, 10/15/17(d)	Industrials	600	600	604
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	2,000	1,660	1,759
Technicolor SA, 9.4%, 5/26/17(d)(e)	Information Technology	1,000	911	1,003
Travelport LLC, L+600 PIK, 12/1/16	Consumer Discretionary	4,828	3,730	3,667

Total Senior Secured Bonds			29,518	29,904

Subordinated Debt—21.0%
Amkor Technologies Inc., 6.4%, 10/1/22(e)	Telecommunication Services	1,250	1,250	1,238
Aurora Diagnostics, LLC, 10.8%, 1/15/18	Healthcare	7,000	7,046	7,088
Cablevision Systems Corp., 5.9%, 9/15/22(e)	Consumer Discretionary	2,780	2,780	2,777
Chesapeake Energy Corp., L+700, 1.5% LIBOR Floor, 12/2/17(e)	Energy	8,000	8,009	8,035
Kinetic Concepts, Inc., 12.5%, 11/1/19	Healthcare	2,800	2,712	2,692
NES Rental Holdings, Inc., 12.3%, 4/15/15	Industrials	7,129	7,154	7,183
Nuveen Investments, Inc., 9.1%, 10/15/17	Financials	15,000	15,000	14,963

Total Subordinated Debt			43,951	43,976

Collateralized Securities—6.4%
AMMC 2012 CDO 11A Class Subord., 17.9%, 10/15/23(d)(e)	Financials	6,000	5,100	5,100
Ares 2012 CLO 2A Class Subord., 19.0%, 10/12/23(e)	Financials	8,500	7,946	8,326

Total Collateralized Securities			13,046	13,426

TOTAL INVESTMENTS—92.4%			$191,175	193,517

OTHER ASSETS IN EXCESS OF LIABILITIES—7.6%				16,072

NET ASSETS—100.0%				$209,589

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(e)		$223,225		$1,773

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Position or portion thereof unsettled as of September 30, 2012.

(e)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2012, 79.9% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 80.0% of the Company’s total assets represented qualifying assets as of September 30, 2012.

(f)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2012, the Company had one wholly-owned financing subsidiary, Del River LLC, or Del River (formerly known as IC-II Investments LLC), which was established on June 20, 2012. On October 1, 2012, the Company established two additional wholly-owned financing subsidiaries, Cobbs Creek LLC, or Cobbs Creek, and Lehigh River LLC, or Lehigh River (see Note 11). The consolidated financial statements include both the Company’s accounts and the accounts of Del River. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its continuous public offering and through October 31, 2012, the Company has sold 32,127,841 shares of common stock for gross proceeds of $320,266. As of October 31, 2012, the Company had raised total gross proceeds of $338,861, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FSIC II Adviser, in a private placement conducted in June 2012 (see Note 4). During the nine months ended September 30, 2012, the Company sold 23,265,420 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of $229,467 at an average price per share of $9.86. The gross proceeds received during the nine months ended September 30, 2012 include reinvested stockholder distributions of $640 for which the Company issued 67,356 shares of common stock. During the period from October 1, 2012 to October 31, 2012, the Company sold 10,906,354 shares of common stock for gross proceeds of $109,194 at an average price per share of $10.01.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statement of changes in net assets and consolidated statement of cash flows are presented net of selling commissions and dealer manager fees of $19,874 for the nine months ended September 30, 2012.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the period from July 13, 2011 (inception) through December 31, 2011 included in the Company’s Registration Statement on Form N-2 (File No. 333-175654) filed with the Securities and Exchange Commission, or the SEC, on February 10, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The December 31, 2011 balance sheet is derived from the 2011 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC II Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with FSIC II Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from the Company’s sub-adviser or an independent valuation firm, if applicable;

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

The Company’s investments as of September 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. One collateralized security, which was newly issued and purchased near September 30, 2012, was valued by obtaining bid and ask prices from an independent dealer. One senior secured bond and one collateralized security, which were newly issued and purchased near September 30, 2012, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued the total return swap, or TRS, between Del River and Citibank, N.A., or Citibank, in accordance with the agreements which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see Note 8.

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

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2012, the Company accrued capital gains incentive fees of $1,015 based on the performance of its portfolio, of which $820 was based

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

on unrealized gains and $195 was based on realized gains. During the period from June 18, 2012 (commencement of operations) through September 30, 2012, the Company accrued capital gains incentive fees of $1,080 based on the performance of its portfolio, of which $885 was based on unrealized gains and $195 was based on realized gains.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the three and nine months ended September 30, 2012, the Company incurred organization costs of $0 and $205, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4).

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statements on Form N-2 relating to its continuous public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the three and nine months ended September 30, 2012, the Company incurred offering costs of $1,175 and $2,382, respectively, of which $977 and $2,184, respectively, were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the nine months ended September 30, 2012, the Company did not incur any interest or penalties.

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

The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through September 30, 2012, the Company accrued $848 in base management fees payable to FSIC II Advisor, including $826 in base management fees accrued during the three months ended September 30, 2012. During the period from June 18, 2012 through September 30, 2012, $22 in base management fees were applied to offset the liability of Franklin Square

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, under the expense reimbursement agreement discussed below. Of the $826 in base management fees accrued and payable as of September 30, 2012, it is intended that $712 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of September 30, 2012 and the balance, $114, will be paid to FSIC II Advisor.

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2012, the Company accrued capital gains incentive fees of $1,015 based on the performance of its portfolio, of which $820 was based on unrealized gains and $195 was based on realized gains. During the period from June 18, 2012 through September 30, 2012, the Company accrued capital gains incentive fees of $1,080 based on the performance of its portfolio, of which $885 was based on unrealized gains and $195 was based on realized gains.

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

During the period from June 18, 2012 through September 30, 2012, the Company incurred administrative services expenses of $120 attributable to FSIC II Advisor, of which $90 related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. During the period from June 18, 2012 through September 30, 2012, the Company paid $37 of administrative services expenses to FSIC II Advisor. As of September 30, 2012, the Company had $83 in administrative services expense payable to FSIC II Advisor.

Franklin Square Holdings funded offering costs and organization costs in the amount of $977 and $2,389 for the three and nine months ended September 30, 2012, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Since inception through September 30, 2012, Franklin Square Holdings has funded $3,202 in offering and organization costs.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. During the nine months ended September 30, 2012, FS2 retained $3,835 for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $3,202 to FSIC II Advisor and its affiliates during the nine months ended September 30, 2012. The reimbursements are recorded as a reduction of capital. As of September 30, 2012, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

During the period from June 18, 2012 through September 30, 2012, the Company incurred costs of $19 in connection with obtaining the TRS. Franklin Square Holdings paid such financing costs on the Company’s behalf and is entitled to reimbursement for such amount. Such reimbursement obligation has been recorded as deferred financing costs payable on the Company’s consolidated balance sheets.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 31, 2012, the Company has sold an aggregate of 2,214,834 shares of common stock for aggregate gross proceeds of $19,955 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement conducted in June 2012.

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

During the period from June 18, 2012 through September 30, 2012, the Company accrued $847 for reimbursements that Franklin Square Holdings has agreed to pay, including $712 in reimbursements for the three months ended September 30, 2012. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC II Advisor. During

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

the period from June 18, 2012 through September 30, 2012, the Company received $113 in cash reimbursements from Franklin Square Holdings and offset $22 in management fees payable by the Company to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, the Company had $712 of reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. As of September 30, 2012, $847 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the period from June 18, 2012 (commencement of operations) through September 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
September 30, 2012	$0.1812	$2,349

On September 14, 2012, the Company’s board of directors determined to increase the amount of the regular semi-monthly cash distributions from $0.0302 per share to $0.0304 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on September 27, 2012, which were to be paid on October 31, 2012 to stockholders of record on October 15, 2012 and October 30, 2012, respectively. On October 15, 2012, the Company’s board of directors determined to increase the amount of the regular semi-monthly cash distributions payable to stockholders of record from $0.0304 per share to $0.0305 per share. The increase in the semi-monthly cash distributions to $0.0305 per share was first effective with respect to the semi-monthly cash distribution to be paid on October 31, 2012 to stockholders of record on October 30, 2012. Both of the semi-monthly cash distributions declared for the month of October 2012 were paid on October 31, 2012. On November 9, 2012, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.0305 per share each, which will be paid on November 30, 2012 to stockholders of record on November 15, 2012 and November 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the period from June 18, 2012 (commencement of operations) through September 30, 2012:

	Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	428	18%
Capital gains proceeds from the sale of assets	1,151	47%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	847	35%

Total	$2,426	100%

(1)	During the nine months ended September 30, 2012, 90% of the Company’s gross investment income was attributable to cash interest earned and 10% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2012 was $1,275. As of September 30, 2012, the Company distributed all of its tax-basis net investment income earned as of September 30, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of realized gains on the Company’s total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
GAAP-basis net investment income (loss)	$16
Tax-basis deferral and amortization of organization costs	201
Reversal of incentive fee accrual on unrealized gains	885
GAAP realized gains on total return swap	135
Accretion of discount on total return swap	38

Tax-basis net investment income	$1,275

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of September 30, 2012, the components of accumulated earnings on a tax basis were as follows:

September 30, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(885)
Unamortized organization costs	(221)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	4,077

$2,971

(1)	As of September 30, 2012, the gross unrealized appreciation on the Company’s investments and total return swap was $4,384. As of September 30, 2012, the gross unrealized depreciation on the Company’s investments was $307.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $191,175 as of September 30, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS with Citibank, was $4,077 as of September 30, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2012:

	September 30, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$67,467	$68,454	35%
Senior Secured Loans—Second Lien	37,193	37,757	20%
Senior Secured Bonds	29,518	29,904	15%
Subordinated Debt	43,951	43,976	23%
Collateralized Securities	13,046	13,426	7%

	$191,175	$193,517	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, the Company had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $50,000.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012:

	September 30, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$46,033	24%
Energy	22,933	12%
Financials	29,402	15%
Healthcare	15,791	8%
Industrials	31,964	16%
Information Technology	26,460	14%
Telecommunication Services	13,945	7%
Utilities	6,989	4%

Total	$193,517	100%

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

As of September 30, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2012
Valuation Inputs	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	193,517	1,773

	$193,517	$1,773

The Company’s investments as of September 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued all of its investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. One collateralized security, which was newly issued and purchased near September 30, 2012, was valued by obtaining bid and ask prices from an independent dealer. One senior secured bond and one collateralized security, which were newly issued and purchased near September 30, 2012, were valued at cost, as the Company’s board of directors determined that the cost of each investment was the best indication of its fair value. The Company valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, see Note 8.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2012
	Secured Senior Loans - First Lien	Secured Senior Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	93	10	85	—	—	188
Net realized gain (loss)	412	7	71	661	—	1,151
Net change in unrealized appreciation (depreciation)	987	564	386	25	380	2,342
Purchases	88,481	37,604	35,425	85,593	13,046	260,149
Sales and redemptions	(21,519)	(428)	(6,063)	(42,303)	—	(70,313)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$68,454	$37,757	$29,904	$43,976	$13,426	$193,517

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$987	$564	$386	$25	$380	$2,342

Note 8. Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On September 12, 2012, Del River entered into an amendment to the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $100,000 to $175,000, and on September 27, 2012, Del River entered into a second amendment to the TRS to increase this amount from $175,000 to $275,000.

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

The obligations of Del River under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

becomes subject to the TRS) of $275,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay the debts of the Company.

Pursuant to the terms of an investment management agreement that the Company has entered into with Del River, the Company acts as the manager of the rights and obligations of Del River under the TRS, including selecting the specific loans to be included in the portfolio of loans subject to the TRS. Accordingly, the loans selected by Del River for purposes of the TRS are selected by the Company in accordance with its investment objectives and strategy to generate current income and, to a lesser extent, long-term capital appreciation. In addition, pursuant to the terms of the TRS, Del River may select any loan or obligation available in the market to be included in the portfolio of loans that meets the obligation criteria set forth in the TRS Agreement.

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s Investors Service, or Moody’s, and Standard & Poor’s Corporation, or S&P, and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.25% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($275,000), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of September 30, 2012, Del River would have been required to pay an early termination fee of approximately $1,402. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of September 30, 2012, the fair value of the TRS was $1,773. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2012, Del River had selected 75 underlying loans with a total notional amount of $223,225 and posted $61,191 in cash collateral held by Citibank (of which only $56,825 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

The Company incurred costs of $19 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the TRS. As of September 30, 2012, $14 of such deferred financing costs have yet to be amortized to interest expense. Franklin Square Holdings paid such financing costs on the Company’s behalf and is entitled to reimbursement for such amount. Such reimbursement obligation has been recorded as deferred financing costs payable on the Company’s consolidated balance sheets.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2012:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19	Industrials	$6,340	$6,432	$92
Alkermes, Inc., L+350, 1.0% LIBOR Floor, 9/18/19(2)	Healthcare	2,084	2,113	29
Allison Transmission, Inc., L+325, 1.0% LIBOR Floor, 8/23/19(2)	Materials	3,950	3,997	47
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/6/16	Information Technology	4,963	4,919	(44)
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17	Information Technology	2,977	2,965	(12)
Avaya Inc., L+450, 10/26/17	Information Technology	2,241	2,270	29
Bausch & Lomb Inc., L+425, 1.0% LIBOR Floor, 5/17/19	Healthcare	999	1,006	7
BJ’s Wholesale Club, Inc., L+450, 1.3% LIBOR Floor, 9/20/19	Consumer Discretionary	9,900	10,037	137
BostonMed Acquisition GmbH, L+475, 1.3% LIBOR Floor, 7/27/19(2)	Healthcare	1,068	1,079	11
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(2)	Consumer Discretionary	3,257	3,337	80
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19	Consumer Discretionary	1,000	1,000	—
Burger King Corp., L+275, 1.0% LIBOR Floor, 1/26/19(2)	Consumer Discretionary	1,801	1,805	4
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18	Consumer Discretionary	3,960	3,990	30
Consolidated Container Co. LLC, L+500, 1.3% LIBOR Floor, 7/3/19	Industrials	1,509	1,516	7
ConvaTec Inc., L+375, 1.3% LIBOR Floor, 12/20/16	Healthcare	1,273	1,277	4
Corel Corp., L+700, 5/2/14(2)	Information Technology	3,319	3,332	13
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Information Technology	1,492	1,494	2
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 10/7/18(2)	Telecommunication Services	1,977	1,977	—
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Healthcare	1,923	1,918	(5)
Entercom Radio, LLC, L+500, 1.3% LIBOR Floor, 11/23/18(2)	Consumer Discretionary	341	344	3
Equipower Resources Holdings, LLC, L+500, 1.5% LIBOR Floor, 12/21/18	Utilities	1,504	1,512	8
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18	Consumer Discretionary	1,515	1,509	(6)
First Data Corp., L+500, 3/24/17	Information Technology	3,930	3,920	(10)
Foxco Acquisition Sub, LLC, L+450, 1.0% LIBOR Floor, 7/1/17	Consumer Discretionary	3,857	3,899	42
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17	Industrials	2,945	2,970	25
Freedom Group, Inc., L+425, 1.3% LIBOR Floor, 4/19/19	Consumer Discretionary	843	852	9
Genpact International Inc., L+325, 1.0% LIBOR Floor, 8/30/19(2)	Information Technology	3,734	3,763	29
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Discretionary	3,089	3,089	—
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18	Financials	1,957	1,940	(17)
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17	Healthcare	5,294	5,311	17
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18	Industrials	5,019	4,950	(69)
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(2)	Materials	1,485	1,513	28
Inmar, Inc., L+525, 1.3% LIBOR Floor, 8/4/17	Information Technology	5,007	4,993	(14)
Kinetic Concepts, Inc., L+575, 1.3% LIBOR Floor, 5/4/18	Healthcare	1,950	1,949	(1)
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Utilities	1,575	1,596	21
Mediacom Broadband Inc., L+300, 1.0% LIBOR Floor, 1/17/20	Consumer Discretionary	3,900	3,960	60
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19	Healthcare	7,455	7,461	6
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18	Retail	2,358	2,418	60
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17	Industrials	3,735	3,759	24
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18	Industrials	2,708	2,743	35
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17	Healthcare	1,970	1,950	(20)
Nuveen Investments, Inc., L+550, 5/13/17	Financials	5,740	5,726	(14)
Par Pharmaceutical Companies, Inc., L+375, 1.3% LIBOR Floor, 9/18/19(2)	Healthcare	4,654	4,690	36
Party City Holdings, Inc., L+450, 1.3% LIBOR Floor, 7/27/19	Consumer Discretionary	3,062	3,128	66
Pilot Travel Centers LLC, L+325, 1.0% LIBOR Floor, 8/7/19	Retail	1,121	1,137	16
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17	Industrials	4,990	4,950	(40)
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18	Industrials	2,320	2,314	(6)
RCN Telecom Services, LLC, L+400, 1.3% LIBOR Floor, 8/26/16	Telecommunication Services	843	848	5

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
RedPrairie Corp., L+500, 1.0% LIBOR Floor, 8/6/18	Information Technology	$1,826	$1,842	$16
Roofing Supply Group LLC, L+525, 1.3% LIBOR Floor, 5/24/19	Industrials	251	252	1
Sabre Inc., L+575, 1.3% LIBOR Floor, 9/30/17	Consumer Discretionary	1,477	1,480	3
Sabre Inc., L+600, 1.3% LIBOR Floor, 9/30/17	Consumer Discretionary	5,382	5,428	46
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Discretionary	1,422	1,415	(7)
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/19/18	Energy	3,658	3,696	38
Select Medical Corporation, L+375, 1.8% LIBOR Floor, 8/13/18(2)	Healthcare	3,870	3,990	120
Serta Simmons Holdings, LLC, L+375, 1.3% LIBOR Floor, 9/18/19	Consumer Discretionary	6,699	6,734	35
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18	Healthcare	427	427	—
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 9/25/19	Energy	5,303	5,359	56
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Healthcare	1,995	1,992	(3)
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13	Telecommunication Services	4,281	4,317	36
Sports Authority, Inc., L+525, 1.5% LIBOR Floor, 11/16/17	Consumer Discretionary	8,324	8,323	(1)
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/4/18	Consumer Discretionary	1,994	1,983	(11)
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Industrials	3,417	3,456	39
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Healthcare	2,484	2,485	1
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16	Information Technology	467	458	(9)
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17	Information Technology	1,249	1,226	(23)
The Pantry, Inc., L+450, 1.3% LIBOR Floor, 7/25/19(2)	Consumer Discretionary	1,014	1,032	18
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17	Energy	2,505	2,506	1
Toys“R”Us – Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16	Consumer Discretionary	4,244	4,231	(13)
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16	Industrials	1,973	1,964	(9)
Valeant Pharmaceuticals International, Inc., L+325, 1.0% LIBOR Floor, 2/27/19	Healthcare	4,024	4,044	20
Warner Chilcott Corp., L+325, 1.0% LIBOR Floor, 3/15/18(2)	Healthcare	1,980	1,996	16
Web.com Group, Inc., L+550, 1.5% LIBOR Floor, 10/27/17	Information Technology	2,799	2,820	21
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18	Information Technology	3,630	3,698	68
Wide OpenWest Finance, LLC, L+500, 1.3% LIBOR Floor, 7/17/18	Consumer Discretionary	1,596	1,675	79

Total		$223,225	$224,487	1,262

	Total TRS Accrued Income and Liabilities:			511

	Total TRS Fair Value:			$1,773

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

Note 9. Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share purchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

Note 9. Share Repurchase Program (continued)

•	the relative economies of scale with respect to the Company’s size;

•	the Company’s history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, beginning with the calendar quarter ending March 31, 2013, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 closing. On October 1, 2012, the Company repurchased 24,877 shares at $9.045 per share for aggregate consideration totaling $225.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Per Share Data:
Net asset value, beginning of period	$9.00
Results of operations(1)
Net investment income (loss)	—
Net realized and unrealized appreciation (depreciation) on investments and total return swap	0.54

Net increase (decrease) in net assets resulting from operations	0.54

Stockholder distributions(2)
Distributions from net investment income	(0.11)
Distributions from net realized gain on investments	(0.10)

Net decrease in net assets resulting from stockholder distributions	(0.21)

Capital share transactions
Issuance of common stock(3)	—
Offering costs(1)	(0.24)
Reimbursement to investment adviser(1)	(0.33)
Capital contributions of investment adviser(1)	0.24

Net increase (decrease) in net assets resulting from capital share transactions	(0.33)

Net asset value, end of period	$9.00

Shares outstanding, end of period	23,287,642

Total return(4)	2.40%

Ratio/Supplemental Data:
Net assets, end of period	$209,589

Ratio of net investment income to average net assets(5)	0.02%

Ratio of accrued incentive fees to average net assets(5)	1.23%

Ratio of operating expenses to average net assets(5)	3.06%
Ratio of expenses reimbursed by sponsor to average net assets(5)	(0.97%)

Ratio of net operating expenses to average net assets(5)	2.09%

Portfolio turnover(5)	87.80%

(1)	The per share data was derived by using the weighted average shares outstanding during the period from June 18, 2012 (commencement of operations) through September 30, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The total return for the nine months ended September 30, 2012 was calculated by taking the net asset value per share as of September 30, 2012, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share.

(5)	Weighted average net assets during the period from June 18, 2012 (commencement of operations) through September 30, 2012 was used for this calculation. Ratios and portfolio turnover are not annualized.

Note 11. Subsequent Events

JPM Financing

On October 26, 2012, through its two newly formed, wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Lehigh River and Cobbs Creek, the Company entered into a conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, pursuant to which up to $150,000 will be made available to the Company to fund investments in new securities and for other general corporate purposes. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $316,500 to Lehigh River pursuant to an asset transfer agreement, dated as of October 26, 2012, between the Company and Lehigh River, or the Lehigh Asset Transfer Agreement. Under the Lehigh Asset Transfer Agreement, on October 26, 2012, the Company sold loans to Lehigh River for a purchase price of approximately $161,561, all of which consisted of the issuance to the Company of equity interests in Lehigh River. It is expected that the aggregate amount of loans held by Lehigh River when the financing arrangement is fully-ramped will be approximately $316,500.

The loans held by Lehigh River will secure the obligations of Lehigh River under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an indenture, dated as of October 26, 2012 with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $180,000. Principal on the Class A Notes will be due and payable on the stated maturity date of November 20, 2023. Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 2.75% per annum. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to the Company’s investment adviser, FSIC II Advisor.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of a master repurchase agreement and the related annex and confirmation thereto, each dated as of October 26, 2012, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $180,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $150,000. Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than November 20, 2016. The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing November 20, 2014, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from the Company pursuant to a revolving credit agreement, dated as of October 26, 2012, between Cobbs Creek, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the JPM Facility, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $90,000 to Cobbs Creek pursuant to an asset transfer agreement, dated as of October 26, 2012, between the Company and Cobbs Creek, or the Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from the Company will secure the obligations of Cobbs Creek under the JPM Facility. Under the Cobbs Asset Transfer Agreement, on October 26, 2012, the Company sold loans to Cobbs Creek for a purchase price of approximately $36,256, all of which consisted of the issuance to the Company of equity interests in Cobbs Creek.

Pursuant to the JPM Facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

In connection with the Class A Notes and the Indenture, Lehigh River also entered into a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012, pursuant to which the Company will manage the assets of Lehigh River, and a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of October 26, 2012, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM Facility, Cobbs Creek also entered into a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012, pursuant to which the Company will manage the assets of Cobbs Creek.

In connection with the transactions described above, on October 26, 2012, Lehigh River issued a Class A Note to Cobbs Creek in the principal amount of $22,000. The Company funded this purchase through a capital contribution of $22,000 to Cobbs Creek. Cobbs Creek subsequently sold this Class A Note to JPM under the JPM Facility for aggregate proceeds of approximately $18,333. During the 180-day period following October 26, 2012, Lehigh River intends to issue and sell to Cobbs Creek an additional $158,000 in aggregate principal amount of Class A Notes and Cobbs Creek intends to enter into additional repurchase transactions under the JPM Facility with respect to such Class A Notes.

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

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, GDFM or any of their affiliates;

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

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

FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to asset allocation and other guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $54.6 billion in assets under management as of September 30, 2012.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments and net unrealized appreciation and depreciation on total return swap. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC II Advisor;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

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

Portfolio Investment Activity for the Period from June 18, 2012 (Commencement of Operations) through September 30, 2012

During the period from June 18, 2012 through September 30, 2012, we made investments in portfolio companies totaling $260,149. During the same period, we sold investments for proceeds of $66,699 and received principal repayments of $3,614.

As of September 30, 2012, our investment portfolio, with a total fair value of $193,517, consisted of interests in 57 portfolio companies (35% in first lien senior secured loans, 20% in second lien senior secured loans, 15% in senior secured bonds, 23% in subordinated debt and 7% in collateralized securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $478.9 million. As of September 30, 2012, the investments in our portfolio were purchased at a weighted average price of 95.2% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 69.9% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.9% based upon the purchase price of our investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2012:

	September 30, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$67,467	$68,454	35%
Senior Secured Loans—Second Lien	37,193	37,757	20%
Senior Secured Bonds	29,518	29,904	15%
Subordinated Debt	43,951	43,976	23%
Collateralized Securities	13,046	13,426	7%

	$191,175	$193,517	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2012, we had one such investment, which was an unfunded bridge loan commitment, with an aggregate unfunded commitment of $50,000.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2012:

	September 30, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Consumer Discretionary	$46,033	24%
Energy	22,933	12%
Financials	29,402	15%
Healthcare	15,791	8%
Industrials	31,964	16%
Information Technology	26,460	14%
Telecommunication Services	13,945	7%
Utilities	6,989	4%

Total	$193,517	100%

Since we commenced operations on June 18, 2012, we had not made any proprietary investments as of September 30, 2012. We define proprietary investments to include any investment originated or structured for us or made by us that was not generally available to the broader market. Proprietary investments may offer higher yields than broadly syndicated transactions, which are marketed and sold to many participants. As our capital raising increases, we expect to add proprietary investments to our investment portfolio.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend expected, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012:

	September 30, 2012
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$16,701	9%
2	160,691	83%
3	8,699	4%
4	7,426	4%
5	—	—

	$193,517	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2011 periods have been included. From January 1, 2012 through June 18, 2012, we incurred organization costs of $205 and offering costs of $1,074 which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Three Months Ended September 30, 2012 and the Period from June 18, 2012 (Commencement of Operations) through September 30, 2012

Revenues

We generated investment income of $1,824 and $1,842 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively, in the form of interest earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $1,638 and $1,654 of cash income earned as well as $186 and $188 in non-cash portions relating to accretion of discount for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $2,323 and $2,468 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $826 and $848 and administrative services expenses attributed to FSIC II Advisor of $100 and $120 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. We accrued capital gains incentive fees of $1,015 for the three months ended September 30, 2012, of which $820 was based on unrealized gains and $195 was based on realized gains. We accrued capital gains incentive fees of $1,080 for the period from June 18, 2012 through September 30, 2012, of which $885 was based on unrealized gains and $195 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $5 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012 relating to the amortization of deferred financing costs incurred in connection with the establishment of our TRS. For the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $7 and $8, respectively, and fees and expenses incurred with our stock transfer agent totaled $148 and $162, respectively.

Our other general and administrative expenses totaled $222 and $245 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively, and consisted of the following:

	Three Months Ended September 30, 2012	Period from June 18, 2012 through September 30, 2012
Expenses associated with our independent audit and related fees	$40	$50
Compensation of our chief compliance officer	26	28
Legal fees	58	60
Printing fees	15	20
Directors’ fees	68	68
Other	15	19

Total	$222	$245

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, the ratio of our operating expenses to our average net assets was 2.33% and 2.82%, respectively, and the ratio of our net operating expenses to our average net assets, which includes $712 and $847, respectively, of expense reimbursements from Franklin Square Holdings, was 1.61% and 1.85%, respectively. During the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, our ratio of net operating expenses to average net assets included $5 and $5, respectively, related to interest expense and $1,015 and $1,080, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 0.59% and 1.01%, respectively, for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

During the period from June 18, 2012 through September 30, 2012, we accrued $847 for reimbursements that Franklin Square Holdings has agreed to pay, including $712 in reimbursements for the three months ended September 30, 2012. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC II Advisor. During the period from June 18, 2012 through September 30,

2012, we received $113 in cash reimbursements from Franklin Square Holdings and offset $22 in management fees payable by us to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, we had $712 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of September 30, 2012, $847 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $213 and $221 for the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $66,257 and $3,614, respectively, during the three months ended September 30, 2012, from which we realized net gains of $1,147. We sold investments and received principal repayments of $66,699 and $3,614, respectively, during the period from June 18, 2012 through September 30, 2012, from which we realized net gains of $1,151. During each of the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, we earned $135 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap

For the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $2,020 and $2,342, respectively. The net change in unrealized appreciation (depreciation) on our TRS was $1,773 for each of the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the quarter.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, the net increase (decrease) in net assets resulting from operations was $5,288 and $5,622, respectively.

Financial Condition, Liquidity and Capital Resources

During the period from June 18, 2012 through September 30, 2012, we sold 23,265,420 shares of our common stock (including shares of common stock sold in the private placement) for gross proceeds of $229,467. The gross proceeds received during the period from June 18, 2012 through September 30, 2012 include reinvested stockholder distributions of $640 for which we issued 67,356 shares of common stock. During the period from June 18, 2012 through September 30, 2012, we also incurred offering costs of $1,308 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $1,110 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $19,874 for the period from June 18, 2012 through September 30, 2012. These sales commissions and fees include $3,835 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through October 31, 2012, we have sold 32,127,841 shares of common stock for gross proceeds of $320,266. As of October 31, 2012, we have raised total gross proceeds of $338,861, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement conducted in June 2012. As of October 31, 2012, we have sold an aggregate of 2,214,834 shares of common stock for aggregate gross proceeds of $19,955 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement conducted in June 2012.

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

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our intent to be taxed as a RIC.

As of September 30, 2012, we had $313 in cash, which we hold in a custodial account, and $61,191 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The following table reflects certain information regarding the quarterly tender offers that we have conducted since we commenced operations on June 18, 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	24,877	$9.045	$225

We may borrow funds to make investments, including before we have fully invested the proceeds of our continuous public offering, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interest of our stockholders. We do not currently anticipate issuing any preferred stock.

Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On September 12, 2012, Del River entered into an amendment to the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $100,000 to $175,000, and on September 27, 2012, Del River entered into a second amendment to the TRS to increase this amount from $175,000 to $275,000.

The TRS with Citibank enables us, through our ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Del River under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $275,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay our debts.

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

Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P and quoted by a nationally-recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

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

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($275,000), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of September 30, 2012, Del River would have been required to pay an early termination fee of approximately $1,402. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of September 30, 2012, the fair value of the TRS was $1,773. The fair value of the TRS is reflected as an unrealized gain (loss) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of September 30, 2012, Del River had selected 75 underlying loans with a total notional amount of $223,225 and posted $61,191 in cash collateral held by Citibank (of which only $56,825 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 31, 2012, we have sold an aggregate of 2,214,834 shares of common stock for aggregate gross proceeds of $19,955 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement conducted in June 2012.

RIC Status and Distributions

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the period from June 18, 2012 through September 30, 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the period from June 18, 2012 (commencement of operations) through September 30, 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
September 30, 2012	$0.1812	$2,349

On September 14, 2012, our board of directors determined to increase the amount of the regular semi-monthly cash distributions from $0.0302 per share to $0.0304 per share. The increase in the regular semi-monthly cash distributions commenced with the semi-monthly distributions declared on September 27, 2012, which were to be paid on October 31, 2012 to stockholders of record on October 15, 2012 and October 30, 2012, respectively. On October 15, 2012, our board of directors determined to increase the amount of the regular semi-monthly cash distributions payable to stockholders of record from $0.0304 per share to $0.0305 per share. The increase in the semi-monthly cash distributions to $0.0305 per share was first effective with respect to the semi-monthly cash distribution to be paid on October 31, 2012 to stockholders of record on October 30, 2012. Both of the semi-monthly cash distributions declared for the month of October 2012 were paid on October 31, 2012. On November 9, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.0305 per share each, which will be paid on November 30, 2012 to stockholders of record on November 15, 2012 and November 29, 2012, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions that we have paid on our common stock during the period from June 18, 2012 (commencement of operations) through September 30, 2012:

	Nine Months Ended September 30, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	428	18%
Capital gains proceeds from the sale of assets	1,151	47%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	847	35%

Total	$2,426	100%

(1)	During the nine months ended September 30, 2012, 90% of our gross investment income was attributable to cash interest earned and 10% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the nine months ended September 30, 2012 was $1,275. As of September 30, 2012, we distributed all of our tax-basis net investment income earned as of September 30, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of realized gains on our total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
GAAP-basis net investment income (loss)	$16
Tax-basis deferral and amortization of organization costs	201
Reversal of incentive fee accrual on unrealized gains	885
GAAP realized gains on total return swap	135
Accretion of discount on total return swap	38

Tax-basis net investment income	$1,275

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of September 30, 2012, the components of accumulated earnings on a tax basis were as follows:

September 30, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(885)
Unamortized organization costs	(221)
Net unrealized appreciation (depreciation) on investments and total return swap(1)	4,077

$2,971

(1)	As of September 30, 2012, the gross unrealized appreciation on our investments and total return swap was $4,384. As of September 30, 2012, the gross unrealized depreciation on our investments was $307.

The aggregate cost of our investments for federal income tax purposes totaled $191,175 as of September 30, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $4,077 as of September 30, 2012.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly traded are valued at the reported closing price on the valuation date. Securities that are not publicly traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC II Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with FSIC II Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from our sub-adviser or an independent valuation firm, if applicable;

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

Our investments as of September 30, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued all of our investments by using an independent third-party pricing service, which provided prevailing bid and ask prices that were screened for validity by the service from dealers on the date of the relevant period end. One collateralized security, which was newly issued and purchased near September 30, 2012, was valued by obtaining bid and ask prices from an independent dealer. One senior secured bond and one collateralized security, which were newly issued and purchased near September 30, 2012, were valued at cost, as our board of directors determined that the cost of each investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

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

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $1,015 based on the performance of our portfolio, of which $820 was based on unrealized gains and $195 was based on realized gains. During the period from June 18, 2012 through September 30, 2012, we accrued capital gains incentive fees of $1,080 based on the performance of our portfolio, of which $885 was based on unrealized gains and $195 was based on realized gains.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2012 and the period from June 18, 2012 through September 30, 2012, we incurred $826 and $848, respectively, in base management fees and $100 and $120, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $1,015 based on the performance of our portfolio, of which $820 was based on unrealized gains and $195 was based on realized gains. During the period from June 18, 2012 through September 30, 2012, we accrued capital gains incentive fees of $1,080 based on the performance of our portfolio, of which $885 was based on unrealized gains and $195 was based on realized gains.

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

We commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through September 30, 2012, we accrued $848 in base management fees payable to FSIC II Advisor, including $826 in base management fees accrued during the three months ended September 30, 2012. During the period from June 18, 2012 through September 30, 2012, $22 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below. Of the $826 in base management fees accrued and payable as of September 30, 2012, it is intended that $712 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of September 30, 2012 and the balance, $114, will be paid to FSIC II Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the three months ended September 30, 2012, we accrued capital gains incentive fees of $1,015 based on the performance of our portfolio, of which $820 was based on unrealized gains and $195 was based on realized gains. During the period from June 18, 2012 through September 30, 2012, we accrued capital gains incentive fees of $1,080 based on the performance of our portfolio, of which $885 was based on unrealized gains and $195 was based on realized gains.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

During the period from June 18, 2012 through September 30, 2012, we incurred administrative services expenses of $120 attributable to FSIC II Advisor, of which $90 related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. During the period from June 18, 2012 through September 30, 2012, we paid $37 of administrative services expenses to FSIC II Advisor. As of September 30, 2012, we had $83 in administrative services expense payable to FSIC II Advisor.

Franklin Square Holdings funded offering costs and organization costs in the amount of $977 and $2,389 for the three and nine months ended September 30, 2012, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through September 30, 2012, Franklin Square Holdings has funded $3,202 in offering and organization costs.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. During the nine months ended September 30, 2012, FS2 retained $3,835 for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, we satisfied the minimum offering requirement. We paid total reimbursements of $3,202 to FSIC II Advisor and its affiliates during the nine months ended September 30, 2012. The reimbursements are recorded as a reduction of capital. As of September 30, 2012, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

During the period from June 18, 2012 through September 30, 2012, we incurred costs of $19 in connection with obtaining the TRS. Franklin Square Holdings paid such financing costs on our behalf and is entitled to reimbursement for such amount. Such reimbursement obligation has been recorded as deferred financing costs payable on our consolidated balance sheets.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 31, 2012, we have sold an aggregate of 2,214,834 shares of common stock for aggregate gross proceeds of $19,955 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement conducted in June 2012.

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

During the period from June 18, 2012 through September 30, 2012, we accrued $847 for reimbursements that Franklin Square Holdings has agreed to pay, including $712 of reimbursements for the three months ended September 30, 2012. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC II Advisor. During the period from June 18, 2012 through September 30, 2012, we received $113 in cash reimbursements from Franklin Square Holdings and offset $22 in management fees payable by us to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of September 30, 2012, we had $712 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of September 30, 2012, $847 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Recent Developments

JPM Financing

On October 26, 2012, through our two newly formed, wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Lehigh River and Cobbs Creek, we entered into a conventional debt financing arrangement with JPM pursuant to which up to $150,000 will be made available to us to fund investments in new securities and for other general corporate purposes. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $316,500 to Lehigh River pursuant to the Lehigh Asset Transfer Agreement. Under the Lehigh Asset Transfer Agreement, on October 26, 2012, we sold loans to Lehigh River for a purchase price of approximately $161,561, all of which consisted of the issuance to us of equity interests in Lehigh River. It is expected that the aggregate amount of loans held by Lehigh River when the financing arrangement is fully-ramped will be approximately $316,500.

The loans held by Lehigh River will secure the obligations of Lehigh River under Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Indenture. Pursuant to the Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $180,000. Principal on the Class A Notes will be due and payable on the stated maturity date of November 20, 2023. Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 2.75% per annum. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to our investment adviser, FSIC II Advisor.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM, pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $180,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $150,000. Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than November 20, 2016. The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing November 20, 2014, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Lehigh River securing the Class A Notes declines below the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $90,000 to Cobbs Creek pursuant to the Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from us will secure the obligations of Cobbs Creek under the JPM Facility. Under the Cobbs Asset Transfer Agreement, on October 26, 2012, we sold loans to Cobbs Creek for a purchase price of approximately $36,256, all of which consisted of the issuance to us of equity interests in Cobbs Creek.

Pursuant to the JPM Facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Indenture.

In connection with the Class A Notes and the Indenture, Lehigh River also entered into a collateral management agreement with us, as collateral manager, dated as of October 26, 2012, pursuant to which we will manage the assets of Lehigh River, and a collateral administration agreement with Virtus, as collateral administrator, and us, as collateral manager, dated as of October 26, 2012, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM Facility, Cobbs Creek also entered into a collateral management agreement with us, as collateral manager, dated as of October 26, 2012, pursuant to which we will manage the assets of Cobbs Creek.

In connection with the transactions described above, on October 26, 2012, Lehigh River issued a Class A Note to Cobbs Creek in the principal amount of $22,000. We funded this purchase through a capital contribution of $22,000 to Cobbs Creek. Cobbs Creek subsequently sold this Class A Note to JPM under the JPM Facility for aggregate proceeds of approximately $18,333. During the 180-day period following October 26, 2012, Lehigh River intends to issue and sell to Cobbs Creek an additional $158,000 in aggregate principal amount of Class A Notes and Cobbs Creek intends to enter into additional repurchase transactions under the JPM Facility with respect to such Class A Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, 61% of our portfolio investments (based on fair value) paid variable interest rates and the remainder (39%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Del River and Citibank, Del River pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $275 million (which maximum notional amount was $175 million prior to September 27, 2012 and $100 million prior to September 12, 2012). Under the terms of the JPM Facility, Cobbs Creek will pay interest to JPM at a fixed rate. The JPM facility was not in effect during the period ended September 30, 2012. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest rate expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2012 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Percentage Change in Interest Income
Down 35 basis points	$625	2.0%
Current LIBOR	—	—
Up 100 basis points	(1,531)	(5.0%)
Up 300 basis points	576	1.9%
Up 500 basis points	3,049	9.9%

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Del River receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the loans subject to the TRS. As of September 30, 2012, all of the loans underlying the TRS paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2012, we did not engage in interest rate hedging activities.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks associated with our debt securitization facility.

On October 26, 2012, we entered into a debt financing arrangement with JPM through two wholly-owned subsidiaries pursuant to which up to $150 million will be made available to us to fund investments in new securities and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of approximately $317 million may be sold by us from time to time to Lehigh River pursuant to the Lehigh Asset Transfer Agreement. The loans held by Lehigh River will secure the obligations of Lehigh River under the Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $180 million and mature on November 20, 2023. Cobbs Creek will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $180 million. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $150 million.

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $90 million to Cobbs Creek pursuant to the Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from us will secure the obligations of Cobbs Creek under the JPM Facility.

See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Lehigh River is subordinated to the debt obligations of Lehigh River.

Under the Lehigh Asset Transfer Agreement, we sold loans to Lehigh River for a purchase price of approximately $162 million, all of which consisted of the issuance to us of equity interests in Lehigh River. Any dividends or other payments in respect of our equity interest in Lehigh River are subordinated in priority of payment to the Class A Notes. In addition, Lehigh River is subject to certain payment restrictions set forth in the Indenture in respect of its equity interest.

We will receive cash distributions based on our investment in Lehigh River only if Lehigh River has made all required cash interest payments on the Class A Notes. We cannot assure you that distributions on the assets held by Lehigh River will be sufficient to make any distributions to us or that the yield on our investment in Lehigh River will meet our expectations.

Our equity investment in Lehigh River is unsecured and ranks behind all of the creditors, known or unknown, of Lehigh River, including the holders of the Class A Notes. Consequently, if the value of Lehigh River’s portfolio of loan investments decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Lehigh River could be reduced. Accordingly, our investment in Lehigh River may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Lehigh River’s portfolio of loan investments decreases and Lehigh River is unable to make any required payments to Cobbs Creek pursuant to the terms of the Class A Notes, Cobbs Creek may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Cobbs Creek’s portfolio of loan investments is not sufficient to meet Cobbs Creek’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Cobbs Creek to cover Cobbs Creek’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Cobbs Creek.

Our equity investment in Cobbs Creek is subordinated to the debt obligations of Cobbs Creek.

Under the Cobbs Asset Transfer Agreement, we sold loans to Cobbs Creek for a purchase price of approximately $36 million, all of which consisted of the issuance to us of equity interests in Cobbs Creek. Any dividends or other payments in respect of our equity interest in Cobbs Creek are subordinated in priority of payment to Cobbs Creek’s payment obligations under the JPM Facility. In addition, Cobbs Creek is subject to certain payment restrictions set forth in the JPM Facility in respect of its equity interest.

We will receive cash distributions based on our investment in Cobbs Creek only if Cobbs Creek has made all required payments under the JPM Facility. We cannot assure you that distributions on the assets held by Cobbs Creek, including the Class A Notes, will be sufficient to make any distributions to us or that the yield on our investment in Cobbs Creek will meet our expectations.

Our equity investment in Cobbs Creek is unsecured and ranks behind all of the creditors, known or unknown, of Cobbs Creek, including JPM. Consequently, if the value of Cobbs Creek’s portfolio of loan investments decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Cobbs Creek could be reduced. Accordingly, our investment in Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Cobbs Creek’s portfolio of loan investments decreases or Lehigh River fails to make any required payments to Cobbs Creek pursuant to the terms of the Class A Notes, Cobbs Creek may be unable to make any required payments to JPM pursuant to the terms of the JPM Facility. In such event, if the value of Cobbs Creek’s portfolio of loan investments is not sufficient to meet Cobbs Creek’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Cobbs Creek to cover Cobbs Creek’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Cobbs Creek.

Our equity investments in Lehigh River and Cobbs Creek have a high degree of leverage.

The maximum aggregate principal amount of the Class A Notes that may be issued is $180 million and loans in our portfolio having an aggregate market value of approximately $317 million may be sold by us from time to time to Lehigh River. Similarly, the maximum repurchase amount payable at any time by Cobbs Creek to JPM under the JPM Facility is $150 million, plus applicable interest, and loans in our portfolio having an aggregate market value of approximately $90 million may be sold by us from time to time to Cobbs Creek. The market value of our equity investments in Lehigh River and Cobbs Creek may be significantly affected by a variety of factors, including changes in the market value of the investments held by Lehigh River and Cobbs Creek, changes in distributions on the investments held by Lehigh River and Cobbs Creek, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and other risks associated with those investments. Our investments in Lehigh River and Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of JPM, as the holder of the Class A Notes, may not be aligned with our interests, and we will not have control over remedies in respect of the Class A Notes.

The Class A Notes rank senior in right of payment to any equity securities issued by Lehigh River. As a result, there are circumstances in which the interests of JPM, as the holder of the Class A Notes, may not be aligned with our interests. For example, under the terms of the Class A Notes, JPM has the right to receive payments of principal and interest prior to Lehigh River making any distributions or dividends to holders of its equity securities.

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of loans that secure the obligations of Lehigh River under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Lehigh River. Lehigh River may not have proceeds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Lehigh River to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Lehigh River may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of loans held by Lehigh River to the amount of interest payable in respect of the Class A

Notes. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of loans held by Lehigh River must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Lehigh River must equal at least 164.44% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Lehigh River must equal at least 147.07% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of loans held by Lehigh River to certain benchmarks as described more fully in the Indenture.

If the Class A Interest Coverage Test or the Class A Par Value Test is not satisfied on any date on which compliance is measured, Lehigh River is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable tests. Failure to satisfy the Additional Class A Par Value Test on any measurement date constitutes an event of default under the Indenture. Obligations that may be added to the portfolio of loans held by Lehigh River and constituting collateral from time to time under the Indenture are subject to certain restrictions in respect of the quality tests referenced above and more fully described in the Indenture.

The market value of the underlying loans held by Lehigh River and Cobbs Creek may decline causing Cobbs Creek to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Lehigh River securing the Class A Notes declines below the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying loans held by Cobbs Creek must be at least $29 million until December 25, 2012 and at least $75 million on and after December 25, 2012, or collectively, the Market Value Requirement. In either such event, in order to satisfy these requirements, Cobbs Creek intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Cobbs Creek to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Lehigh River or Cobbs Creek, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the investments held by Lehigh River and Cobbs Creek, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Lehigh River and Cobbs Creek. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Lehigh River or Cobbs Creek holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage and quality tests under the Indenture applicable to Lehigh River. This could also adversely impact the ability of Lehigh River to meet the Margin Threshold and Cobbs Creek to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring that reduces Lehigh River’s compliance with the coverage and quality tests under the Indenture will make it more likely that Lehigh River will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring that reduces Lehigh River’s ability to meet the Margin Threshold or Cobbs Creek’s ability to meet the Market Value Requirement will make it more likely that Cobbs Creek will need to retain assets, including cash, to increase the market value of the assets held by Cobbs Creek and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying loans held by Lehigh River is less than the Margin Threshold. Any such use of cash by Lehigh River or Cobbs Creek would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Lehigh River or Cobbs Creek.

We receive cash from Lehigh River and Cobbs Creek only to the extent that Lehigh River or Cobbs Creek, respectively, make distributions to us. Lehigh River may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Lehigh River may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Cobbs Creek may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Cobbs Creek may not be made if the Margin Threshold has not been met or if the market value of the underlying loans held by Cobbs Creek is less than the Market Value Requirement. If we do not receive cash from Lehigh River or Cobbs Creek, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of JPM.

If JPM fails to sell the Class A Notes back to Cobbs Creek at the end of the applicable period, Cobbs Creek’s recourse will be limited to an unsecured claim against JPM for the difference between the value of such Class A Notes at such time and the amount that would be owing by Cobbs Creek to JPM had JPM performed under the JPM Facility. The ability of JPM to satisfy such a claim will be subject to JPM’s creditworthiness at that time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amended and Restated Distribution Reinvestment Plan

On November 9, 2012, we amended and restated our distribution reinvestment plan, or the Original DRP, and as amended and restated, the Amended DRP. The Amended DRP will be effective as of, and will first apply to the reinvestment of cash distributions paid on or after, January 1, 2013. Under the Original DRP, cash distributions to participating stockholders are reinvested in additional shares of our common stock at a purchase price equal to 95% of the price at which shares of our common stock are sold in our continuous public offering at the semi-monthly closing immediately following a distribution payment date, or a DRP Purchase Date. Under the Amended DRP, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price equal to 90% of the price at which shares of our common stock are sold in our continuous public offering on a DRP Purchase Date. No other material terms of the Original DRP have been amended in connection with the Amended DRP.

The foregoing summary of the Amended DRP is qualified in its entirety by the full text of the Amended DRP, a copy of which is attached hereto as Exhibit 4.3 and is incorporated herein by reference.

Regular Semi-Monthly Cash Distributions

On November 9, 2012, our board of directors declared two regular semi-monthly cash distributions of $0.030510 per share each. Both distributions will be paid on November 30, 2012, the first to stockholders of record on November 15, 2012 and the second to stockholders of record on November 29, 2012.

Item 6. Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s prospectus supplement on Form 497 (File No. 333-175654) filed on September 17, 2012.)

4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company.*

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.5	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.7	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.8	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.9	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.10	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.11	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.12	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.13	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.14	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.20	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2012.

FS INVESTMENT CORPORATION II

By:	/S/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)