Form 10-K
period 2012-12-31
FS Investment Corp II
filed 2013-03-26
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-00926

FS Investment Corporation II

(Exact name of registrant as specified in its charter)

Maryland	80-0741103
(State of Incorporation)	(I.R.S. Employer Identification Number)

Cira Centre 2929 Arch Street, Suite 675 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.40 per share, with discounts available for certain categories of purchasers, or at a price per share, after deducting selling commissions and dealer manager fees, necessary to ensure that shares are not sold at a price below net asset value per share.

There were 87,915,966 shares of the Registrant’s common stock outstanding as of March 14, 2013.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2012

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in July 2011 to invest in debt securities of private U.S. companies and commenced operations in June 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FSIC II Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $56.4 billion in assets under management as of December 31, 2012.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•

utilizing the experience and expertise of the management teams of FSIC II Advisor and GDFM, along with the broader resources of GSO, which include its access to the relationships and human capital of its parent, Blackstone, in sourcing, evaluating and structuring transactions;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies as primary market investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. However, such investments are not expected to comprise a significant portion of our portfolio. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest are often rated by a nationally recognized statistical ratings organization, or NRSRO, and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation, or S&P). We also invest in non-rated debt securities.

During the year ended December 31, 2012, we made investments in portfolio companies totaling $681,503. During the same period, we sold investments for proceeds of $182,908 and received principal repayments of $21,340. As of December 31, 2012, our investment portfolio, with a total fair value of $488,642, consisted of interests in 88 portfolio companies (33% in first lien senior secured loans, 30% in second lien senior secured loans, 10% in senior secured bonds, 22% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $303.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.9% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 78.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.3% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to stockholders

Based on our regular semi-monthly cash distribution rate of $0.030813 per share as of December 31, 2012 and our public offering price of $10.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2012 was 7.25%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FSIC II Advisor or GDFM in transactions originated by FSIC II Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the Securities and Exchange Commission, or the SEC, or co-invest alongside FSIC II Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC II Advisor, GDFM and their respective affiliates, as applicable. However, we are permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FSIC II Advisor and its affiliates, including FS Investment Corporation and FS Energy and Power Fund. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FSIC II Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long-term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our offering price, which exceeds our net asset value per share, is subject to adjustment in accordance with the 1940 Act and our share pricing policy, because our shares will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares may be volatile.

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. We are not obligated to repurchase shares and, if we do so, shares will be repurchased at a discount of 10% from the current offering price at the time of such repurchase. The first such tender offer commenced in August 2012. This will be the only method by which our stockholders may obtain liquidity prior to a liquidity event. Therefore, stockholders may not be able to sell their shares promptly or at a desired price. If stockholders are able to sell their shares, it is likely they will have to sell them at a significant discount to their purchase price. During the year ended December 31, 2012, we repurchased 24,877 shares at $9.045 per share for aggregate consideration totaling $225. Pursuant to an offer dated November 19, 2012, we had offered to purchase any shares validly tendered and not withdrawn (subject to certain limitations) at a price equal to $9.225 per share (an amount equal to 90% of the Company’s January 2, 2013 public offering price of $10.25 per share). No shares were tendered pursuant to this offer.

We do not currently intend to list our shares on an exchange and do not expect a public market to develop for them in the foreseeable future. We intend to seek to complete a liquidity event within five years following the completion of our offering stage; however, the offering period may extend for an indefinite period. Accordingly, stockholders should consider that they may not have access to the money they invest for an indefinite period of time until we complete a liquidity event. We will view our offering stage as complete as of the termination date of our most recent public equity offering if we have not conducted a public equity offering in any continuous two-year period. In addition, shares of BDCs listed on a national securities exchange frequently trade at a discount to net asset value. If we determine to pursue a listing of our shares on a national securities exchange, stockholders, including those who purchase shares at the offering price, may experience a loss on their investment if they sell their shares at a time when our shares are trading at a discount to net asset value. This risk is separate and distinct from the risk that our net asset value will decrease. However, there can be no assurance that we will be able to complete a liquidity event.

Status of Our Continuous Public Offering

Since commencing our continuous public offering and through March 14, 2013, we have sold 85,874,688 shares of our common stock for gross proceeds of approximately $865,684. As of March 14, 2013, we had raised total gross proceeds of approximately $884,279, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and approximately $18,395 from shares of common stock sold pursuant to a private placement to certain members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the year ended December 31, 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320

On January 14, 2013, our board of directors declared a regular semi-monthly cash distribution of $0.030964 per share payable to stockholders of record on January 15, 2013 and a regular semi-monthly cash distribution of $0.031115 per share payable to stockholders of record on January 30, 2013, both of which were paid on January 31, 2013. On January 29, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which were paid on February 28, 2013 to stockholders of record on February 15, 2013 and February 27, 2013, respectively. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which will be paid on March 29, 2013 to stockholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

About FSIC II Advisor

FSIC II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment products designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by the same personnel that form the investment and operations team of FB Income Advisor, LLC and FS Investment Advisor, LLC. FB Income Advisor, LLC and FS Investment Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ two affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively.

FS Investment Corporation commenced operations on January 2, 2009, and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2012, FS Investment Corporation had total assets of approximately $4.3 billion. FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of December 31, 2012, FS Energy and Power Fund had total assets of approximately $829.5 million.

Our president, chairman and chief executive officer, Michael C. Forman, has led FSIC II Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC II Advisor, Mr. Forman currently serves as president, chairman and chief executive officer of FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC and FS Energy and Power Fund.

FSIC II Advisor’s senior management team has significant experience in private lending, private equity and real estate investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FSIC II Advisor was staffed with 28 employees as of December 31, 2012 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC II Advisor’s management team, will allow FSIC II Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FSIC II Advisor’s investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice chairman of our board of directors and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Zachary Klehr. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the date of the investment advisory and administrative services agreement, will annually review the compensation we pay to FSIC II Advisor and the compensation FSIC II Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation pursuant to an investment sub-advisory agreement between it and FB Income Advisor, LLC, the investment adviser to FS Investment Corporation. Furthermore, GDFM’s affiliate, GSO, serves as the investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2012, GSO and its affiliates, excluding Blackstone, managed approximately $56.4 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $210.2 billion as of December 31, 2012. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

Since the beginning of 2009, global credit and other financial market conditions have improved as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have improved markedly. While financial conditions have improved, economic activity continues to be somewhat subdued as unemployment rates remain high. Corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly, but remain slightly above historical averages. Given current market conditions, it is our view that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

We feel that opportunities in senior secured and second lien secured loans are significant not only because of the potential returns available, but also because of the strong defensive characteristics of this investment class. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration. In addition, most senior secured debt issues carry variable interest rate structures, meaning the securities are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. However, in declining interest rate environments, variable interest rate structures decrease the income we would otherwise receive from our debt securities; although, in many cases, the loan documents governing these securities provide for an interest rate floor.

The chart below illustrates examples of the collateral used to secure senior secured and second lien secured debt.

Source: Moody’s Investors Service, Inc.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market

According to The U.S. Census Bureau, in its most recent economic census in 2007, there were approximately 40,000 middle market companies in the U.S. with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.3 trillion in revenues and employed 32.8 million people. Middle market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that financial difficulties and a widespread consolidation in the U.S. financial services industry have substantially reduced the number of investment firms and financial institutions lending to middle market companies. For example, the Federal Deposit Insurance Corporation reported that the number of federally insured financial institutions declined from approximately 15,200 in 1990 to approximately 7,300 in 2012.

We believe that lending to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to track investment opportunities, particularly within the secondary market, in the loans of thousands of middle market firms, meaning that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not equipped to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of debt financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. Further, due to a lack of coverage at many investment firms, loans to middle market firms tend to be priced less efficiently, potentially creating attractive opportunities for investment. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of privately held companies within the United States. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, we caution investors that, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each prospective portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

•

Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically require our portfolio companies to have proper incentives in place to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be high-quality private equity firms. FSIC II Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, by co-investing with quality private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from having due diligence on our investments performed by both parties. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio may be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths

We believe that we offer our investors the following potential competitive strengths:

Global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of FSIC II Advisor’s senior management team, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.

Long-term investment horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we are not required to return capital to our stockholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with the opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

GDFM transaction sourcing capability

FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s proprietary origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of originated transactions with attractive investment characteristics. We believe that the broad network of GDFM will produce a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, allowing us access to the secondary market for investment opportunities.

Disciplined, income-oriented investment philosophy

FSIC II Advisor and GDFM employ a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.

Investment expertise across all levels of the corporate capital structure

FSIC II Advisor and GDFM believe that their broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.

Operating and Regulatory Structure

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC II Advisor.

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.

FSIC II Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

For providing these services, facilities and personnel, we reimburse FSIC II Advisor for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services. We have also contracted with Vigilant Compliance Services, LLC to provide us with a chief compliance officer, Salvatore Faia, a principal with that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code.

Investment Types

We focus primarily on investments in debt securities, including senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure, and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 2.0% and 6.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 4.0% to 8.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common stock in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 6.0% to 12.0% over the prime rate or LIBOR. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be of high quality. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments if necessary in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national rating agencies. We believe that our targeted debt investments typically will carry ratings from an NRSRO and that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-

investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

The market for loans to private companies possesses several key differences compared to the corporate bond market. For instance, due to a possible lack of debt ratings for certain middle market firms, and also due to the reduced availability of information for private companies, investors must conduct extensive due diligence investigations before committing to an investment. This intensive due diligence process gives the investor significant access to management, which is often not possible in the case of corporate bondholders, who rely on underwriters, debt rating agencies and publicly available information for due diligence reviews and monitoring of corporate issuers. While holding these investments, private debt investors often receive monthly or quarterly updates on the portfolio company’s financial performance, along with possible representation on the company’s board of directors, which allows the investor to take remedial action quickly if conditions happen to deteriorate. Due to reduced liquidity, the relative scarcity of capital and extensive due diligence and expertise required on the part of the investor, we believe that private debt securities typically offer higher returns than corporate bonds of equivalent credit quality.

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made and monitoring fees paid throughout the term of our investments. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment, while monitoring fees generally range from 0.25% to 1.0% of the purchase price of an investment annually. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

Risk Management

We seek to limit the downside potential of our investment portfolio by:

•	applying our investment strategy guidelines for portfolio investments;

•	requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;

•	allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and

•	negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital.

Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights. We may also enter into interest rate hedging transactions at the sole discretion of FSIC II Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.

Affirmative Covenants

Affirmative covenants require borrowers to take actions that are meant to ensure the solvency of the company, facilitate the lender’s monitoring of the borrower, and ensure payment of interest and loan principal due to lenders. Examples of affirmative covenants include covenants requiring the borrower to maintain adequate insurance, accounting and tax records, and to produce frequent financial reports for the benefit of the lender.

Negative Covenants

Negative covenants impose restrictions on the borrower and are meant to protect lenders from actions that the borrower may take that could harm the credit quality of the lender’s investments. Examples of negative covenants include restrictions on the payment of dividends and restrictions on the issuance of additional debt without the lender’s approval. In addition, certain covenants restrict a borrower’s activities by requiring it to meet certain earnings interest coverage ratio and leverage ratio requirements. These covenants are also referred to as financial or maintenance covenants.

Investment Process

The investment professionals employed by FSIC II Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Our Transaction Process

Sourcing

In order to source transactions, FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform, which allows for access to the syndicated loan market, a key source of investment opportunities for us. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s proprietary origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to originated transactions with attractive investment characteristics. We believe that the broad networks of FSIC II Advisor and GDFM will produce a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FSIC II Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSIC II Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a primary transaction, FSIC II Advisor and GDFM conduct detailed due diligence investigations as necessary.

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;

•	a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;

•	on-site visits, if deemed necessary;

•	background checks to further evaluate management and other key personnel;

•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;

•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•	a review of management’s experience and track record.

When possible, our advisory team seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

Execution

Recommendation. FSIC II Advisor has engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.

Approval. After completing its internal transaction process, GDFM makes formal recommendations for review and approval by FSIC II Advisor. In connection with its recommendation, it transmits any relevant underwriting material and other information pertinent to the decision-making process. In addition, GDFM makes its staff available to answer inquiries by FSIC II Advisor in connection with its recommendations. The consummation of a transaction requires unanimous approval of the members of FSIC II Advisor’s investment committee.

Monitoring

Portfolio Monitoring. FSIC II Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC II Advisor and GDFM work closely with the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, FSIC II Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC II Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

FSIC II Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our board of directors or advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, they will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012:

	December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—
2	442,090	90%
3	29,340	6%
4	17,212	4%
5	—	—

	$488,642	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of management, our valuation committee, FSIC II Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation firms, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Valuation of Portfolio Investments.”

Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC II Advisor or GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC II Advisor or GDFM, will retain any fees paid for such assistance.

Exit

We attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions. We expect that a large portion of our portfolio will continue to be sold on this secondary market for the foreseeable future, depending on market conditions. For any investments that are not able to be sold within this market, we focus primarily in investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

Total Return Swap

On July 2, 2012, our wholly-owned, special purpose financing subsidiary, Del River LLC, or Del River, entered into a total return swap, or TRS, for a portfolio of senior secured floating rate loans with Citibank, N.A., or Citibank. On September 12, 2012, Del River entered into an amendment to the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $100,000 to $175,000; on September 27, 2012, Del River entered into a second amendment to the TRS to increase this amount from $175,000 to $275,000; on November 15, 2012, Del River entered into a third amendment to the TRS to increase this amount from $275,000 to $375,000; and on December 13, 2012, Del River entered into a fourth amendment to the TRS to increase this amount from $375,000 to $425,000.

The TRS with Citibank enables us, through our ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Del River under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $425,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the agreements governing the TRS with Citibank, which are collectively referred to herein as the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay our debts.

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

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425,000 as of December 31, 2012), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of December 31, 2012, Del River would have been required to pay an early termination fee of approximately $2,166. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of December 31, 2012, the fair value of the TRS was $5,641. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, Del River had selected 97 underlying loans with a total notional amount of $383,742 and posted $97,441 in cash collateral held by Citibank (of which only $96,251 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the TRS.

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

Further, for purposes of Section 55(a) under the 1940 Act, we treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. See “—Regulation.” We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

JPM Financing

On February 6, 2013, through our two newly formed, wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, we entered into an amendment, or the February 2013 amendment, to our conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which we originally entered into on October 26, 2012. The February 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $150,000 to $300,000 and (ii) extended the final repurchase date under the financing arrangement from November 20, 2016 to February 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $640,000 ($316,500 prior to the February 2013 amendment) to Lehigh River pursuant to an amended and restated asset transfer agreement, dated as of February 6, 2013, between us and Lehigh River, or the Amended and Restated Lehigh Asset Transfer Agreement. Under the Amended and Restated Lehigh Asset Transfer Agreement, as of February 6, 2013, we had sold loans to Lehigh River for a purchase price of approximately $202,300, all of which consisted of the issuance to us of equity interests in Lehigh River. It is expected that the aggregate amount of loans held by Lehigh River when the financing arrangement is fully-ramped will be approximately $640,000.

The loans held by Lehigh River will secure the obligations of Lehigh River under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an amended and restated indenture, dated as of February 6, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $360,000 ($180,000 prior to the February 2013 amendment). Principal on the Class A Notes will be due and payable on the stated maturity date of February 20, 2024 (November 20, 2023 prior to the February 2013 amendment). Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 2.75% per annum. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to our investment adviser, FSIC II Advisor.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM, pursuant to the terms of an amended and restated master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of February 6, 2013, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $360,000 ($180,000 prior to the February 2013 amendment). Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $300,000 ($150,000 prior to the February 2013 amendment). Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than February 20, 2017 (November 20, 2016 prior to the February 2013 amendment). The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing February 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to an amended and restated revolving credit agreement, dated as of February 6, 2013, between Cobbs Creek, as borrower, and us, as lender, or the Amended and Restated Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Amended and Restated Revolving Credit Agreement. Borrowings under the Amended and Restated Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $180,000 ($90,000 prior to the February 2013 amendment) to Cobbs Creek pursuant to an amended and restated asset transfer agreement, dated as of February 6, 2013, between us and Cobbs Creek, or the Amended and Restated Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from us will secure the obligations of Cobbs Creek under the JPM Facility. Under the Amended and Restated Cobbs Asset Transfer Agreement, we had sold loans to Cobbs Creek for a purchase price of approximately $35,700, all of which consisted of the issuance to us of equity interests in Cobbs Creek.

Pursuant to the JPM Facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture.

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into (i) a collateral management agreement with us, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, or the Lehigh Management Agreement, pursuant to which we will manage the assets of Lehigh River; and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and us, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, or the Lehigh Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM Facility, Cobbs Creek also entered into a collateral management agreement with us, as collateral manager, dated as of October 26, 2012, or the Cobbs Management Agreement, pursuant to which we will manage the assets of Cobbs Creek.

As of December 31, 2012, Class A Notes in the aggregate principal amount of $141,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of approximately $117,500. As of December 31, 2012, the fair value of loans held by Lehigh River was $270,119, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $117,500, plus $274 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

On February 6, 2013, Lehigh River issued and sold to Cobbs Creek an additional $39,000 in aggregate principal amount of Class A Notes and Cobbs Creek sold such Class A Notes to JPM under the JPM Facility for aggregate proceeds of $32,500. During the 180-day period following February 6, 2013, Lehigh River intends to issue and sell to Cobbs Creek an additional $180,000 in aggregate principal amount of Class A Notes and Cobbs Creek intends to enter into additional repurchase transactions under the JPM Facility with respect to such Class A Notes.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Regulation

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally are not permitted to co-invest with certain entities affiliated with FSIC II Advisor or GDFM in transactions originated by FSIC II Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FSIC II Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC II Advisor, GDFM and their respective affiliates, as applicable. However, we are permitted to, and may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FSIC II Advisor and its affiliates, including FS Investment Corporation and FS Energy and Power Fund. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Prior to obtaining exemptive relief, we also intend to co-invest alongside FSIC II Advisor and its affiliates only in accordance with existing regulatory guidance. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

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

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC II Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

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

Code of Ethics

We and FSIC II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. These codes of ethics are attached as exhibits to the registration statement pertaining to the public offering of our shares of common stock. Stockholders may also read and copy these codes of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorpII.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

Compliance Policies and Procedures

We and FSIC II Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of FSIC II Advisor are responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FSIC II Advisor. The proxy voting policies and procedures of FSIC II Advisor are set forth below. The guidelines are reviewed periodically by FSIC II Advisor and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, FSIC II Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FSIC II Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

FSIC II Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although FSIC II Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of FSIC II Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how FSIC II Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information, without charge, regarding how FSIC II Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation II, Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104 or by calling us collect at (215) 495-1150.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•

pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2013, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we intend to voluntarily comply with Section 404(b) of the Sarbanes-Oxley Act, and will engage our independent registered public accounting firm to audit our internal control over financial reporting for the year ended December 31, 2013.

Taxation as a RIC

We intend to elect, effective prior to the commencement of our operations, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Employees

We do not currently have any employees. Each of our executive officers, aside from our chief compliance officer, Mr. Faia, is a principal, officer or employee of FSIC II Advisor, which manages and oversees our investment operations. Mr. Faia is not affiliated with FSIC II Advisor. In the future, FSIC II Advisor may retain additional investment personnel based upon its needs.

Available Information

Within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorpII.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. Stockholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to an Investment in Our Common Stock

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below our net asset value per share.

The purchase price at which stockholders purchase shares will be determined at each semi-monthly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than the net asset value of our shares. As a result, in the event of an increase in our net asset value per share, a stockholder’s purchase price may be higher than the prior semi-monthly closing price per share, and therefore stockholders may receive a smaller number of shares than if the investor had subscribed at the prior semi-monthly closing price.

We are a relatively new company and have a limited operating history.

We were formed on July 13, 2011 and commenced operations on June 18, 2012 after satisfying the minimum offering requirement of selling, in aggregate, $2.5 million in common stock to persons not affiliated with us or FSIC II Advisor. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

As a new company with relatively few investments, our continuous public offering may be deemed to be a “blind pool” offering. An investor may not have the opportunity to evaluate historical data or assess investments prior to purchasing our shares.

Other than those investments currently reflected in our portfolio, none of us, FSIC II Advisor or GDFM has generally identified, made or contracted to make investments on our behalf with the proceeds from our continuous public offering. As a result, an investor will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning future investments we make using the proceeds from our continuous public offering prior to making a decision to purchase our shares. An investor must rely on FSIC II Advisor and GDFM to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing shares of our common stock. Because investors are not able to evaluate all of our investments in advance of purchasing our shares, our public offering may entail more risk than other types of offerings. This additional risk may hinder an investor’s ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of an investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for the allocation of our investments among various issuers and industries may be decreased, and the returns achieved on those investments may be reduced as a result of allocating all of our expenses over a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, if stockholders purchase shares in this offering, it is unlikely that stockholders will be able to sell them and, if stockholders are able to do so, it is unlikely that they will receive a full return of their invested capital.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that any will develop in the foreseeable future. There can be no assurance that we will complete a liquidity event. A liquidity event could include: (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company.

In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price a stockholder paid for the shares being repurchased. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for an investor to sell his or her shares.

A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

The dealer manager in our continuous offering may be unable to sell a sufficient number of shares for us to achieve our investment objectives.

The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, or our dealer manager. There is no assurance that it will be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a portfolio of investments allocated among various issuers and industries and generate income sufficient to cover our expenses. As a result, we may be unable to achieve our investment objectives and stockholders could lose some or all of the value of their investment.

Because the dealer manager is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in firm commitment underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty faced as a stockholder.

The dealer manager is one of our affiliates. As a result, its due diligence review and investigation of us cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our offering of the type normally performed by an unaffiliated, independent underwriter in a firm commitment underwritten public securities offering.

Our ability to successfully conduct our continuous offering depends, in part, on the ability of the dealer manager to establish, operate and maintain a network of broker-dealers.

The success of our continuous public offering, and correspondingly our ability to implement our business strategy, depends upon the ability of the dealer manager to establish, operate and maintain a network of licensed securities broker-dealers and other agents to sell our shares. If the dealer manager fails to perform, we may not be able to raise adequate proceeds through our continuous public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.

Only a limited number of shares may be repurchased pursuant to our share repurchase program and, to the extent stockholders are able to sell their shares under our share repurchase program, stockholders may not be able to recover the amount of their investment in those shares.

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan, although at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we intend to limit the number of shares to be repurchased in any calendar quarter to 2.5% of the weighted average number of shares outstanding in the prior calendar year, or 10% in each calendar year (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

In addition, our board of directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. Further, the share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares, which we expect will be 90% of the offering price in effect on the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

In addition, in the event an investor chooses to participate in our share repurchase program, the investor will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although an investor will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent an investor seeks to sell shares to us as part of our share repurchase program, the investor will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure investors that we will be able to identify any investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with FSIC II Advisor or GDFM in transactions originated by FSIC II Advisor or GDFM or their respective affiliates unless we first obtain an exemptive order from the SEC or co-invest alongside FSIC II Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC II Advisor, GDFM and their respective affiliates, as applicable. We are currently seeking exemptive relief from the SEC to engage in co-investment transactions with FSIC II Advisor and its affiliates, including FS Investment Corporation and FS Energy and Power Fund. However, there can be no assurance that we will obtain such exemptive relief. In addition, because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Prior to investing in securities of portfolio companies, we will invest the net proceeds of our continuous public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.

We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of our continuous public offering and borrowings, and we have not established limits on the amount of funds we may use from net offering proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of our continuous public offering or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FSIC II

Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock. The Business Combination Act (if our board should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

In addition, at any time that we have a class of equity securities registered under the Exchange Act and we have at least three independent directors, certain provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

Moreover, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue.

These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Risks Related to Our Business and Structure

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we will have significant flexibility in investing the net proceeds of our public offering of common stock and may use the net proceeds from such offering in ways with which investors may not agree or for purposes other than those contemplated in the prospectus relating to our continuous public offering. Finally, since our shares are not expected to be listed on a national securities exchange, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets and caused extreme economic uncertainty.

Economic activity remains subdued as unemployment rates remain high. Despite this, corporate interest rate risk premiums, otherwise known as credit spreads, have declined significantly. However, deterioration of economic and market conditions in the future could negatively impact credit spreads as well as our ability to obtain financing, particularly from the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, financial condition and results of operations.

In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. In June 2012, Standard & Poor’s Ratings Services affirmed this “AA+” rating, but maintained a negative outlook on the long-term rating for the U.S., reflecting the view of Standard & Poor’s Ratings Services that this rating could be lowered by 2014 as a result of the U.S. sovereign credit risks. In January 2012, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, Standard & Poor’s Ratings Services further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of the August 2011 downgrade or any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from the August 2011 downgrade or any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FSIC II Advisor’s and GDFM’s ability to manage and support our investment process. If either FSIC II Advisor or GDFM were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC II Advisor and GDFM. FSIC II Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC II Advisor and its senior management team. The departure of any members of FSIC II Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM may impact its ability to render services to us under the terms of its sub-advisory agreement with FSIC II Advisor.

Our ability to achieve our investment objectives depends on FSIC II Advisor’s ability, with the assistance of GDFM, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. FSIC II Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, FSIC II Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. FSIC II Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

In addition, both the investment advisory and administrative services agreement and the sub-advisory agreement that FSIC II Advisor has entered into with GDFM have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC II Advisor, upon 120 days’ notice to us. The sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the sub-advisory agreement with GDFM should be terminated, by FSIC II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC II Advisor or for FSIC II Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC II Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC II Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks, on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC II Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous public offering. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes, which will lower their tax basis in their shares.

In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous public offering or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC II Advisor.

If we internalize our management functions, a stockholder’s interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire FSIC II Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of a stockholder’s interest in us and could reduce the earnings per share attributable to their investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FSIC II Advisor under the investment advisory and administrative services agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that are being paid by FSIC II Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FSIC II Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FSIC II Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from effectively managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending such claims, which would reduce the amount of funds we have available for investment in targeted assets.

Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business, including selected broker-dealers selling our shares, could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC II Advisor and GDFM to other types of investments in which FSIC II Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Beginning with our fiscal year ending December 31, 2013, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis, to evaluate and disclose changes in our internal control over financial reporting. As a newly-formed company, developing an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act,

or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Risks Related to FSIC II Advisor and Its Affiliates

FSIC II Advisor has limited prior experience managing a BDC or a RIC.

While FSIC II Advisor’s management team consists of the same personnel that form the investment and operations team of FB Income Advisor, LLC, the investment adviser to FS Investment Corporation, and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund, FSIC II Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC II Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or a RIC or could force us to pay unexpected taxes and penalties, which could be material. FSIC II Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

FSIC II Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

FSIC II Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and FSIC II Advisor to earn increased asset management fees. In addition, the decision to utilize leverage has increased our assets and, as a result, has increased the amount of management fees payable to FSIC II Advisor.

We may be obligated to pay FSIC II Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our investment advisory and administrative services agreement entitles FSIC II Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC II Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSIC II Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations FSIC II Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities for FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers for FS Investment Corporation and FS Energy and Power Fund, respectively. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC and FS Energy and Power Fund, FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC II Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM also serves as investment sub-adviser to FS Investment Corporation pursuant to an investment sub-advisory agreement between it and FB Income Advisor, LLC, the investment adviser to FS Investment Corporation, and its affiliate, GSO, serves as investment sub-adviser to FS Energy and Power Fund pursuant to an investment sub-advisory agreement between it and FS Investment Advisor, LLC, the investment adviser to FS Energy and Power Fund. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates. For example, GSO, an affiliate of GDFM, serves as investment sub-adviser to FS Energy and Power Fund.

The time and resources that individuals employed by FSIC II Advisor and GDFM devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSIC II Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC II Advisor nor GDFM, or individuals employed by FSIC II Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. If we are able to obtain exemptive relief from the SEC, we also intend to co-invest with FSIC II Advisor and its affiliates. There is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we could be limited in our ability to invest in certain portfolio companies in which our affiliates, including FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC and FS Energy and Power Fund, are investing or are invested. Because we are not seeking exemptive relief to engage in co-investment transactions with GDFM and its affiliates, even if we are able to receive exemptive relief, we will be unable to participate in certain transactions originated by GDFM, GSO or any of their affiliates, unless otherwise permitted by the 1940 Act and the rules and regulations promulgated thereunder. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

Our incentive fee may induce FSIC II Advisor to make, and GDFM to recommend, speculative investments.

The incentive fee payable by us to FSIC II Advisor may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FSIC II Advisor is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our base management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage FSIC II Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be in our best interests, which could result in higher investment losses, particularly during cyclical economic downturns. In addition, since GDFM will receive a portion of the advisory fees paid to FSIC II Advisor, GDFM may have an incentive to recommend investments that are riskier or more speculative.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, second lien secured loans, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior secured loans and second lien secured loans. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Loans that are under-collateralized involve a greater risk of loss. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Subordinated debt. Our subordinated debt investments will generally rank junior in priority of payment to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity investments. We expect to make select equity investments. In addition, when we invest in senior secured and second lien secured loans or subordinated debt, we may acquire warrants to purchase equity securities. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Since non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances where we exercise control over the borrower or render significant managerial assistance.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Del River has entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Total Return Swap” for a more detailed discussion of the terms of the TRS between Del River and Citibank.

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

In addition to customary events of default and termination events, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Del River or us with respect to indebtedness in an amount equal to or greater than the lesser of $10 million and 2% of our net asset value at such time; (d) a merger of Del River or us meeting certain criteria; (e) either us or Del River amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) our ceasing to be the investment manager of Del River or having authority to enter into transactions under the TRS on behalf of Del River, and not being replaced by an entity reasonably acceptable to Citibank; (g) FSIC II Advisor ceasing to be our investment adviser or GDFM ceasing to be the sub-adviser to FSIC II Advisor; (h) Del River failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Del River becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Del River that may not be changed without the vote of our stockholders and that relates to Del River’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425 million), multiplied by (z) 1.25% per annum.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing” below.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of any collateral securing our first lien or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of FSIC II Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make may include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet their obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Risks Related to Debt Financing

We are subject to risks associated with our debt securitization facility.

On February 6, 2013, through two wholly-owned subsidiaries, we entered into the February 2013 amendment to our debt financing arrangement with JPM, which was originally entered into on October 26, 2012. The February 2013 amendment, among other things, (i) increased the amount of debt financing available under the arrangement from $150.0 million to $300.0 million and (ii) extended the final repurchase date under the financing arrangement from November 20, 2016 to February 20, 2017. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing transaction, loans in our portfolio having an aggregate market value of approximately $640.0 million ($316.5 million prior to the February 2013 amendment) may be sold by us from time to time to Lehigh River, pursuant to the Amended and Restated Lehigh Asset Transfer Agreement. The loans held by Lehigh River will secure the obligations of Lehigh River under the Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek, pursuant to the Amended and Restated Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $360.0 million ($180.0 million prior to the February 2013 amendment) and mature on February 20, 2024 (November 20, 2023 prior to the February 2013 amendment). Cobbs Creek will purchase the issued Class A Notes from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $360.0 million ($180.0 million prior to the February 2013 amendment). Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $300.0 million ($150.0 million prior to the February 2013 amendment).

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $180.0 million ($90.0 million prior to the February 2013 amendment) to Cobbs Creek pursuant to the Amended and Restated Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from us will secure the obligations of Cobbs Creek under the JPM Facility.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—JPM Financing” for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including those set forth below.

Our equity investment in Lehigh River is subordinated to the debt obligations of Lehigh River.

Under the Amended and Restated Lehigh Asset Transfer Agreement, as of February 6, 2013, we had sold loans to Lehigh River for a purchase price of approximately $202.3 million, all of which consisted of the issuance to us of equity interests in Lehigh River. Any dividends or other payments in respect of our equity interest in Lehigh River are subordinated in priority of payment to the Class A Notes. In addition, Lehigh River is subject to certain payment restrictions set forth in the Amended and Restated Indenture in respect of its equity interest.

We will receive cash distributions based on our investment in Lehigh River only if Lehigh River has made all required cash interest payments on the Class A Notes. We cannot assure stockholders that distributions on the assets held by Lehigh River will be sufficient to make any distributions to us or that the yield on our investment in Lehigh River will meet our expectations.

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

Under the Amended and Restated Cobbs Asset Transfer Agreement, as of February 6, 2013, we had sold loans to Cobbs Creek for a purchase price of approximately $35.7 million, all of which consisted of the issuance to us of equity interests in Cobbs Creek. Any dividends or other payments in respect of our equity interest in Cobbs Creek are subordinated in priority of payment to Cobbs Creek’s payment obligations under the JPM Facility. In addition, Cobbs Creek is subject to certain payment restrictions set forth in the JPM Facility in respect of its equity interest.

We will receive cash distributions based on our investment in Cobbs Creek only if Cobbs Creek has made all required payments under the JPM Facility. We cannot assure stockholders that distributions on the assets held by Cobbs Creek, including the Class A Notes, will be sufficient to make any distributions to us or that the yield on our investment in Cobbs Creek will meet our expectations.

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

The maximum aggregate principal amount of the Class A Notes that may be issued is $360.0 million ($180.0 million prior to the February 2013 amendment) and loans in our portfolio having an aggregate market value of approximately $640.0 million ($316.5 million prior to the February 2013 amendment) may be sold by us from time to time to Lehigh River. Similarly, the maximum repurchase amount payable at any time by Cobbs Creek to JPM under the JPM Facility is $300.0 million ($150.0 million prior to the February 2013 amendment), plus applicable interest, and loans in our portfolio having an aggregate market value of approximately $180.0 million ($90.0 million prior to the February 2013 amendment) may be sold by us from time to time to Cobbs Creek. The market value of our equity investments in Lehigh River and Cobbs Creek may be significantly affected by a variety of factors, including changes in the market value of the investments held by Lehigh River and Cobbs Creek, changes in distributions on the investments held by Lehigh River and Cobbs Creek, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and other risks associated with those investments. Our investments in Lehigh River and Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of loans that secure the obligations of Lehigh River under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Lehigh River. Lehigh River may not have proceeds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Lehigh River to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Lehigh River may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of loans held by Lehigh River to the amount of interest payable in respect of the Class A Notes. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of loans held by Lehigh River must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Lehigh

River to the aggregate outstanding principal amount of the Class A Notes. To meet the Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any loan acquired for a purchase price of less than 80% of its principal amount, which loan will be assigned a value equal to its purchase price) plus cash held by Lehigh River must equal at least 164.44% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate principal amount of the portfolio of loans (other than any defaulted loan, which loan will be assigned a value equal to its market value) held by Lehigh River must equal at least 147.07% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of loans held by Lehigh River to certain benchmarks as described more fully in the Amended and Restated Indenture.

If the Class A Interest Coverage Test or the Class A Par Value Test is not satisfied on any date on which compliance is measured, Lehigh River is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable tests. Failure to satisfy the Additional Class A Par Value Test on any measurement date constitutes an event of default under the Amended and Restated Indenture. Obligations that may be added to the portfolio of loans held by Lehigh River and constituting collateral from time to time under the Amended and Restated Indenture are subject to certain restrictions in respect of the quality tests referenced above and more fully described in the Amended and Restated Indenture.

The market value of the underlying loans held by Lehigh River and Cobbs Creek may decline causing Cobbs Creek to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the JPM Facility the market value of the underlying loans held by Lehigh River securing the Class A Notes declines by an amount greater than the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. Similarly, pursuant to the JPM Facility, the market value of the underlying loans held by Cobbs Creek must be at least $75.0 million until April 7, 2013 and at least $150.0 million on and after April 7, 2013, or collectively, the Market Value Requirement. In either such event, in order to satisfy these requirements, Cobbs Creek intends to borrow funds from us pursuant to the Amended and Restated Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Amended and Restated Revolving Credit Agreement. Borrowings under the Amended and Restated Revolving Credit Agreement will accrue interest at a rate equal to the one-month LIBOR, plus a spread of 0.75% per annum. To the extent we loan additional funds to Cobbs Creek to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Amended and Restated Revolving Credit Agreement will be repaid.

Restructurings of investments held by Lehigh River or Cobbs Creek, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the investments held by Lehigh River and Cobbs Creek, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Lehigh River and Cobbs Creek. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Lehigh River or Cobbs Creek holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage and quality tests under the Amended and Restated Indenture applicable to Lehigh River. This could also adversely impact the ability of Lehigh River to meet the Margin Threshold and Cobbs Creek to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring that reduces Lehigh River’s compliance with the coverage and quality tests under the Amended and Restated Indenture will make it more likely that Lehigh River will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring that reduces Lehigh River’s ability to meet the Margin Threshold or Cobbs Creek’s ability to meet the Market Value Requirement will make it more likely that Cobbs Creek will need to retain assets, including cash, to increase the market value of the assets held by Cobbs Creek and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying loans held by Lehigh River is less than the Margin Threshold. Any such use of cash by Lehigh River or Cobbs Creek would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Lehigh River or Cobbs Creek.

We receive cash from Lehigh River and Cobbs Creek only to the extent that Lehigh River or Cobbs Creek, respectively, make distributions to us. Lehigh River may make distributions to us, in turn, only to the extent permitted by the Amended and Restated Indenture. The Amended and Restated Indenture generally provides that distributions by Lehigh River may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Cobbs Creek may make distributions to us only to the extent permitted by the JPM Facility. The JPM Facility generally provides that distributions by Cobbs Creek may not be made if the Margin Threshold has not been met or if the market value of the underlying loans held by Cobbs Creek is less than the Market Value Requirement. If we do not receive cash from Lehigh River or Cobbs Creek, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of management fees payable to FSIC II Advisor.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to FSIC II Advisor with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania, 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are offering our shares on a continuous basis at a price of $10.40 per share as of March 18, 2013; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares of our common stock at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our then-current net offering price, we will reduce our offering price in order to establish a new net offering price that is not more than 2.5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2013:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	87,915,966

As of March 14, 2013, we had 21,806 record holders of our common stock.

Share Repurchase Program

We intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, we will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to 90% of the current offering price in effect on each date of repurchase. Our board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2012 pursuant our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	24,877	$9.045	24,877	(1)
November 1 to November 30, 2012	—	—	—	—
December 1 to December 31, 2012	—	—	—	—

Total	24,877	$9.045	24,877	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors. For example, our board of directors may periodically declare stock distributions in order to reduce our net asset value per share if necessary to ensure that we do not sell shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. On a quarterly basis, we will send information to all stockholders of record regarding the source of distributions paid to our stockholders in such quarter. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of your investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with the offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the period from June 18, 2012 (commencement of operations) through December 31, 2012 represented a return of capital for tax purposes. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012, or the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

During the period from June 18, 2012 through December 31, 2012, we accrued $2,482 for reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, we received $113 in cash reimbursements from Franklin Square Holdings and offset $734 in management fees payable by us to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC II Advisor.

From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain.

We intend to continue to make our ordinary distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder. If stockholders hold shares in the name of a broker or financial intermediary, they should contact the broker or financial intermediary regarding their election to receive distributions in additional shares of our common stock under our distribution reinvestment plan.

In order to qualify as a RIC, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the year ended December 31, 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320

On January 14, 2013, our board of directors declared a regular semi-monthly cash distribution of $0.030964 per share payable to stockholders of record on January 15, 2013 and a regular semi-monthly cash distribution of $0.031115 per share payable to stockholders of record on January 30, 2013, both of which were paid on January 31, 2013. On January 29, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which were paid on February 28, 2013 to stockholders of record on February 15, 2013 and February 27, 2013, respectively. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which will be paid on March 29, 2013 to stockholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

The following table reflects the sources of the cash distributions that we have paid on our common stock during the year ended December 31, 2012:

	Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	4,852	47%
Capital gains proceeds from the sale of assets	2,986	29%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	2,482	24%

Total	$10,320	100%

(1)	During the year ended December 31, 2012, 92% of our gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the year ended December 31, 2012 was $7,334. We distributed all of our tax-basis net investment income earned as of December 31, 2012.

The difference between our net investment income based on U.S. generally accepted accounting principles, or GAAP, and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology used in calculating the capital gains incentive fee. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2012:

Year Ended December 31, 2012
GAAP-basis net investment income (loss)	$2,809
Tax-basis deferral and amortization of organization costs	197
Reversal of incentive fee accrual on unrealized gains	3,070
Tax-basis net investment income portion of total return swap payments	1,063
Accretion of discount on total return swap	195

Tax-basis net investment income	$7,334

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on a Form 1099-DIV.

As of December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

Year Ended December 31, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(3,070)
Unamortized organization costs	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	13,352

$10,065

(1)	As of December 31, 2012, the gross unrealized appreciation on our investments and total return swap was $15,142. As of December 31, 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $1,790.

The aggregate cost of our investments for federal income tax purposes totaled $480,606 as of December 31, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS with Citibank, was $13,352 as of December 31, 2012.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011 is derived from our consolidated financial statements which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

	Year Ended December 31, 2012	Period from July 13, 2011 (Inception) to December 31, 2011(1)
Statements of operations data:
Investment income	$9,484	$—
Operating expenses
Total operating expenses	9,157	20
Less: Expense reimbursement from sponsor	(2,482)	—

Net expenses	6,675	20

Net investment income (loss)	2,809	(20)
Total net realized and unrealized gain/loss on investments	17,596	—

Net increase (decrease) in net assets resulting from operations	$20,405	$(20)

Per share information:
Net investment income (loss)—basic and diluted(2)	$0.12	$(0.90)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.85	$(0.90)

Distributions declared(3)	$0.39	$—

Balance sheet data:
Total assets	$709,325	$200

Repurchase agreement payable	$117,500	$—

Total net assets	$527,727	$200

Other data:
Total return(4)	6.11%	—
Number of portfolio company investments at period end	88	—
Total portfolio investments for the period	$681,503	—
Proceeds from sales and prepayments of investments	$204,248	—

(1)	We formally commenced operations on June 18, 2012. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)

The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share on December 31, 2011. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on our investment portfolio during such period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors.” Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following six investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Originated/Proprietary Transactions: We intend to leverage our relationship with GDFM and their global sourcing and origination platform to identify proprietary investment opportunities. We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

Anchor Orders: In addition to proprietary transactions, we will invest in certain opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC II Advisor and GDFM. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment.

Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successful predict the outcome of an individual event than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment.

Collateralized Securities: Collateralized loan obligations, or CLOs, are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities. Our relationship with GSO, one of the largest CLO managers in the world, allows us to invest in these securities with confidence and to capitalize on opportunities in the secondary CLO market.

Broadly Syndicated/Other: Although our primary focus is to invest in proprietary transactions, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our proprietary investments and provide a complement to our more illiquid proprietary strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by an NRSRO and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). However, we also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gains and losses on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gains and losses on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. No such revenues were earned during the year ended December 31, 2012. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

•	interest payments on our debt or related obligations;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC II Advisor;

•	costs of proxy statements, stockholders’ reports and notices;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for the purchase and sale of our investments;

•	costs associated with our chief compliance officer; and

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

Portfolio Investment Activity For The Period from June 18, 2012 (Commencement of Operations) through December 31, 2012

During the period from June 18, 2012 through December 31, 2012, we made investments in portfolio companies totaling $681,503. During the same period, we sold investments for proceeds of $182,908 and received principal repayments of $21,340.

As of December 31, 2012, our investment portfolio, with a total fair value of $488,642, consisted of interests in 88 portfolio companies (33% in first lien senior secured loans, 30% in second lien senior secured loans, 10% in senior secured bonds, 22% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $303.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.9% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 78.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.3% based upon the purchase price of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to stockholders

Based on our regular semi-monthly cash distribution rate of $0.030813 per share as of December 31, 2012 and our public offering price of $10.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2012 was 7.25%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012:

	December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	147,080	149,497	30%
Senior Secured Bonds	47,539	48,608	10%
Subordinated Debt	106,713	107,407	22%
Collateralized Securities	17,495	18,308	4%
Equity/Other	5,000	4,998	1%

	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2012 to include, on a look-through basis, the investments underlying the TRS. See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of our TRS. The investments underlying the TRS had a notional amount and market value of $383,742 and $386,545, respectively, as of December 31, 2012.

	December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$536,872	$542,660	62%
Senior Secured Loans—Second Lien	150,729	153,206	17%
Senior Secured Bonds	47,539	48,608	6%
Subordinated Debt	106,713	107,407	12%
Collateralized Securities	17,495	18,308	2%
Equity/Other	5,000	4,998	1%

	$864,348	$875,187	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, we had one such investment, with an aggregate unfunded commitment of $10,204. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012:

	December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$84,807	17%
Commercial & Professional Services	5,837	1%
Commercial Services & Supplies	22,785	5%
Consumer Durables & Apparel	18,248	4%
Consumer Services	22,982	5%
Diversified Financials	34,130	7%
Energy	90,673	19%
Food & Staples Retailing	16,304	3%
Health Care Equipment & Services	50,433	10%
Insurance	4,020	1%
Materials	7,720	2%
Media	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	16,805	3%
Real Estate	5,108	1%
Semiconductors & Semiconductor Equipment	1,227	0%
Software & Services	30,387	6%
Technology Hardware & Equipment	20,361	4%
Telecommunication Services	23,240	5%
Transportation	8,754	2%
Utilities	10,872	2%

Total	$488,642	100%

As of December 31, 2012, approximately 47% of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of December 31, 2012:

	December 31, 2012
Deal Composition	Investments at Fair Value	Percentage of Portfolio
Originated/Proprietary	$30,763	6%
Anchor Orders	126,574	26%
Event Driven	26,644	6%
Opportunistic	26,633	5%
Collateralized Securities	18,308	4%
Broadly Syndicated/Other	259,720	53%

Total	$488,642	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012:

	December 31, 2012
Investment Rating	Investments at Fair Value	Percentage of Portfolio
1	$—	—
2	442,090	90%
3	29,340	6%
4	17,212	4%
5	—	—

	$488,642	100%

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

Results of Operations For The Period from June 18, 2012 (Commencement of Operations) through December 31, 2012

Revenues

We generated investment income of $9,484 for the period from June 18, 2012 through December 31, 2012, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $8,758 of cash income earned as well as $726 in non-cash portions relating to accretion of discount for the period from June 18, 2012 through December 31, 2012. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses (which excludes $205 of organization costs incurred prior to the commencement of the Company’s operations) were $8,952 for the period from June 18, 2012 through December 31, 2012. Our operating expenses include base management fees attributed to FSIC II Advisor of $3,315 and administrative services expenses attributed to FSIC II Advisor of $396 for the period from June 18, 2012 through December 31, 2012.

FSIC II Advisor is eligible to receive incentive fees based on performance. We accrued capital gains incentive fees of $3,548 for the period from June 18, 2012 through December 31, 2012, of which $3,070 was based on unrealized gains and $478 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $291 for the period from June 18, 2012 through December 31, 2012 relating to the JPM Facility and the amortization of deferred financing costs incurred in connection with the JPM Facility and the establishment of our TRS. For the period from June 18, 2012 through December 31, 2012, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $85 and fees and expenses incurred with our stock transfer agent totaled $540.

Our other general and administrative expenses totaled $777 for the period from June 18, 2012 through December 31, 2012, and consisted of the following:

Period from June 18, 2012 through December 31, 2012
Expenses associated with our independent audit and related fees	$199
Compensation of our chief compliance officer	46
Legal fees	147
Printing fees	124
Directors’ fees	199
Other	62

Total	$777

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the period from June 18, 2012 through December 31, 2012, the ratio of our operating expenses to our average net assets was 4.11% and the ratio of our net operating expenses to our average net assets, which includes $2,482 of expense reimbursements from Franklin Square Holdings, was 2.97%. During the period from June 18, 2012 through December 31, 2012, our ratio of net operating expenses to average net assets included $291 related to interest expense and $3,548 related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 1.21%, for the period from June 18, 2012 through December 31, 2012. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

During the period from June 18, 2012 through December 31, 2012, we accrued $2,482 for reimbursements that Franklin Square Holdings has agreed to pay. It is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, we received $113 in cash reimbursements from Franklin Square Holdings and offset $734 in management fees payable by us to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of December 31, 2012, $2,482 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $3,014 for the period from June 18, 2012 through December 31, 2012.

Net Realized Gains or Losses

We sold investments and received principal repayments of $182,908 and $21,340, respectively, during the period from June 18, 2012 through December 31, 2012, from which we realized net gains of $2,625. During the period from June 18, 2012 through December 31, 2012, we earned $1,566 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net loss of $(142) from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the period from June 18, 2012 through December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $8,036; the net change in unrealized appreciation (depreciation) on our TRS was $5,641; and the net change in unrealized gain (loss) on foreign currency was $(130). The net change in unrealized appreciation (depreciation) on our investments and TRS during the period from June 18, 2012 through December 31, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the period from June 18, 2012 through December 31, 2012, the net increase (decrease) in net assets resulting from operations was $20,610.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2012, we sold 57,615,461 shares of our common stock (including shares of common stock sold in the private placement) for gross proceeds of $574,355. The gross proceeds received include reinvested stockholder distributions of $3,608 for which we issued 377,027 shares of common stock. We also incurred offering costs of $3,882 in connection with the sale of our common stock (of which $2,808 was incurred during the period from June 18, 2012 through December 31, 2012), which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $2,184 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $51,993. These sales commissions and fees include $10,025 retained by the dealer manager, FS2 Capital Partners, LLC, which is one of our affiliates.

Since commencing our continuous public offering and through March 14, 2013, we have sold 85,874,688 shares of common stock for gross proceeds of approximately $865,684. As of March 14, 2013, we have raised total gross proceeds of approximately $884,279, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012. As of March 14, 2013, we have sold an aggregate of 2,460,651 shares of common stock for aggregate gross proceeds of approximately $22,200 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

As of December 31, 2012, we had $107,157 in cash, which we hold in a custodial account, and $97,441 in cash held as collateral by Citibank under the terms of the TRS.

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2012 pursuant to our share repurchase program.

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On September 12, 2012, Del River entered into an amendment to the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $100,000 to $175,000; on September 27, 2012, Del River entered into a second amendment to the TRS to increase this amount from $175,000 to $275,000; on November 15, 2012, Del River entered into a third amendment to the TRS to increase this amount from $275,000 to $375,000; and on December 13, 2012, Del River entered into a fourth amendment to the TRS to increase this amount from $375,000 to $425,000.

The TRS with Citibank enables us, through our ownership of Del River, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Del River borrowing funds to acquire loans and incurring interest expense to a lender.

The obligations of Del River under the TRS are non-recourse to us and our exposure under the TRS is limited to the value of our investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $425,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay our debts.

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

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425,000 as of December 31, 2012), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of December 31, 2012, Del River would have been required to pay an early termination fee of approximately $2,166. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of December 31, 2012, the fair value of the TRS was $5,641. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, Del River had selected 97 underlying loans with a total notional amount of $383,742 and posted $97,441 in cash collateral held by Citibank (of which only $96,251 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

We incurred costs of $20 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the TRS. As of December 31, 2012, $10 of such deferred financing costs have yet to be amortized to interest expense.

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

JPM Financing

On February 6, 2013, through our two newly formed, wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Lehigh River and Cobbs Creek, we entered into the February 2013 amendment to our conventional debt financing arrangement with JPM, which we originally entered into on October 26, 2012. The February 2013 amendment, among other things, (i) increased the amount of debt financing available under the arrangement from $150,000 to $300,000 and (ii) extended the final repurchase date under the financing arrangement from November 20, 2016 to February 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $640,000 ($316,500 prior to the February 2013 amendment) to Lehigh River pursuant to the Amended and Restated Lehigh Asset Transfer Agreement. Under the Amended and Restated Lehigh Asset Transfer Agreement, as of February 6, 2013, we had sold loans to Lehigh River for a purchase price of approximately $202,300, all of which consisted of the issuance to us of equity interests in Lehigh River. It is expected that the aggregate amount of loans held by Lehigh River when the financing arrangement is fully-ramped will be approximately $640,000.

The loans held by Lehigh River will secure the obligations of Lehigh River under Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $360,000 ($180,000 prior to the February 2013 amendment). Principal on the Class A Notes will be due and payable on the stated maturity date of February 20, 2024 (November 20, 2023 prior to the February 2013 amendment). Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 2.75% per annum. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to our investment adviser, FSIC II Advisor.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM, pursuant to the terms of the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $360,000 ($180,000 prior to the February 2013 amendment). Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $300,000 ($150,000 prior to the February 2013 amendment). Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than February 20, 2017 (November 20, 2016 prior to the February 2013 amendment). The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing February 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Lehigh River securing the Class A Notes declines below the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to the Amended and Restated Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Amended and Restated Revolving Credit Agreement. Borrowings under the Amended and Restated Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the JPM Facility, we may sell from time to time loans in our portfolio having an aggregate market value of approximately $180,000 ($90,000 prior to the February 2013 amendment) to Cobbs Creek pursuant to the Amended and Restated Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from us will secure the obligations of Cobbs Creek under the JPM Facility. Under the Amended and Restated Cobbs Asset Transfer Agreement, as of February 6, 2013, we had sold loans to Cobbs Creek for a purchase price of approximately $35,700, all of which consisted of the issuance to us of equity interests in Cobbs Creek.

Pursuant to the JPM Facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture.

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into (i) the Lehigh Management Agreement, pursuant to which we will manage the assets of Lehigh River; and (ii) the Lehigh Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM Facility, Cobbs Creek also entered into the Cobbs Management Agreement, pursuant to which we will manage the assets of Cobbs Creek.

As of December 31, 2012, Class A Notes in the aggregate principal amount of $141,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of approximately $117,500. As of December 31, 2012, the fair value of loans held by Lehigh River was $270,119, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $117,500, plus $274 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

On February 6, 2013, Lehigh River issued and sold to Cobbs Creek an additional $39,000 in aggregate principal amount of Class A Notes and Cobbs Creek sold such Class A Notes to JPM under the JPM Facility for aggregate proceeds of $32,500. During the 180-day period following February 6, 2013, Lehigh River intends to issue and sell to Cobbs Creek an additional $180,000 in aggregate principal amount of Class A Notes and Cobbs Creek intends to enter into additional repurchase transactions under the JPM Facility with respect to such Class A Notes.

We incurred costs of $159 in connection with obtaining the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of December 31, 2012, $152 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of December 31, 2012. Interest is paid quarterly in arrears and commenced in February 2013. We recorded interest expense of $281 for the year ended December 31, 2012, which includes commitment fees on the unused portion of the JPM Facility, and $7 related to the amortization of deferred financing costs. We paid $0 in interest expense for the year ended December 31, 2012. The average borrowings under the JPM Facility for the year ended December 31, 2012 were $44,230, with a weighted average interest rate of 3.25%.

Amounts outstanding under the JPM Facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of December 31, 2012, we have sold an aggregate of 2,291,098 shares of common stock for aggregate gross proceeds of $20,659 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the source of the distributions will be mailed to our stockholders. No portion of the distributions paid during the period from June 18, 2012 through December 31, 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the year ended December 31, 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320

On January 14, 2013, our board of directors declared a regular semi-monthly cash distribution of $0.030964 per share payable to stockholders of record on January 15, 2013 and a regular semi-monthly cash distribution of $0.031115 per share payable to stockholders of record on January 30, 2013, both of which were paid on January 31, 2013. On January 29, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which were paid on February 28, 2013 to stockholders of record on February 15, 2013 and February 27, 2013, respectively. On March 14, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which will be paid on March 29, 2013 to stockholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

The following table reflects the sources of the cash distributions that we have paid on our common stock during the year ended December 31, 2012:

	Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	4,852	47%
Capital gains proceeds from the sale of assets	2,986	29%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	2,482	24%

Total	$10,320	100%

(1)	During the year ended December 31, 2012, 92% of our gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount.

Our net investment income on a tax-basis for the year ended December 31, 2012 was $7,334. We distributed all of our tax-basis net investment income earned as of December 31, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of our operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2012:

Year Ended December 31, 2012
GAAP-basis net investment income (loss)	$2,809
Tax-basis deferral and amortization of organization costs	197
Reversal of incentive fee accrual on unrealized gains	3,070
Tax-basis net investment income portion of total return swap payments	1,063
Accretion of discount on total return swap	195

Tax-basis net investment income	$7,334

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

Year Ended December 31, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(3,070)
Unamortized organization costs	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	13,352

$10,065

(1)	As of December 31, 2012, the gross unrealized appreciation on our investments and total return swap was $15,142. As of December 31, 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $1,790.

The aggregate cost of our investments for federal income tax purposes totaled $480,606 as of December 31, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $13,352 as of December 31, 2012.

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

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, including the use of an independent valuation firm. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as interest income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement we entered into with FSIC II Advisor, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though

FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, we accrued capital gains incentive fees of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the year ended December 31, 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the period from June 18, 2012 through December 31, 2012, we incurred $3,315 in base management fees and $396 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the period from June 18, 2012 through December 31, 2012, we accrued capital gains incentive fees of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains.

As of December 31, 2012, Cobbs Creek had sold $141,000 in aggregate principal amount of Class A Notes to JPM under the JPM Facility for aggregate proceeds of $117,500. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than February 20, 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM Facility between Cobbs Creek and JPM at December 31, 2012 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings(1)	$117,500	$117,500	—	—	—

(1)	At December 31, 2012, $32,500 remained unused under the JPM Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting

Standards Board, or, collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have implemented this guidance and it did not have a material impact on our consolidated financial statements, except for enhanced disclosures around fair value measurements.

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

We commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through December 31, 2012, we accrued $3,315 in base management fees payable to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, $734 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement discussed below and $114 was paid to FSIC II Advisor by us. Of the $2,467 in base management fees accrued and payable as of December 31, 2012, it is intended that $1,635 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of December 31, 2012 and the balance, $832, will be paid to FSIC II Advisor.

We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through December 31, 2012, we accrued capital gains incentive fees of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains.

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

During the period from June 18, 2012 through December 31, 2012, we incurred administrative services expenses of $396 attributable to FSIC II Advisor, of which $321 related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. During the period from June 18, 2012 through December 31, 2012, we paid $215 of administrative services expenses to FSIC II Advisor. As of December 31, 2012, we had $181 in administrative services expense payable to FSIC II Advisor.

Franklin Square Holdings funded offering costs and organization costs in the amount of $2,389 and $813 for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011, respectively. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred by us. Since inception through December 31, 2012, Franklin Square Holdings has funded $3,202 in offering and organization costs.

The dealer manager for our continuous public offering is FS2 Capital Partners, LLC, which is one of our affiliates. During the year ended December 31, 2012, FS2 Capital Partners, LLC retained $10,025 for selling commissions and dealer manager fees in connection with the sale of our common stock.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, we satisfied the minimum offering requirement. We paid total reimbursements of $3,202 to FSIC II Advisor and its affiliates during the year ended December 31, 2012. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of December 31, 2012, we have sold an aggregate of 2,291,098 shares of common stock for aggregate gross proceeds of $20,659 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

During the period from June 18, 2012 through December 31, 2012, we accrued $2,482 for reimbursements that Franklin Square Holdings has agreed to pay. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by us to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, we received $113 in cash reimbursements from Franklin Square Holdings and offset $734 in management fees payable by us to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings, which we expect to offset against management fees payable by us to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of December 31, 2012, $2,482 of reimbursements may become subject to repayment by us to Franklin Square Holdings in the future.

Recent Developments

For the period from January 1, 2013 to March 14, 2013, we have sold 30,303,160 shares of common stock for gross proceeds of approximately $309,724 at an average price per share of $10.22.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, 64.1% of our portfolio investments (based on fair value) paid variable interest rates, 1.0% were non-income producing and the remainder (34.9%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Del River and Citibank, Del River pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $425,000. Under the terms of the JPM Facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2012:

LIBOR Basis Point Change	Increase (Decrease) in Net Interest Income(1)	Percentage Change in Net Interest Income
Down 30 basis points	$1,002	1.6%
Current LIBOR	—	—
Up 100 basis points	(2,995)	(4.8%)
Up 300 basis points	2,798	4.4%
Up 500 basis points	9,060	14.4%

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Del River receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the loans subject to the TRS. As of December 31, 2012, 100% of the loans underlying the TRS paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and long-term debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the year ended December 31, 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets as of December 31, 2012 and 2011	93
Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	94
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	95
Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	96
Consolidated Schedule of Investments as of December 31, 2012	97
Notes to Consolidated Financial Statements	100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of FS Investment Corporation II (the “Company”) as of December 31, 2012 and 2011, including the consolidated schedule of investments as of December 31, 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 by correspondence with the custodians and brokers. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

As explained in Note 7, the consolidated financial statements include investments valued at approximately $488,642,000 (92.6% of net assets) as of December 31, 2012, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 26, 2013

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments, at fair value (amortized cost—$480,606 and $0, respectively)	$488,642	$—
Cash	107,157	200
Due from counterparty	97,441	—
Receivable for investments sold and repaid	3,538	—
Interest receivable	4,131	—
Receivable for common stock purchased	482	—
Deferred financing costs	162	—
Reimbursement due from sponsor(1)	1,635	—
Receivable due on total return swap(2)	396	—
Unrealized appreciation on total return swap(2)	5,641	—
Prepaid expenses and other assets	100	—

Total assets	$709,325	$200

Liabilities
Payable for investments purchased	$53,636	$—
Repurchase agreement payable(3)	117,500	—
Stockholder distributions payable	3,344	—
Management fees payable	2,467	—
Accrued capital gains incentive fee(4)	3,548	—
Administrative services expense payable	181	—
Interest payable	274	—
Other accrued expenses and liabilities	648	—

Total liabilities	181,598	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 57,612,806 and 22,222 shares issued and outstanding, respectively	58	—
Capital in excess of par value	517,604	220
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency	—	—
Accumulated distributions in excess of net investment income(5)	(3,482)	(20)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	13,547	—

Total stockholders’ equity	527,727	200

Total liabilities and stockholders’ equity	$709,325	$200

Net asset value per share of common stock at year end	$9.16	$9.00

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 10 for a discussion of the Company’s repurchase transaction.

(4)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(5)	See Note 5 for a discussion of the source of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2012	Period from July 13, 2011 (Inception) to December 31, 2011

Investment income
Interest income	$8,539	$—
Fee income	945	—

Total investment income	9,484	—

Operating expenses
Management fees	3,315	—
Capital gains incentive fees(1)	3,548	—
Administrative services expenses	396	—
Stock transfer agent fees	540	—
Accounting and administrative fees	85	—
Interest expense	291	—
Organization costs	205	20
Other general and administrative expenses	777	—

Total operating expenses	9,157	20
Less: Expense reimbursement from sponsor(2)	(2,482)	—

Net expenses	6,675	20

Net investment income (loss)	2,809	(20)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,625	—
Net realized gain (loss) on total return swap(3)	1,566	—
Net realized gain (loss) on foreign currency	(142)	—
Net change in unrealized appreciation (depreciation) on investments	8,036	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	5,641	—
Net change in unrealized gain (loss) on foreign currency	(130)	—

Total net realized and unrealized gain/loss on investments	17,596	—

Net increase (decrease) in net assets resulting from operations	$20,405	$(20)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations	$0.85	$(0.90)

Weighted average shares outstanding	24,067,734	22,222

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the period from June 18, 2012 (commencement of operations) through December 31, 2012.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31, 2012	Period from July 13, 2011 (Inception) to December 31, 2011

Operations
Net investment income (loss)	$2,809	$(20)
Net realized gain (loss) on investments, total return swap and foreign currency(1)	4,049	—
Net change in unrealized appreciation (depreciation) on investments	8,036	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	5,641	—
Net change in unrealized gain (loss) on foreign currency	(130)	—

Net increase (decrease) in net assets resulting from operations	20,405	(20)

Stockholder distributions(2)
Distributions from net investment income	(7,334)	—
Distributions from net realized gain on investments	(2,986)	—

Net decrease in net assets resulting from stockholder distributions	(10,320)	—

Capital share transactions
Issuance of common stock	518,754	200
Reinvestment of stockholder distributions	3,608	—
Repurchases of common stock	(225)	—
Offering costs	(3,882)	(793)
Reimbursement of investment adviser(3)	(3,202)	—
Capital contributions of investment adviser	2,389	813

Net increase in net assets resulting from capital share transactions	517,442	220

Total increase in net assets	527,527	200
Net assets at beginning of period	200	—

Net assets at end of period	$527,727	$200

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the source of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	Period from July 13, 2011 (Inception) to December 31, 2011

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$20,405	$(20)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(681,503)	—
Proceeds from sales and repayments of investments	204,248	—
Net realized (gain) loss on investments	(2,625)	—
Net change in unrealized (appreciation) depreciation on investments	(8,036)	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(5,641)	—
Accretion of discount	(726)	—
Amortization of deferred financing costs	17	—
(Increase) decrease in due from counterparty	(97,441)	—
(Increase) decrease in receivable for investments sold and repaid	(3,538)	—
(Increase) decrease in interest receivable	(4,131)	—
(Increase) decrease in reimbursement due from sponsor(2)	(1,635)	—
(Increase) decrease in receivable due on total return swap(1)	(396)	—
(Increase) decrease in prepaid expenses and other assets	(100)	—
Increase (decrease) in payable for investments purchased	53,636	—
Increase (decrease) in management fees payable	2,467	—
Increase (decrease) in accrued capital gains incentive fee	3,548	—
Increase (decrease) in administrative services expense payable	181	—
Increase (decrease) in interest payable	274	—
Increase (decrease) in other accrued expenses and liabilities	648	—

Net cash used in operating activities	(520,348)	(20)

Cash flows from financing activities
Issuance of common stock	518,272	200
Reinvestment of stockholder distributions	3,608	—
Repurchases of common stock	(225)	—
Offering costs	(3,882)	(793)
Capital contributions of investment adviser	2,389	813
Reimbursement of investment adviser(3)	(3,202)	—
Stockholder distributions	(6,976)	—
Borrowings under repurchase agreement(4)	117,500	—
Deferred financing costs paid	(179)	—

Net cash provided by financing activities	627,305	220

Total increase (decrease) in cash	106,957	200
Cash at beginning of period	200	—

Cash at end of period	$107,157	$200

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)	See Note 10 for a discussion of the Company’s repurchase transaction. During the year ended December 31, 2012, the Company paid $0 in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—30.3%
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19(d)	Commercial & Professional Services	$1,317	$1,304	$1,335
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15	Telecommunication Services	1,304	1,306	1,310
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/28/19(d)	Diversified Financials	995	988	1,009
Alon USA Energy, Inc., L+800, 1.3% LIBOR Floor, 11/13/18(d)(f)(g)	Energy	4,167	3,958	4,201
Avaya Inc., L+450, 10/26/17(d)	Technology Hardware & Equipment	3,391	3,041	3,001
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)	Energy	4,938	4,794	4,876
Clear Channel Communications, Inc., L+365, 1/29/16(d)(f)	Media	6,156	4,916	5,103
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 10/9/19(d)(g)	Consumer Durables & Apparel	5,410	5,331	5,484
Corner Investment PropCo, LLC, L+975, 1.3% LIBOR Floor, 11/1/19(d)(g)	Consumer Services	9,000	8,827	8,899
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Energy	1,917	1,945	1,959
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/19/13(e)	Media	2,488	2,483	2,495
ERC Ireland Holdings Ltd., EURIBOR+300, 1.0% PIK, 9/29/17(f)(g)	Telecommunication Services	€11,173	10,727	11,886
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18(d)	Food & Staples Retailing	$3,722	3,669	3,759
Kanders C3 Holdings, LLC, L+900, 1.3% LIBOR Floor, 12/19/18(d)(e)	Capital Goods	35,969	35,713	35,969
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(d)(g)	Software & Services	1,521	1,414	1,391
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(d)(g)	Health Care Equipment & Services	4,534	4,469	4,376
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(g)	Capital Goods	1,222	1,211	1,230
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/17/17(d)	Capital Goods	4,489	4,402	4,416
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Energy	3,818	3,816	3,885
Panda Temple Power (TLA), LLC, L+700, 1.5% LIBOR Floor, 7/17/18(d)	Energy	2,000	2,019	2,030
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10,259	9,951	10,259
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)(f)	Software & Services	9,808	9,710	9,900
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(e)	Health Care Equipment & Services	12,705	12,031	12,006
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	8,511	8,373	8,376
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)	Software & Services	1,618	1,615	1,533
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	2,000	2,000	2,009
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)(f)	Utilities	13,000	9,466	9,843
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(e)	Consumer Durables & Apparel	993	993	1,002
TL Acquisitions, Inc., L+250, 7/3/14(d)(f)	Consumer Durables & Apparel	1,870	1,571	1,483
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(e)	Consumer Durables & Apparel	953	952	955
Travelport LLC, L+475, 1.5% LIBOR Floor, 8/23/13(d)	Consumer Services	2,000	2,028	2,043
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)(g)	Energy	2,000	1,960	2,005

Total Senior Secured Loans—First Lien			166,983	170,028
Unfunded Loan Commitments			(10,204)	(10,204)

Net Senior Secured Loans—First Lien			156,779	159,824

Senior Secured Loans—Second Lien—28.3%
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(e)	Commercial & Professional Services	500	501	504
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)	Consumer Durables & Apparel	4,216	4,174	4,274
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(d)	Software & Services	5,500	5,398	5,426
Audio Visual Services Group, Inc., L+900, 1.3% LIBOR Floor, 4/30/19(d)	Technology Hardware & Equipment	9,615	9,425	9,495
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(d)	Food & Staples Retailing	2,766	2,739	2,849
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(e)	Software & Services	1,000	927	964
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19(e)	Energy	6,000	5,766	5,930
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(d)	Consumer Services	1,739	1,672	1,765
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(e)	Capital Goods	1,000	1,017	1,022
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19	Consumer Services	4,000	3,922	3,823
CHG Healthcare Inc., L+775, 1.3% LIBOR Floor, 11/20/20	Health Care Equipment & Services	5,787	5,672	5,827
Equipower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(e)	Utilities	1,000	981	1,029
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(e)	Capital Goods	4,000	3,770	3,960
John Henry Holdings, Inc., L+900, 1.3% LIBOR Floor, 5/6/19(d)(e)	Commercial Services & Supplies	23,250	22,903	22,785
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20	Software & Services	6,154	6,093	6,169

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/15/20(d)(f)	Transportation	$6,114	$6,032	$6,168
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(d)	Capital Goods	1,000	1,004	1,000
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 11/27/19(d)(e)	Health Care Equipment & Services	25,000	24,751	25,266
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(e)	Food & Staples Retailing	9,600	9,314	9,696
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(e)	Capital Goods	2,050	2,057	2,060
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(e)	Health Care Equipment & Services	273	270	277
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(g)	Energy	4,975	5,034	5,042
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/18(d)	Software & Services	4,186	4,125	4,169
Venoco, Inc., L+700, 1.5% LIBOR Floor, 6/30/17(d)	Energy	3,929	3,852	4,012
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	830	831	835
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)(f)	Capital Goods	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien			147,080	149,497

Senior Secured Bonds—9.2%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(d)(e)	Capital Goods	10,000	9,890	9,938
Avaya Inc., 7.0%, 4/1/19(d)	Technology Hardware & Equipment	2,000	1,853	1,873
Avaya Inc., 9.0%, 4/1/19	Technology Hardware & Equipment	5,000	5,000	5,075
Cenveo Corp., 8.9%, 2/1/18(d)	Commercial & Professional Services	4,188	3,756	3,998
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)(f)	Media	1,844	1,697	1,699
Eastman Kodak Co., 10.6%, 3/15/19	Media	1,000	665	823
Edgen Murray Corp., 8.8%, 11/1/20(d)(g)	Capital Goods	2,000	1,986	2,020
JW Aluminum Co., 11.5%, 11/15/17(e)	Materials	5,000	4,908	4,850
Neff Rental LLC, 9.6%, 5/15/16(e)	Capital Goods	3,750	3,798	3,888
PH Holding LLC, 9.8%, 12/31/17(d)	Consumer Durables & Apparel	5,000	4,909	5,050
Prince Mineral Holdings Corp., 11.5%, 12/15/19	Materials	2,750	2,718	2,870
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	2,000	1,691	1,668
Technicolor SA, 9.4%, 5/26/17(g)	Technology Hardware & Equipment	888	812	917
Travelport LLC, L+600 PIK, 12/1/16(d)	Consumer Services	4,907	3,856	3,939

Total Senior Secured Bonds			47,539	48,608

Subordinated Debt—20.4%
Alliant Holdings I, Inc., 7.9%, 12/15/20	Insurance	4,000	4,000	4,020
Amkor Technologies Inc., 6.4%, 10/1/22(d)(g)	Semiconductors & Semiconductor Equipment	1,250	1,250	1,227
Antero Resources Finance Corp., 6.0%, 12/1/20	Energy	7,250	7,250	7,350
Aurora Diagnostics, LLC, 10.8%, 1/15/18(d)	Pharmaceuticals, Biotechnology & Life Sciences	7,000	7,045	6,546
Cablevision Systems Corp., 5.9%, 9/15/22(d)(g)	Media	2,780	2,780	2,794
EPE Holdings LLC, 8.1%, 12/15/17	Energy	4,000	3,980	3,965
EPL Oil & Gas Inc., 8.3%, 2/15/18(e)(g)	Energy	2,150	2,129	2,217
Era Group Inc., 7.8%, 12/15/22(g)	Energy	7,250	7,128	7,159
GulfMark Offshore, Inc., 6.4%, 3/15/22(g)	Energy	4,425	4,447	4,569
iStar Financial Inc., 7.1%, 2/15/18(g)	Real Estate	5,000	5,000	5,108
Kenan Advantage Group, Inc., 8.4%, 12/15/18	Transportation	2,500	2,500	2,586
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)	Health Care Equipment & Services	2,800	2,714	2,681
Legacy Reserves, L.P., 8.0%, 12/1/20(g)	Energy	8,250	8,073	8,457
NES Rental Holdings, Inc., 12.3%, 4/15/15(d)	Capital Goods	7,129	7,150	7,352
Nuveen Investments, Inc., 9.1%, 10/15/17(d)(e)	Diversified Financials	15,000	15,000	14,813
Resolute Energy Corp., 8.5%, 5/1/20(g)	Energy	5,800	5,872	5,894
Rex Energy Corp., 8.9%, 12/1/20(d)(g)	Energy	15,000	14,895	15,113
SGS International Inc., 8.4%, 10/15/20(d)	Media	1,000	1,000	1,035
Sidewinder Drilling Inc., 9.8%, 11/15/19	Capital Goods	2,000	2,000	2,008
Six Flags Theme Parks Inc., 5.3%, 1/15/21(g)	Consumer Services	2,500	2,500	2,513

Total Subordinated Debt			106,713	107,407

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—3.5%
AMMC 2012 CDO 11A Class Subord., 17.9%, 10/15/23(g)	Diversified Financials	$6,000	$5,032	$5,983
Ares 2012 CLO 2A Class Subord., 19.0%, 10/12/23(g)	Diversified Financials	8,500	8,231	8,004
Octagon CLO 2012 1A Class Income, 17.1%, 1/15/24(g)	Diversified Financials	4,650	4,232	4,321

Total Collateralized Securities			17,495	18,308

		Number of Shares	Cost	Fair Value(c)
Equity/Other—0.9%
ERC Ireland Holdings Ltd., Common Equity(g)(h)	Telecommunication Services	21,825	—	—
ERC Ireland Holdings Ltd., Warrants(g)(h)	Telecommunication Services	4,228	—	—
Kanders C3 Holdings, LLC, Common Equity(e)(h)	Capital Goods	60,872	5,000	4,998

Total Equity/Other			5,000	4,998

TOTAL INVESTMENTS—92.6%			$480,606	488,642

OTHER ASSETS IN EXCESS OF LIABILITIES- 7.4%				39,085
NET ASSETS—100.0%				$527,727

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(g)		$383,742		$5,641

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 10).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 10).

(f)	Position or portion thereof unsettled as of December 31, 2012.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 80.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of December 31, 2012.

(h)	Security is non-income producing.

See notes to consolidated financial statements.

FS Investment Corporation II

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2012, the Company had three wholly-owned financing subsidiaries, Del River LLC, or Del River (formerly known as IC-II Investments LLC), which was established on June 20, 2012, Cobbs Creek LLC, or Cobbs Creek, which was established on October 1, 2012, and Lehigh River LLC, or Lehigh River, which was established on October 1, 2012. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Since commencing its continuous public offering and through March 14, 2013, the Company has sold 85,874,688 shares of common stock for gross proceeds of approximately $865,684. As of March 14, 2013, the Company had raised total gross proceeds of approximately $884,279, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FSIC II Advisor, in a private placement completed in June 2012 (see Note 4). During the year ended December 31, 2012, the Company sold 57,615,461 shares of common stock (including shares of common stock sold in the private placement) for gross proceeds of approximately $574,355 at an average price per share of $9.97. The gross proceeds received during the year ended December 31, 2012 include reinvested stockholder distributions of approximately $3,608 for which the Company issued 377,027 shares of common stock. During the period from January 1, 2013 to March 14, 2013, the Company sold 30,303,160 shares of common stock for gross proceeds of approximately $309,724 at an average price per share of $10.22.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $51,993 for the year ended December 31, 2012.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its analysis of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the total return swap, or TRS, between Del River and Citibank, N.A., or Citibank, in accordance with the agreements which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which the Company cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company will periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan. Upon the prepayment of a loan or security, any unamortized loan origination fees are recorded as interest income. Upfront structuring fees are recorded as income when earned. The Company records prepayment premiums on loans and securities as interest income when it receives such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency: Gains or losses on the sale of investments are calculated by using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative serves agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement with FSIC II Advisor neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. During the year ended December 31, 2012, the Company accrued capital gains incentive fees of $3,548 based on the performance of its portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the year ended December 31, 2012 and the period from July 13, 2011 (Inception) to December 31, 2011, the Company incurred organization costs of $205 and $20, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4).

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Offering Costs: The Company’s offering costs include, among other things, legal fees and other costs pertaining to the preparation of the Company’s Registration Statements on Form N-2 relating to its continuous public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the balance sheet. For the year ended December 31, 2012 and the period from July 13, 2011 (Inception) to December 31, 2011, the Company incurred offering costs of $3,882 and $793, respectively, of which $2,184 and $793 were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

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

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the year ended December 31, 2012, the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Note 3. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance represents the converged guidance of the FASB and the International Accounting

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Recently Issued Accounting Standards (continued)

Standards Board, or collectively, the Accounting Boards, on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has implemented this guidance and it did not have a material impact on its consolidated financial statements, except for enhanced disclosures around fair value measurements.

Note 4. Related Party Transactions

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees.

The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s operations. Management fees are paid on a quarterly basis in arrears. During the period from June 18, 2012 through December 31, 2012, the Company accrued $3,315 in base management fees payable to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, $734 in base management fees were applied to offset the liability of Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, under the expense reimbursement agreement discussed below and $114 was paid to FSIC II Advisor by the Company. Of the $2,467 in base management fees accrued and payable as of December 31, 2012, it is intended that $1,635 of such fees will be applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement as of December 31, 2012 and the balance, $832, will be paid to FSIC II Advisor.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. During the period from June 18, 2012 through December 31, 2012, the Company accrued capital gains incentive fees of $3,548 based on the performance of its portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains.

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

During the period from June 18, 2012 through December 31, 2012, the Company incurred administrative services expenses of $396 attributable to FSIC II Advisor, of which $321 related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. During the period from June 18, 2012 through December 31, 2012, the Company paid $215 of administrative services expenses to FSIC II Advisor. As of December 31, 2012, the Company had $181 in administrative services expense payable to FSIC II Advisor.

Franklin Square Holdings funded offering costs and organization costs in the amount of $2,389 and $813 for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011, respectively. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company (see Note 2). Since inception through December 31, 2012, Franklin Square Holdings has funded $3,202 in offering and organization costs.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, which is one of the Company’s affiliates. During the year ended December 31, 2012, FS2 Capital Partners, LLC retained $10,025 for selling commissions and dealer manager fees in connection with the sale of the Company’s common stock.

Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. The Company paid total reimbursements of $3,202 to FSIC II

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Advisor and its affiliates during the year ended December 31, 2012. The reimbursements are recorded as a reduction of capital. As of December 31, 2012, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of December 31, 2012, the Company has sold an aggregate of 2,291,098 shares of common stock for aggregate gross proceeds of $20,659 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

During the period from June 18, 2012 through December 31, 2012, the Company accrued $2,482 for reimbursements that Franklin Square Holdings has agreed to pay. As discussed more fully above, it is intended that these reimbursements will be funded, in part, through the offset of management fees payable by the Company to FSIC II Advisor. During the period from June 18, 2012 through December 31, 2012, the Company received $113 in cash reimbursements from Franklin Square Holdings and offset $734 in management fees payable by the Company to FSIC II Advisor under the investment advisory and administrative services agreement against reimbursements due from Franklin Square Holdings. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings, which the Company expects to offset against management fees payable by the Company to FSIC II Advisor.

Under the expense reimbursement agreement, amounts reimbursed to the Company by Franklin Square Holdings may become subject to repayment by the Company in the future. As of December 31, 2012, $2,482 of reimbursements may become subject to repayment by the Company to Franklin Square Holdings in the future.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the year ended December 31, 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320

On January 14, 2013, the Company’s board of directors declared a regular semi-monthly cash distribution of $0.030964 per share payable to stockholders of record on January 15, 2013 and a regular semi-monthly cash distribution of $0.031115 per share payable to stockholders of record on January 30, 2013, both of which were paid on January 31, 2013. On January 29, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which were paid on February 28, 2013 to stockholders of record on February 15, 2013 and February 27, 2013, respectively. On March 14, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.031266 per share each, which will be paid on March 29, 2013 to stockholders of record on March 15, 2013 and March 28, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its continuous public offering. As a result, it is possible that a portion of the distributions the Company makes will represent a return of capital for tax purposes. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities and will be made after deducting the fees and expenses payable in connection with its continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in capital surplus, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

specific rate or at all. The following table reflects the sources of the cash distributions that the Company has paid on its common stock during the year ended December 31, 2012:

	Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income (prior to expense reimbursement)(1)	4,852	47%
Capital gains proceeds from the sale of assets	2,986	29%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	2,482	24%

Total	$10,320	100%

(1)	During the year ended December 31, 2012, 92% of the Company’s gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax-basis for the year ended December 31, 2012 was $7,334. The Company distributed all of its tax-basis net investment income earned as of December 31, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is due to the tax-basis deferral and amortization of organization costs incurred prior to the commencement of the Company’s operations, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the inclusion of a portion of the periodic net settlement payments due on the total return swap in tax-basis net investment income and the accretion of discount on the total return swap. The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the year ended December 31, 2012:

Year Ended December 31, 2012
GAAP-basis net investment income (loss)	$2,809
Tax-basis deferral and amortization of organization costs	197
Reversal of incentive fee accrual on unrealized gains	3,070
Tax-basis net investment income portion of total return swap payments	1,063
Accretion of discount on total return swap	195

Tax-basis net investment income	$7,334

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2012, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $1,063, and increased accumulated distributions in excess of net investment income by $1,063, to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

Year Ended December 31, 2012
Distributable ordinary income	$—
Incentive fee accrual on unrealized gains	(3,070)
Unamortized organization costs	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	13,352

$10,065

(1)	As of December 31, 2012, the gross unrealized appreciation on the Company’s investments and total return swap was $15,142. As of December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $1,790.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $480,606 as of December 31, 2012. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS, was $13,352 as of December 31, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2012:

	December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	147,080	149,497	30%
Senior Secured Bonds	47,539	48,608	10%
Subordinated Debt	106,713	107,407	22%
Collateralized Securities	17,495	18,308	4%
Equity/Other	5,000	4,998	1%

	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2012 to include, on a look-through basis, the investments underlying the TRS, as

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $383,742 and $386,545, respectively, as of December 31, 2012.

	December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$536,872	$542,660	62%
Senior Secured Loans—Second Lien	150,729	153,206	17%
Senior Secured Bonds	47,539	48,608	6%
Subordinated Debt	106,713	107,407	12%
Collateralized Securities	17,495	18,308	2%
Equity/Other	5,000	4,998	1%

	$864,348	$875,187	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2012, the Company had one such investment with an unfunded commitment of $10,204. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2012:

	December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio
Capital Goods	$84,807	17%
Commercial & Professional Services	5,837	1%
Commercial Services & Supplies	22,785	5%
Consumer Durables & Apparel	18,248	4%
Consumer Services	22,982	5%
Diversified Financials	34,130	7%
Energy	90,673	19%
Food & Staples Retailing	16,304	3%
Health Care Equipment & Services	50,433	10%
Insurance	4,020	1%
Materials	7,720	2%
Media	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	16,805	3%
Real Estate	5,108	1%
Semiconductors & Semiconductor Equipment	1,227	0%
Software & Services	30,387	6%
Technology Hardware & Equipment	20,361	4%
Telecommunication Services	23,240	5%
Transportation	8,754	2%
Utilities	10,872	2%

Total	$488,642	100%

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	December 31, 2012
Valuation Inputs	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	488,642	5,641

	$488,642	$5,641

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company’s valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

The following is a reconciliation for the year ended December 31, 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2012
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	485	43	207	(9)	—	—	726
Net realized gain (loss)	1,090	18	291	1,226	—	—	2,625
Net change in unrealized appreciation (depreciation)	3,045	2,417	1,069	694	813	(2)	8,036
Purchases	256,121	151,983	58,145	192,622	17,632	5,000	681,503
Sales and redemptions	(100,917)	(4,964)	(11,104)	(87,126)	(137)	—	(204,248)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,045	$2,417	$1,069	$694	$813	$(2)	$8,036

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2012 were as follows:

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range
Senior Secured Loans—First Lien	$35,969	Market Comparables	Market Yield (%)	10.0% - 10.5%
Senior Secured Bonds	$5,050	Market Comparables	Market Yield (%)	9.3% - 9.8%
Equity/Other	$4,998	Market Comparables	EBITDA Multiples (x)	3.3x - 4.5x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,204 of the senior secured loan-first lien investment was an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. On September 12, 2012, Del River entered into an amendment to the TRS to increase the maximum aggregate market value of the portfolio of loans subject to the TRS from $100,000 to $175,000; on September 27, 2012, Del River entered into a second amendment to the TRS to increase this amount from $175,000 to $275,000; on November 15, 2012, Del River entered into a third amendment to the TRS to increase this amount from $275,000 to $375,000; and on December 13, 2012, Del River entered into a fourth amendment to the TRS to increase this amount from $375,000 to $425,000.

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

The obligations of Del River under the TRS are non-recourse to the Company and the Company’s exposure under the TRS is limited to the value of the Company’s investment in Del River, which generally will equal the value of cash collateral provided by Del River under the TRS. Pursuant to the terms of the TRS, Del River may select a portfolio of loans with a maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of $425,000. Del River is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Under the terms of the TRS, Del River has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS. Neither the cash collateral required to be posted with Citibank nor any other assets of Del River are available to pay the debts of the Company.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

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

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425,000 as of December 31, 2012), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of December 31, 2012, Del River would have been required to pay an early termination fee of approximately $2,166. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of December 31, 2012, the fair value of the TRS was $5,641. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the consolidated balance sheets. The change in value of the TRS is reflected in the consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of December 31, 2012, Del River had selected 97 underlying loans with a total notional amount of $383,742 and posted $97,441 in cash collateral held by Citibank (of which only $96,251 was required to be posted), which is reflected in due from counterparty on the consolidated balance sheets.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The Company incurred costs of $20 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the TRS. As of December 31, 2012, $10 of such deferred financing costs have yet to be amortized to interest expense.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
4L Holdings Corp., L+550, 1.3% LIBOR Floor, 5/7/18	Commercial Services & Supplies	$5,984	$6,022	$38
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19	Commercial & Professional Services	6,340	6,476	136
Advance Pierre Foods, Inc., L+450, 1.3% LIBOR Floor, 7/10/17	Food & Staples Retailing	5,365	5,459	94
Air Medical Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 6/30/18	Health Care Equipment & Services	3,443	3,504	61
Alliance Laundry Systems LLC, L+425, 1.3% LIBOR Floor, 12/10/18	Consumer Durables & Apparel	2,974	3,011	37
Allison Transmission, Inc., L+325, 1.0% LIBOR Floor, 8/23/19(2)	Automobiles & Components	3,940	4,009	69
Aspect Software, Inc., L+450, 1.8% LIBOR Floor, 5/7/16	Software & Services	4,427	4,482	55
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17	Software & Services	2,920	2,909	(11)
Audio Visual Services Corp., L+550, 1.3% LIBOR Floor, 11/9/18	Technology Hardware & Equipment	9,272	9,272	—
Avaya Inc., L+450, 10/26/17	Technology Hardware & Equipment	2,235	2,189	(46)
Bausch & Lomb Inc., L+425, 1.0% LIBOR Floor, 5/17/19	Health Care Equipment & Services	996	1,002	6
BJ’s Wholesale Club, Inc., L+450, 1.3% LIBOR Floor, 9/26/19	Food & Staples Retailing	9,900	10,118	218
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 12/17/15(2)	Consumer Services	3,257	3,326	69
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19	Consumer Services	998	1,002	4
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18	Consumer Services	3,950	3,993	43
CCC Information Services, Inc., L+400, 1.3% LIBOR Floor, 12/14/19	Software & Services	3,023	3,044	21
Chesapeake Energy Corp., L+450, 1.3% LIBOR Floor, 12/2/17(2)	Energy	7,840	8,002	162
CompuCom Systems, Inc., L+525, 1.3% LIBOR Floor, 10/4/18	Software & Services	3,414	3,460	46
ConvaTec Inc., L+375, 1.3% LIBOR Floor, 12/20/16	Health Care Equipment & Services	1,273	1,290	17
Corel Corp., L+700, 5/2/14(2)	Software & Services	3,217	3,229	12
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18	Capital Goods	2,675	2,757	82
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18	Capital Goods	1,213	1,250	37
Datatel, Inc., L+500, 1.3% LIBOR Floor, 7/19/18	Software & Services	1,474	1,473	(1)
David’s Bridal, Inc., L+375, 1.3% LIBOR Floor, 10/11/19	Retailing	2,583	2,613	30
Delta Airlines, Inc., L+400, 1.3% LIBOR Floor, 10/18/18(2)	Transportation	6,925	7,045	120
DigitalGlobe Inc., L+450, 1.3% LIBOR Floor, 10/7/18(2)	Software & Services	1,973	1,974	1
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Health Care Equipment & Services	1,454	1,412	(42)
Equipower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18	Utilities	1,476	1,485	9
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18	Food & Staples Retailing	1,511	1,506	(5)
First Data Corp., L+500, 3/24/17	Software & Services	3,930	3,917	(13)
Fortescue Metals Group Ltd., L+425, 1.0% LIBOR Floor, 10/18/17(2)	Materials	7,855	7,994	139
Foxco Acquisition Sub, LLC, L+450, 1.0% LIBOR Floor, 7/1/17	Media	3,847	3,915	68
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17	Automobiles & Components	2,938	2,978	40
Freedom Group, Inc., L+425, 1.3% LIBOR Floor, 4/19/19	Capital Goods	840	834	(6)
Getty Images, Inc., L+350, 1.3% LIBOR Floor, 10/18/19	Media	9,900	10,000	100
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Durables & Apparel	2,992	2,820	(172)
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18	Diversified Financials	1,932	1,930	(2)
HarbourVest Partners L.P., L+375, 1.0% LIBOR Floor, 11/21/17	Diversified Financials	5,087	5,119	32
Harvard Drug Group, LLC, L+475, 1.3% LIBOR Floor, 10/4/19	Retailing	2,701	2,742	41
Hyland Software, Inc., L+425, 1.3% LIBOR Floor, 10/25/19	Software & Services	4,918	4,924	6
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17	Pharmaceuticals, Biotechnology & Life Sciences	5,281	5,317	36
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18	Capital Goods	5,006	4,905	(101)
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(2)	Materials	1,481	1,507	26
Inmar, Inc., L+525, 1.3% LIBOR Floor, 8/4/17	Software & Services	4,995	4,983	(12)
John Henry Holdings, Inc., L+475, 1.3% LIBOR Floor, 12/6/18	Commercial Services & Supplies	5,940	6,023	83
Kronos Inc., L+425, 1.3% LIBOR Floor, 10/30/19	Software & Services	7,960	8,085	125
Leap Wireless International, Inc., L+350, 1.3% LIBOR Floor, 10/10/19(2)	Telecommunication Services	1,100	1,116	16
Leslie’s Poolmart, Inc., L+400, 1.3% LIBOR Floor, 10/16/19	Consumer Durables & Apparel	11,913	12,056	143
LM U.S. Member LLC, L+450, 1.3% LIBOR Floor, 10/25/19	Transportation	1,904	1,925	21
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Utilities	1,502	1,530	28
Mediacom Broadband Inc., L+300, 1.0% LIBOR Floor, 1/17/20	Telecommunication Services	3,890	3,988	98
MMM Holding, Inc., L+850, 1.5% LIBOR Floor, 10/23/17	Health Care Equipment & Services	3,972	4,037	65
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(2)	Health Care Equipment & Services	7,436	7,213	(223)
MSO Holdings of Puerto Rico Inc., L+825, 1.5% LIBOR Floor, 10/23/17	Health Care Equipment & Services	2,888	2,936	48
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17	Health Care Equipment & Services	7,980	7,950	(30)
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18	Health Care Equipment & Services	2,346	2,406	60

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Total Return Swap (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(2)	Capital Goods	$3,735	$3,732	$(3)
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(2)	Capital Goods	2,667	2,717	50
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/7/17	Capital Goods	4,399	4,402	3
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17	Health Care Equipment & Services	1,970	1,940	(30)
Nuveen Investments, Inc., L+550, 5/13/17	Diversified Financials	5,767	5,817	50
OSI Restaurant Partners, LLC, L+350, 1.3% LIBOR Floor, 10/28/19(2)	Consumer Services	3,474	3,541	67
Par Pharmaceutical Companies, Inc., L+375, 1.3% LIBOR Floor, 9/18/19(2)	Pharmaceuticals, Biotechnology & Life Sciences	4,642	4,680	38
Party City Holdings Inc., L+450, 1.3% LIBOR Floor, 7/27/19	Consumer Durables & Apparel	3,054	3,116	62
Pinnacle Operating Corp., L+550, 1.3% LIBOR Floor, 11/15/18	Materials	6,708	6,760	52
Plains Exploration & Production Co., L+300, 1.0% LIBOR Floor, 11/30/19(2)	Energy	6,633	6,688	55
PRA International Inc., L+525, 1.3% LIBOR Floor, 12/10/18	Pharmaceuticals, Biotechnology & Life Sciences	5,775	5,819	44
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17	Software & Services	4,978	4,988	10
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18	Capital Goods	3,066	3,060	(6)
RadNet, Inc, L+425, 1.3% LIBOR Floor, 10/10/18	Health Care Equipment & Services	4,134	4,177	43
RCN Telecom Services, LLC, L+400, 1.3% LIBOR Floor, 8/26/16	Telecommunication Services	827	840	13
Sabre Inc., L+575, 9/30/17	Consumer Services	1,470	1,496	26
Sabre Inc., L+600, 1.3% LIBOR Floor, 12/29/17	Consumer Services	5,369	5,444	75
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Services	1,360	1,347	(13)
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18	Energy	3,649	3,709	60
Sequa Corp., L+400, 1.3% LIBOR Floor, 5/28/17	Capital Goods	5,729	5,789	60
Serta Simmons Holdings, LLC, L+375, 1.3% LIBOR Floor, 9/18/19	Consumer Durables & Apparel	6,699	6,773	74
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18	Health Care Equipment & Services	426	428	2
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 10/1/19	Energy	5,290	5,383	93
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Health Care Equipment & Services	4,829	4,679	(150)
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13	Telecommunication Services	6,236	6,226	(10)
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17	Consumer Durables & Apparel	8,303	8,348	45
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18	Food & Staples Retailing	1,989	2,012	23
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Software & Services	2,748	2,653	(95)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Health Care Equipment & Services	2,478	2,460	(18)
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18	Energy	6,516	6,634	118
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(2)	Technology Hardware & Equipment	467	464	(3)
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(2)	Technology Hardware & Equipment	1,249	1,242	(7)
The Pantry, Inc., L+450, 1.3% LIBOR Floor, 7/25/19(2)	Retailing	1,012	1,035	23
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17	Energy	2,498	2,504	6
Toys “R” Us – Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16	Consumer Durables & Apparel	4,234	4,089	(145)
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16	Consumer Services	1,968	1,974	6
USI Holdings Corp., L+400, 1.3% LIBOR Floor, 12/14/19	Insurance	3,731	3,738	7
Wall Street Systems Delaware, Inc., L+450, 1.3% LIBOR Floor, 10/25/19	Software & Services	7,036	7,134	98
Wesco Distribution Inc., L+350, 1.0% LIBOR Floor, 12/4/19(2)	Capital Goods	2,829	2,868	39
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18	Software & Services	3,621	3,700	79
Wide OpenWest Finance, LLC, L+500, 1.3% LIBOR Floor, 7/17/18	Media	1,591	1,675	84

Total		$383,742	$386,545	2,803

Total TRS Accrued Income and Liabilities:				2,838

Total TRS Fair Value:				$5,641

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in August 2012.

The following table sets forth the number of shares of common stock repurchased by the Company during the year ended December 31, 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

Note 10. Repurchase Transaction

On February 6, 2013, through its two newly formed, wholly-owned, special-purpose, bankruptcy-remote subsidiaries, Lehigh River and Cobbs Creek, the Company entered into an amendment, or the February 2013 amendment, to its conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on October 26, 2012. The February 2013 amendment, among other

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Repurchase Transaction (continued)

things: (i) increased the amount of debt financing available under the arrangement from $150,000 to $300,000 and (ii) extended the final repurchase date under the financing arrangement from November 20, 2016 to February 20, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing transaction, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $640,000 ($316,500 prior to the February 2013 amendment) to Lehigh River pursuant to an amended and restated asset transfer agreement, dated as of February 6, 2013, between the Company and Lehigh River, or the Amended and Restated Lehigh Asset Transfer Agreement. Under the Amended and Restated Lehigh Asset Transfer Agreement, as of February 6, 2013, the Company had sold loans to Lehigh River for a purchase price of approximately $202,300, all of which consisted of the issuance to the Company of equity interests in Lehigh River. It is expected that the aggregate amount of loans held by Lehigh River when the financing arrangement is fully-ramped will be approximately $640,000.

The loans held by Lehigh River will secure the obligations of Lehigh River under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an amended and restated indenture, dated as of February 6, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $360,000 ($180,000 prior to the February 2013 amendment). Principal on the Class A Notes will be due and payable on the stated maturity date of February 20, 2024 (November 20, 2023 prior to the February 2013 amendment). Interest on the Class A Notes accrues at three-month LIBOR plus a spread of 2.75% per annum. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date, or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the loans securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to the Company’s investment adviser, FSIC II Advisor.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of an amended and restated master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of February 6, 2013, or collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $360,000 ($180,000 prior to the February 2013 amendment). Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility will not exceed $300,000 ($150,000 prior to the February 2013 amendment). Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Repurchase Transaction (continued)

transaction must occur no later than February 20, 2017 (November 20, 2016 prior to the February 2013 amendment). The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing February 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

If at any time during the term of the JPM Facility the market value of the loans held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such loans at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from the Company pursuant to an amended and restated revolving credit agreement, dated as of February 6, 2013, between Cobbs Creek, as borrower, and the Company, as lender, or the Amended and Restated Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Amended and Restated Revolving Credit Agreement. Borrowings under the Amended and Restated Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

In connection with the JPM Facility, the Company may sell from time to time loans in its portfolio having an aggregate market value of approximately $180,000 ($90,000 prior to the February 2013 amendment) to Cobbs Creek pursuant to an amended and restated asset transfer agreement, dated as of February 6, 2013, between the Company and Cobbs Creek, or the Amended and Restated Cobbs Asset Transfer Agreement. The loans purchased by Cobbs Creek from the Company will secure the obligations of Cobbs Creek under the JPM Facility. Under the Amended and Restated Cobbs Asset Transfer Agreement, the Company had sold loans to Cobbs Creek for a purchase price of approximately $35,700, all of which consisted of the issuance to the Company of equity interests in Cobbs Creek.

Pursuant to the JPM Facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the JPM Facility contains the following events of default: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture.

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, pursuant to which the Company will manage the assets of Lehigh River, and a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM Facility, Cobbs Creek also entered into a collateral management agreement with the

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Repurchase Transaction (continued)

Company, as collateral manager, dated as of October 26, 2012, pursuant to which the Company will manage the assets of Cobbs Creek.

As of December 31, 2012, Class A Notes in the aggregate principal amount of $141,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $117,500. As of December 31, 2012, the fair value of loans held by Lehigh River was $270,119, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $117,500, plus $274 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

On February 6, 2013, Lehigh River issued and sold to Cobbs Creek an additional $39,000 in aggregate principal amount of Class A Notes and Cobbs Creek sold such Class A Notes to JPM under the JPM Facility for aggregate proceeds of $32,500. During the 180-day period following February 6, 2013, Lehigh River intends to issue and sell to Cobbs Creek an additional $180,000 in aggregate principal amount of Class A Notes and Cobbs Creek intends to enter into additional repurchase transactions under the JPM Facility with respect to such Class A Notes.

As of December 31, 2012, the Company had incurred costs of $159 in connection with obtaining the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the JPM Facility. As of December 31, 2012, $152 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of December 31, 2012. Interest is paid quarterly in arrears and commenced in February of 2013. The Company recorded interest expense of $281 for the year ended December 31, 2012, which includes commitment fees on the unused portion of the JPM Facility, and $7 related to the amortization of deferred financing costs. The Company paid $0 in interest expense for the year ended December 31, 2012. The average borrowings under the JPM Facility for the period from October 26, 2012 through December 31, 2012 were $44,230, with a weighted average interest rate of 3.25%.

Amounts outstanding under the JPM Facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below as of December 31, 2012:

December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2012	$404,991	2.30	—	N/A

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Senior Securities Asset Coverage (continued)

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2012. The Company has omitted the financial highlights for the period from July 13, 2011 (Inception) to December 31, 2011 since the Company did not have operations as of December 31, 2011.

Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.00

Results of operations(1)
Net investment income (loss)	0.12
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.73

Net increase (decrease) in net assets resulting from operations	0.85

Stockholder distributions(2)
Distributions from net investment income	(0.28)
Distributions from net realized gain on investments	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.39)

Capital share transactions(3)
Issuance of common stock	0.07
Offering costs	(0.28)
Reimbursement to investment adviser	(0.33)
Capital contributions of investment adviser	0.24

Net increase (decrease) in net assets resulting from capital share transactions	(0.30)

Net asset value, end of period	$9.16

Shares outstanding, end of period	57,612,806

Total return(4)	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$527,727

Ratio of net investment income to average net assets(5)	1.29%

Ratio of accrued incentive fees to average net assets(5)	1.63%

Ratio of interest expense to average net assets(5)	0.13%

Ratio of operating expenses to average net assets(5)	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(5)	(1.14)%

Ratio of net operating expenses to average net assets(5)	3.06%

Portfolio turnover	111.30%

(1)	The per share data was derived by using the weighted average shares outstanding during the period from June 18, 2012 (commencement of operations) through December 31, 2012.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period. Offering costs, reimbursement to investment adviser and capital contributions of investment adviser were calculated as a percentage of weighted average shares outstanding during the periods in which those amounts were incurred by the Company.

(4)	The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. This return figure does not represent an actual return to stockholders.

(5)	Weighted average net assets during the period from June 18, 2012 (commencement of operations) through December 31, 2012 are used for this calculation.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2012 and the results for the period from July 13, 2011 (Inception) to December 31, 2011. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Period from July 13, 2011 (Inception) to December 31, 2011
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$7,642	$1,824	$18	$—	$—
Operating expenses
Total operating expenses	6,484	2,323	157	193	20
Less: Expense reimbursement from sponsor	(1,635)	(712)	(135)	—	—

Net expenses	4,849	1,611	22	193	20

Net investment income (loss)	2,793	213	(4)	(193)	(20)
Realized and unrealized gain/loss	12,195	5,075	326	—	—

Net increase (decrease) in net assets resulting from operations	$14,988	$5,288	$322	$(193)	$(20)

Per share information-basic and diluted
Net investment income (loss)	$0.07	$0.02	$(0.02)	$(8.69)	$(0.90)

Net increase (decrease) in net assets resulting from operations	$0.37	$0.47	$1.40	$(8.69)	$(0.90)

Weighted average shares outstanding	40,220,720	11,134,670	229,647	22,222	22,222

The sum of quarterly per share amounts does not equal per share amounts reported for the year ended December 31, 2012. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During our fourth quarter of 2012, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2013 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets as of December 31, 2012 and 2011	93
Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	94
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	95
Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	96
Consolidated Schedule of Investments as of December 31, 2012	97
Notes to Consolidated Financial Statements	100

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about FS Investment Corporation II or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation II. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of FS Investment Corporation II. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with FS Investment Corporation II’s prospectus supplement on Form 497 (File No. 333-175654) filed on September 17, 2012.)

4.2	Distribution Reinvestment Plan of FS Investment Corporation II. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation II. (Incorporated by reference to Exhibit 4.3 filed with FS Investment Corporation II’s Quarterly Report filed on Form 10-Q filed on November 14, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between FS Investment Corporation II and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among FS Investment Corporation II, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.5	Custodian Agreement, dated as of February 8, 2012, by and between FS Investment Corporation II and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Escrow Agreement, dated as of January 23, 2012, by and among FS Investment Corporation II, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.7	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.8	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.9	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on September 12, 2012.)

10.10	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 1, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on November 15, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on December 17, 2012.)

10.13	Investment Management Agreement, dated as of July 2, 2012, by and between FS Investment Corporation II and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.14	Asset Transfer Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.17	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.19	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.20	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.21	Revolving Credit Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Asset Transfer Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.23	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and FS Investment Corporation II. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.24	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, FS Investment Corporation II and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and FS Investment Corporation II. (Incorporated by reference to Exhibit 10.9 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

21.1*	Subsidiaries of FS Investment Corporation II.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION II

Date: March 26, 2013	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 26, 2013	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 26, 2013	/s/ William Goebel William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: March 26, 2013	/s/ Barbara Adams Barbara Adams Director

Date: March 26, 2013	/s/ David Adelman David Adelman Director

Date: March 26, 2013	/s/ Michael Heller Michael Heller Director

Date: March 26, 2013	/s/ Robert E. Keith, Jr. Robert E. Keith, Jr. Director

Date: March 26, 2013	/s/ Paul Mendelson Paul Mendelson Director

Date: March 26, 2013	/s/ John E. Stuart John E. Stuart Director

Date: March 26, 2013	/s/ Scott J. Tarte Scott J. Tarte Director