Form 10-Q
period 2013-03-31
FS Investment Corp II
filed 2013-05-15
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer has 116,721,837 shares of common stock outstanding as of May 14, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$1,018,374 and $480,606, respectively)	$1,038,886	$488,642
Cash	115,547	107,157
Due from counterparty	94,027	97,441
Receivable for investments sold and repaid	8,752	3,538
Interest receivable	11,363	4,131
Receivable for common stock purchased	80	482
Deferred financing costs	1,697	162
Reimbursement due from sponsor(1)	—	1,635
Receivable due on total return swap(2)	3,670	396
Unrealized appreciation on total return swap(2)	9,612	5,641
Prepaid expenses and other assets	75	100

Total assets	$1,283,709	$709,325

Liabilities
Payable for investments purchased	$207,649	$53,636
Repurchase agreement payable(3)	150,000	117,500
Credit facility payable(4)	14,194	—
Stockholder distributions payable	5,722	3,344
Management fees payable	7,452	2,467
Expense recoupment payable to sponsor(1)	847	—
Accrued capital gains incentive fees(5)	6,966	3,548
Administrative services expense payable	466	181
Interest payable	1,396	274
Other accrued expenses and liabilities	1,302	648

Total Liabilities	395,994	181,598

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 95,049,887 and 57,612,806 shares issued and outstanding, respectively	95	58
Capital in excess of par value	864,391	517,604
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(6)	6,277	—
Accumulated distributions in excess of net investment income(6)	(13,162)	(3,482)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	30,114	13,547

Total stockholders’ equity	887,715	527,727

Total liabilities and stockholders’ equity	$1,283,709	$709,325

Net asset value per share of common stock at period end	$9.34	$9.16

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 8 for a discussion of the Company’s credit facility.

(5)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Investment income
Interest income	$15,380	$—
Fee income	1,593	—

Total investment income	16,973	—

Operating expenses
Management fees	4,985	—
Capital gains incentive fees(1)	3,859	—
Administrative services expenses	461	—
Stock transfer agent fees	435	—
Accounting and administrative fees	89	—
Interest expense	1,144	—
Organization costs	—	193
Other general and administrative expenses	623	—

Total operating expenses	11,596	193
Add: Expense recoupment to sponsor(2)	2,041	—

Total expenses	13,637	193

Net investment income (loss)	3,336	(193)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	848	—
Net realized gain (loss) on total return swap(3)	7,263	—
Net realized gain (loss) on foreign currency	(59)	—
Net change in unrealized appreciation (depreciation) on investments	12,476	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	3,971	—
Net change in unrealized gain (loss) on foreign currency	120	—

Total net realized and unrealized gain (loss) on investments	24,619	—

Net increase (decrease) in net assets resulting from operations	$27,955	$(193)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.37	$8.69

Weighted average shares outstanding	75,870,282	22,222

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during three months ended March 31, 2013 and 2012, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operations
Net investment income (loss)	$3,336	$(193)
Net realized gain (loss) on investments, total return swap and foreign currency(1)	8,052	—
Net change in unrealized appreciation (depreciation) on investments	12,476	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	3,971	—
Net change in unrealized gain (loss) on foreign currency	120	—

Net increase (decrease) in net assets resulting from operations	27,955	(193)

Stockholder distributions(2)
Distributions from net investment income	(13,016)	—
Distributions from net realized gain on investments	(1,775)	—

Net decrease in net assets resulting from stockholder distributions	(14,791)	—

Capital share transactions
Issuance of common stock	341,784	—
Reinvestment of stockholder distributions	6,240	—
Offering costs	(1,200)	(407)
Capital contributions of investment adviser	—	600

Net increase in net assets resulting from capital share transactions	346,824	193

Total increase in net assets	359,988	—
Net assets at beginning of period	527,727	200

Net assets at end of period	$887,715	$200

Accumulated distributions in excess of net investment income(2)	$(13,162)	$(213)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,955	$(193)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(627,076)	—
Proceeds from sales and repayments of investments	91,579	—
Net realized (gain) loss on investments	(848)	—
Net change in unrealized (appreciation) depreciation on investments	(12,476)	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	(3,971)	—
Accretion of discount	(1,423)	—
Amortization of deferred financing costs	22	—
(Increase) decrease in due from counterparty	3,414	—
(Increase) decrease in receivable for investments sold and repaid	(5,214)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	1,635	—
(Increase) decrease in interest receivable	(7,232)	—
(Increase) decrease in receivable due on total return swap(1)	(3,274)	—
(Increase) decrease in prepaid expenses and other assets	25	—
Increase (decrease) in payable for investments purchased	154,013	—
Increase (decrease) in management fees payable	4,985	—
Increase (decrease) in expense recoupment payable to sponsor(2)	847	—
Increase (decrease) in accrued capital gains incentive fees	3,418	—
Increase (decrease) in administrative services expense payable	285	—
Increase (decrease) in interest payable	1,122	—
Increase (decrease) in other accrued expenses and liabilities	654	—

Net cash used in operating activities	(371,560)	(193)

Cash flows from financing activities
Issuance of common stock	342,186	—
Reinvestment of stockholder distributions	6,240	—
Offering costs	(1,200)	(407)
Capital contributions of investment adviser	—	600
Stockholder distributions	(12,413)	—
Borrowings under credit facility(3)	14,194	—
Borrowings under repurchase agreement(4)	32,500	—
Deferred financing costs paid	(1,557)	—

Net cash provided by financing activities	379,950	193

Total increase (decrease) in cash	8,390	—
Cash at beginning of period	107,157	200

Cash at end of period	$115,547	$200

(1)	See Note 8 for a discussion of the Company’s total return swap agreement.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts payable by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facility. During the three months ended March 31, 2013, the Company paid $0 in interest expense on the credit facility.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2013, the Company paid $0 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—54.4%
4L Holdings Corp., L+550, 1.3% LIBOR Floor, 5/7/18(f)(g)	Commercial & Professional Services	$6,076	$6,076	$6,076
ABB Concise Optical Group LLC., L+425, 1.3% LIBOR Floor, 5/1/20	Health Care Equipment & Services	4,412	4,390	4,448
Air Medical Group Holdings, Inc., L+525, 1.3% LIBOR Floor, 6/30/18(f)(g)	Health Care Equipment & Services	4,472	4,584	4,584
Alcatel-Lucent USA Inc., L+525, 1.0% LIBOR Floor, 7/31/16(h)	Technology Hardware & Equipment	769	765	782
Alcatel-Lucent USA Inc., L+625, 1.0% LIBOR Floor, 1/30/19(f)(h)	Technology Hardware & Equipment	8,200	8,249	8,338
Alon USA Energy, Inc., L+800, 1.3% LIBOR Floor, 11/13/18(d)(h)	Energy	4,156	3,953	4,327
Apex Tool Group, L+325, 1.3% LIBOR Floor, 2/4/20	Capital Goods	5,340	5,313	5,420
Ascension Insurance, Inc., L+825, 1.3% LIBOR Floor, 3/5/19(d)(e)	Insurance	83,300	81,777	83,300
Attachmate Corp., L+575, 1.5% LIBOR Floor, 11/22/17(f)	Software & Services	2,831	2,869	2,870
Audio Visual Services Group, Inc., L+550, 1.3% LIBOR Floor, 11/9/18(f)(g)	Technology Hardware & Equipment	10,207	10,210	10,207
Avaya Inc., L+450, 10/26/17(d)	Technology Hardware & Equipment	3,381	3,046	3,199
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)	Energy	4,875	4,739	4,936
Brasa (Holdings) Inc., L+625, 1.3% LIBOR Floor, 7/19/19(f)(g)	Consumer Services	998	1,002	1,005
Bright Horizons Family Solutions LLC, L+300, 1.0% LIBOR Floor, 1/31/20	Health Care Equipment & Services	3,011	2,981	3,042
Cengage Learning Acquisitions, Inc., L+250, 7/3/14(d)	Consumer Durables & Apparel	1,865	1,586	1,444
Clear Channel Communications, Inc., L+365, 1/29/16(d)	Media	6,156	5,001	5,473
Cole Haan, Inc., L+450, 1.3% LIBOR Floor, 1/31/20	Retailing	2,333	2,322	2,367
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 10/9/19(d)(f)(g)	Consumer Durables & Apparel	18,910	18,960	19,202
CompuCom Systems, Inc., L+525, 1.3% LIBOR Floor, 10/4/18(f)(g)	Software & Services	3,448	3,519	3,519
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(e)	Consumer Durables & Apparel	990	990	1,000
Corel Corp., L+700, 5/2/14(f)(g)(h)	Software & Services	3,229	3,245	3,245
Corner Investment PropCo, LLC, L+975, 1.3% LIBOR Floor, 11/2/19(d)(g)(h)	Consumer Services	19,000	18,907	19,285
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Energy	1,880	1,906	1,937
DigitalGlobe, Inc., L+275, 1.0% LIBOR Floor, 1/31/20(h)	Software & Services	2,547	2,547	2,585
Eastman Kodak Co., 10.6%, 9/30/13	Consumer Durables & Apparel	508	508	486
Eastman Kodak Co., L+1050, 1.0% LIBOR Floor, 9/30/13	Consumer Durables & Apparel	616	610	633
Edwards (Cayman Island II) Ltd., L+350, 1.3% LIBOR Floor, 3/26/20(f)(g)(h)	Capital Goods	4,040	4,000	4,061
Equipower Resources Holdings, LLC, L+425, 1.3% LIBOR Floor, 12/21/18(f)(g)	Utilities	1,469	1,501	1,498
ERC Ireland Holdings Ltd., EURIBOR+300, 1.0% PIK, 9/30/17(g)(h)	Telecommunication Services	€11,176	10,829	12,658
FairPoint Communications, Inc., L+625, 1.3% LIBOR Floor, 2/14/19(d)	Telecommunication Services	$13,125	12,995	12,822
Fram Group Holdings Inc., L+500, 1.5% LIBOR Floor, 7/29/17(f)	Automobiles & Components	2,985	3,031	3,031
Genesys Telecom Holdings, U.S., Inc., L+300, 1.0% LIBOR Floor, 1/25/20	Telecommunication Services	316	312	318
Hamilton Lane Advisors, LLC, L+500, 1.5% LIBOR Floor, 2/23/18(f)(g)	Diversified Financials	1,925	1,942	1,942
Harlan Sprague Dawley, Inc., L+250, 7/11/14(d)(g)	Pharmaceuticals, Biotechnology & Life Sciences	7,041	6,475	6,513
Ikaria Acquisition Inc., L+650, 1.3% LIBOR Floor, 9/18/17(f)	Pharmaceuticals, Biotechnology & Life Sciences	5,284	5,337	5,337
ILC Industries, LLC, L+600, 1.5% LIBOR Floor, 7/11/18(f)	Capital Goods	4,963	4,946	4,946
Ineos Finance Plc, L+525, 1.3% LIBOR Floor, 5/4/18(f)(g)(h)	Materials	1,492	1,521	1,520
Inmar, Inc., L+525, 1.3% LIBOR Floor, 8/4/17(f)(g)	Software & Services	4,977	5,010	5,010
Kanders C3 Holdings, LLC, L+900, 1.3% LIBOR Floor, 12/19/18(d)(e)	Capital Goods	35,669	35,427	35,669
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(d)(h)	Software & Services	1,521	1,422	1,391
LMI Aerospace, Inc., L+350, 1.3% LIBOR Floor, 1/31/19(h)	Capital Goods	1,995	1,985	2,024
MMM Holdings, Inc., L+825, 1.5% LIBOR Floor, 12/12/17(f)	Health Care Equipment & Services	4,053	4,081	4,081
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(d)(f)	Health Care Equipment & Services	12,031	11,740	11,666
MSO of Puerto Rico, Inc., L+825, 1.5% LIBOR Floor, 12/12/17(f)	Health Care Equipment & Services	2,947	2,968	2,968
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17(f)(g)	Health Care Equipment & Services	7,980	8,106	8,106
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18(f)(g)	Health Care Equipment & Services	2,370	2,400	2,400
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(h)	Capital Goods	1,219	1,208	1,235
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(f)(h)	Capital Goods	2,648	2,682	2,696
New HB Acquisition, LLC, L+550, 1.3% LIBOR Floor, 3/31/20(g)	Food, Beverage & Tobacco	3,896	3,857	3,994
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/8/17(d)	Capital Goods	4,478	4,395	4,493
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17(f)	Health Care Equipment & Services	2,000	1,995	1,995
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Energy	3,818	3,816	3,875
Panda Temple Power, LLC (TLA), L+700, 1.5% LIBOR Floor, 7/17/18(d)	Energy	2,000	2,019	2,058
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	10,233	9,936	10,412
Pharmaceutical Research Associates, Inc., L+525, 1.3% LIBOR Floor, 12/10/17(f)(g)	Health Care Equipment & Services	6,307	6,417	6,417

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pinnacle Operating Corp., L+550, 1.3% LIBOR Floor, 11/15/18(f)	Materials	$6,898	$6,985	$6,985
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18(f)	Capital Goods	3,062	3,089	3,089
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15(f)(g)	Consumer Services	1,357	1,366	1,366
SESAC Holdings Inc., L+475, 1.3% LIBOR Floor, 2/7/19	Media	3,521	3,486	3,558
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)	Software & Services	9,231	9,142	9,369
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(e)(f)(g)	Health Care Equipment & Services	24,520	23,288	23,232
Sorenson Communication, Inc., L+825, 1.3% LIBOR Floor, 10/31/14(d)(f)(g)	Telecommunication Services	29,979	30,087	30,481
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17(f)	Consumer Durables & Apparel	8,286	8,368	8,368
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17(f)	Health Care Equipment & Services	2,478	2,485	2,485
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(f)(g)(h)	Media	469	474	474
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(f)(g)(h)	Media	1,256	1,270	1,270
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)	Utilities	13,000	9,797	9,573
Therakos, Inc., L+625, 1.3% LIBOR Floor, 12/27/17(d)	Pharmaceuticals, Biotechnology & Life Sciences	4,655	4,519	4,667
Topaz Power Holdings, LLC, L+400, 1.3% LIBOR Floor, 2/26/20	Energy	6,541	6,476	6,655
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(e)	Consumer Durables & Apparel	947	945	949
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16(f)(g)	Consumer Services	1,984	1,986	1,986
Travelport LLC, L+1100, 1.5% LIBOR Floor, 8/23/13(d)	Consumer Services	2,000	2,026	2,053
U.S. Coatings Acquisition Inc., L+350, 1.3% LIBOR Floor, 1/23/20	Capital Goods	4,196	4,155	4,259
Unifrax, Inc., L+325, 1.3% LIBOR Floor, 11/30/18	Capital Goods	1,284	1,277	1,299
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(d)(h)	Energy	2,000	1,963	1,995

Total Senior Secured Loans—First Lien			485,592	492,959

Unfunded Loan Commitments			(10,204)	(10,204)

Net Senior Secured Loans—First Lien			475,388	482,755

Senior Secured Loans—Second Lien—30.6%
Advantage Sales & Marketing Inc., L+725, 1.0% LIBOR Floor, 6/12/18(e)	Commercial & Professional Services	429	428	436
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)	Capital Goods	3,450	3,416	3,540
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(d)(g)	Software & Services	17,700	17,715	17,888
Audio Visual Services Group, Inc., L+950, 1.3% LIBOR Floor, 5/9/18(d)	Technology Hardware & Equipment	11,615	11,431	11,567
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(d)	Food & Staples Retailing	2,766	2,740	2,877
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(e)	Software & Services	1,000	929	996
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(d)	Consumer Services	1,739	1,674	1,765
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(e)	Capital Goods	1,000	1,016	1,031
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19	Consumer Services	4,000	3,925	3,909
Centaur Acquisition, LLC, L+750, 1.3% LIBOR Floor, 2/15/20	Consumer Services	3,000	2,970	3,060
Cervalis LLC, L+875, 1.3% LIBOR Floor, 2/8/19(d)(e)	Commercial & Professional Services	30,000	29,560	30,000
CHG Buyer Corp., L+775, 1.3% LIBOR Floor, 11/19/20(d)	Health Care Equipment & Services	5,787	5,675	5,958
EquiPower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(e)	Utilities	1,000	982	1,027
FR Brand Acquisition Corp., L+975, 1.3% LIBOR Floor, 10/11/19(e)	Energy	6,000	5,774	6,000
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(e)	Capital Goods	4,000	3,776	3,962
John Henry Holdings, Inc., L+900, 1.3% LIBOR Floor, 5/6/19(d)(e)	Commercial & Professional Services	23,250	22,913	23,541
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20	Software & Services	6,154	6,095	6,446
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/19/20(d)	Transportation	6,114	6,034	6,267
NEP Broadcasting, Inc., L+825, 1.3% LIBOR Floor, 6/18/20(d)	Software & Services	4,000	3,960	4,180
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(d)	Capital Goods	1,000	1,004	1,000
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 6/10/19(d)(e)(g)	Health Care Equipment & Services	30,000	29,760	30,412
Sabine Oil & Gas LLC, L+750, 1.3% LIBOR Floor, 12/31/18	Energy	7,021	6,953	7,210
Sensus USA Inc., L+725, 1.3% LIBOR Floor, 5/9/18(e)	Capital Goods	2,050	2,057	2,064
SESAC Holdings Inc., L+875, 1.3% LIBOR Floor, 7/12/19(d)	Media	2,000	1,970	2,050
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(e)	Health Care Equipment & Services	273	270	279
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(d)(e)	Food & Staples Retailing	9,600	9,322	9,972
Therakos, Inc., L+1000, 1.3% LIBOR Floor, 6/27/18(d)	Pharmaceuticals, Biotechnology & Life Sciences	28,000	27,182	27,860
TNS, Inc., L+800, 1.0% LIBOR Floor, 8/15/20(e)(g)	Telecommunication Services	35,846	35,308	35,913
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/28/19(d)	Software & Services	4,186	4,127	4,249
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	830	831	851
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)	Capital Goods	15,000	14,852	15,563

Total Senior Secured Loans—Second Lien			264,649	271,873

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—9.8%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(d)(e)	Materials	$10,000	$9,892	$9,700
Avaya Inc., 7.0%, 4/1/19(d)	Technology Hardware & Equipment	2,000	1,857	1,965
Avaya Inc., 9.0%, 4/1/19(d)	Technology Hardware & Equipment	5,000	5,000	5,219
Cenveo Corp., 8.9%, 2/1/18(d)	Commercial & Professional Services	4,188	3,771	4,180
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)	Media	1,844	1,700	1,782
Eastman Kodak Co., 10.6%, 3/15/19	Consumer Durables & Apparel	492	164	241
Edgen Murray Corp., 8.8%, 11/1/20(d)	Capital Goods	2,000	1,986	2,090
Global A&T Electronics Ltd., 10.0%, 2/1/19(h)	Technology Hardware & Equipment	9,000	9,000	9,744
JW Aluminum Co., 11.5%, 11/15/17(e)	Materials	5,000	4,912	5,057
Neff Rental LLC, 9.6%, 5/15/16(e)	Capital Goods	3,750	3,796	3,966
NES Rentals Holdings, Inc., 12.3%, 4/15/15(d)	Capital Goods	7,629	7,674	8,092
PH Holding LLC, 9.8%, 12/31/17(d)	Consumer Durables & Apparel	5,000	4,911	5,100
Prince Mineral Holdings Corp., 11.5%, 12/15/19(d)	Materials	2,750	2,718	3,079
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	17,000	14,588	14,739
Technicolor SA, 9.4%, 5/26/17(h)	Media	888	816	976
Travelport LLC, L+600 PIK, 12/1/16(d)	Consumer Services	5,035	4,068	4,756
Trinseo Materials Operating SCA, 8.8%, 2/1/19	Materials	6,000	6,000	5,978

Total Senior Secured Bonds			82,853	86,664

Subordinated Debt—15.1%
Alliant Holdings I, Inc., 7.9%, 12/15/20(d)	Insurance	4,000	4,000	4,114
Amkor Technologies Inc., 6.4%, 10/1/22(d)(h)	Semiconductors & Semiconductor Equipment	1,250	1,250	1,246
Antero Resources Finance Corp., 6.0%, 12/1/20	Energy	4,000	4,000	4,175
Atlas Pipeline Partners, L.P., 7.8%, 1/15/21(h)	Energy	5,000	5,000	4,828
Aurora Diagnostics, LLC, 10.8%, 1/15/18(d)	Pharmaceuticals, Biotechnology & Life Sciences	7,000	7,043	5,530
Beazer Homes, 7.3%, 2/1/23(h)	Capital Goods	2,750	2,750	2,833
Brocade Communications, 4.6%, 1/15/23(h)	Software & Services	2,750	2,750	2,676
Cablevision Systems Corp., 5.9%, 9/15/22(d)(h)	Media	2,780	2,780	2,752
Cenveo Corp., 11.5%, 5/15/17	Commercial & Professional Services	9,000	7,759	7,853
DigitalGlobe, Inc., 5.3%, 2/1/21(h)	Software & Services	1,100	1,100	1,097
EPE Holdings LLC, 8.1%, 12/15/17(d)	Energy	4,000	3,981	4,180
EPL Oil & Gas, Inc., 8.3%, 2/15/18(e)(h)	Energy	2,150	2,130	2,286
Era Group Inc., 7.8%, 12/15/22(h)	Energy	7,250	7,129	7,486
Halcon Resources Corp., 8.9%, 5/15/21(d)(h)	Energy	2,250	2,360	2,424
HD Supply Inc., 10.5%, 1/1/21(d)	Commercial & Professional Services	1,250	1,250	1,305
iStar Financial Inc., 7.1%, 2/15/18(h)	Real Estate	5,000	5,000	5,262
Jefferies Finance LLC, 7.4%, 4/1/20(h)	Diversified Financials	1,500	1,500	1,530
Kenan Advantage Group, Inc., 8.4%, 12/15/18(d)	Transportation	2,500	2,500	2,631
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)	Health Care Equipment & Services	2,800	2,716	2,775
Legacy Reserves, L.P., 8.0%, 12/1/20(d)(h)	Energy	8,250	8,076	8,580
Neustar, Inc., 4.5%, 1/15/23(h)	Software & Services	2,750	2,750	2,646
Nuveen Investments, Inc., 9.1%, 10/15/17(d)(e)	Diversified Financials	15,000	15,000	15,523
Resolute Energy Corp., 8.5%, 5/1/20(h)	Energy	5,800	5,870	6,014
Revlon Consumer Products Corp., 5.8%, 2/15/21(h)	Household & Personal Products	5,050	5,050	5,082
Rex Energy Corp., 8.9%, 12/1/20(d)(h)	Energy	15,000	14,895	15,761
Rockies Express Pipeline LLC, 6.0%, 1/15/19	Energy	3,250	3,250	3,196
SGS International Inc., 8.4%, 10/15/20(d)	Media	1,000	1,000	1,035
Sidewinder Drilling Inc., 9.8%, 11/15/19(d)	Capital Goods	2,000	2,000	2,033
Six Flags Theme Parks Inc., 5.3%, 1/15/21(h)	Consumer Services	2,500	2,500	2,514
U.S. Coatings Acquisition Inc., 7.4%, 5/1/21	Capital Goods	2,000	2,000	2,106
Windstream Corp., 6.4%, 8/1/23(h)	Telecommunication Services	2,600	2,600	2,584

Total Subordinated Debt			131,989	134,057

Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord., 15.4%, 10/15/23(h)	Diversified Financials	6,000	5,107	5,425
Ares 2012 CLO 2A Class Subord., 19.0%, 10/12/23(h)	Diversified Financials	8,500	6,742	7,058
Octagon CLO 2012 1A Class Income, 17.1%, 1/15/24(h)	Diversified Financials	4,650	4,359	4,267
Wind River CLO Ltd. 2013 1A Class Sub B, 15.0%, 4/20/25(g)(h)	Diversified Financials	40,720	39,287	39,287

Total Collateralized Securities			55,495	56,037

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—0.8%
ERC Ireland Holdings Ltd., Common Equity(h)(i)	Telecommunication Services	16,127	$—	$—
ERC Ireland Holdings Ltd., Warrants(h)(i)	Telecommunication Services	2,326	—	—
Kanders C3 Holdings, LLC, Common Equity(e)(i)	Capital Goods	60,872	5,000	4,499
Therakos, Inc., Common Equity(i)	Pharmaceuticals, Biotechnology & Life Sciences	14,366	3,000	3,001

Total Equity/Other			8,000	7,500

TOTAL INVESTMENTS—117.0%			$1,018,374	1,038,886

LIABILITIES IN EXCESS OF OTHER ASSETS—(17.0%)				(151,171)

NET ASSETS—100.0%				$887,715

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(h)		$394,609		$9,612

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Position or portion thereof unsettled as of March 31, 2013.

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2013, 82.0% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.5% of the Company’s total assets represented qualifying assets as of March 31, 2013.

(i)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—30.3%
ADS Waste Holdings, Inc., L+400, 1.3% LIBOR Floor, 9/11/19(d)	Commercial & Professional Services	$1,317	$1,304	$1,335
Airvana Network Solutions Inc., L+800, 2.0% LIBOR Floor, 3/25/15	Telecommunication Services	1,304	1,306	1,310
AlixPartners, LLP, L+525, 1.3% LIBOR Floor, 6/28/19(d)	Diversified Financials	995	988	1,009
Alon USA Energy, Inc., L+800, 1.3% LIBOR Floor, 11/13/18(d)(f)(g)	Energy	4,167	3,958	4,201
Avaya Inc., L+450, 10/26/17(d)	Technology Hardware & Equipment	3,391	3,041	3,001
Boomerang Tube, LLC, L+950, 1.5% LIBOR Floor, 10/11/17(d)	Energy	4,938	4,794	4,876
Clear Channel Communications, Inc., L+365, 1/29/16(d)(f)	Media	6,156	4,916	5,103
Collective Brands, Inc., L+600, 1.3% LIBOR Floor, 10/9/19(d)(g)	Consumer Durables & Apparel	5,410	5,331	5,484
Corner Investment PropCo, LLC, L+975, 1.3% LIBOR Floor, 11/1/19(d)(g)	Consumer Services	9,000	8,827	8,899
Crestwood Holdings LLC, L+825, 1.5% LIBOR Floor, 3/26/18(d)	Energy	1,917	1,945	1,959
Eastman Kodak Co., L+750, 1.0% LIBOR Floor, 7/19/13(e)	Media	2,488	2,483	2,495
ERC Ireland Holdings Ltd., EURIBOR+300, 1.0% PIK, 9/29/17(f)(g)	Telecommunication Services	€11,173	10,727	11,886
Fairway Group Acquisition Co., L+675, 1.5% LIBOR Floor, 8/17/18(d)	Food & Staples Retailing	$3,722	3,669	3,759
Kanders C3 Holdings, LLC, L+900, 1.3% LIBOR Floor, 12/19/18(d)(e)	Capital Goods	35,969	35,713	35,969
Lantiq Deutschland GmbH, L+900, 2.0% LIBOR Floor, 11/16/15(d)(g)	Software & Services	1,521	1,414	1,391
MModal Inc., L+550, 1.3% LIBOR Floor, 8/15/19(d)(g)	Health Care Equipment & Services	4,534	4,469	4,376
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(d)(g)	Capital Goods	1,222	1,211	1,230
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/17/17(d)	Capital Goods	4,489	4,402	4,416
Panda Sherman Power, LLC, L+750, 1.5% LIBOR Floor, 9/14/18(d)	Energy	3,818	3,816	3,885
Panda Temple Power (TLA), LLC, L+700, 1.5% LIBOR Floor, 7/17/18(d)	Energy	2,000	2,019	2,030
Patheon Inc., L+600, 1.3% LIBOR Floor, 12/6/18(d)(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	10,259	9,951	10,259
Sirius Computer Solutions, Inc., L+575, 1.3% LIBOR Floor, 11/30/18(d)(f)	Software & Services	9,808	9,710	9,900
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17(e)	Health Care Equipment & Services	12,705	12,031	12,006
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13(d)	Telecommunication Services	8,511	8,373	8,376
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18(d)	Software & Services	1,618	1,615	1,533
Star West Generation LLC, L+450, 1.5% LIBOR Floor, 5/17/18(d)	Energy	2,000	2,000	2,009
Texas Competitive Electric Holdings Co. LLC, L+350, 10/10/14(d)(e)(f)	Utilities	13,000	9,466	9,843
The Container Store, Inc., L+500, 1.3% LIBOR Floor, 4/5/19(e)	Consumer Durables & Apparel	993	993	1,002
TL Acquisitions, Inc., L+250, 7/3/14(d)(f)	Consumer Durables & Apparel	1,870	1,571	1,483
Totes Isotoner Corp., L+575, 1.5% LIBOR Floor, 7/7/17(e)	Consumer Durables & Apparel	953	952	955
Travelport LLC, L+475, 1.5% LIBOR Floor, 8/23/13(d)	Consumer Services	2,000	2,028	2,043
Willbros United States Holdings, Inc., L+750, 2.0% LIBOR Floor, 6/30/14(f)(g)	Energy	2,000	1,960	2,005

Total Senior Secured Loans—First Lien			166,983	170,028
Unfunded Loan Commitments			(10,204)	(10,204)

Net Senior Secured Loans—First Lien			156,779	159,824

Senior Secured Loans—Second Lien—28.3%
Advantage Sales & Marketing Inc., L+775, 1.5% LIBOR Floor, 6/18/18(e)	Commercial & Professional Services	500	501	504
Alliance Laundry Systems LLC, L+825, 1.3% LIBOR Floor, 12/10/19(d)	Consumer Durables & Apparel	4,216	4,174	4,274
Attachmate Corp., L+950, 1.5% LIBOR Floor, 11/22/18(d)	Software & Services	5,500	5,398	5,426
Audio Visual Services Group, Inc., L+900, 1.3% LIBOR Floor, 4/30/19(d)	Technology Hardware & Equipment	9,615	9,425	9,495
BJ’s Wholesale Club, Inc., L+850, 1.3% LIBOR Floor, 3/26/20(d)	Food & Staples Retailing	2,766	2,739	2,849
Blackboard Inc., L+1000, 1.5% LIBOR Floor, 4/4/19(e)	Software & Services	1,000	927	964
Brand Energy & Infrastructure Services, Inc., L+975, 1.3% LIBOR Floor, 10/23/19(e)	Energy	6,000	5,766	5,930
Brasa (Holdings) Inc., L+950, 1.5% LIBOR Floor, 1/20/20(d)	Consumer Services	1,739	1,672	1,765
Camp International Holding Co., L+875, 1.3% LIBOR Floor, 11/29/19(e)	Capital Goods	1,000	1,017	1,022
Cannery Casino Resorts, LLC, L+875, 1.3% LIBOR Floor, 10/2/19	Consumer Services	4,000	3,922	3,823
CHG Healthcare Inc., L+775, 1.3% LIBOR Floor, 11/20/20	Health Care Equipment & Services	5,787	5,672	5,827
Equipower Resources Holdings, LLC, L+850, 1.5% LIBOR Floor, 6/21/19(e)	Utilities	1,000	981	1,029
ILC Industries, LLC, L+1000, 1.5% LIBOR Floor, 6/14/19(e)	Capital Goods	4,000	3,770	3,960
John Henry Holdings, Inc., L+900, 1.3% LIBOR Floor, 5/6/19(d)(e)	Commercial Services & Supplies	23,250	22,903	22,785
Kronos Inc., L+850, 1.3% LIBOR Floor, 4/30/20	Software & Services	6,154	6,093	6,169
LM U.S. Member LLC, L+825, 1.3% LIBOR Floor, 10/15/20(d)(f)	Transportation	6,114	6,032	6,168
NES Rentals Holdings, Inc., L+1150, 1.8% LIBOR Floor, 10/14/14(d)	Capital Goods	1,000	1,004	1,000

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Principal Amount(b)	Amortized Cost	Fair Value(c)
Pharmaceutical Research Associates, Inc., L+925, 1.3% LIBOR Floor, 11/27/19(d)(e)	Health Care Equipment & Services	$25,000	$24,751	$25,266
Smart & Final Inc., L+925, 1.3% LIBOR Floor, 11/16/20(e)	Food & Staples Retailing	9,600	9,314	9,696
Sensus U.S.A. Inc., L+725, 1.3% LIBOR Floor, 5/9/18(e)	Capital Goods	2,050	2,057	2,060
Sheridan Holdings, Inc., L+775, 1.3% LIBOR Floor, 7/1/19(e)	Health Care Equipment & Services	273	270	277
Southern Pacific Resource Corp., Prime+750, 1/7/16(d)(g)	Energy	4,975	5,034	5,042
TriZetto Group, Inc., L+725, 1.3% LIBOR Floor, 3/27/18(d)	Software & Services	4,186	4,125	4,169
Venoco, Inc., L+700, 1.5% LIBOR Floor, 6/30/17(d)	Energy	3,929	3,852	4,012
Vertafore, Inc., L+825, 1.5% LIBOR Floor, 10/27/17(e)	Software & Services	830	831	835
WP CPP Holdings, LLC, L+925, 1.3% LIBOR Floor, 6/28/20(d)(f)	Capital Goods	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien			147,080	149,497

Senior Secured Bonds—9.2%
Advanced Lighting Technologies, Inc., 10.5%, 6/1/19(d)(e)	Capital Goods	10,000	9,890	9,938
Avaya Inc., 7.0%, 4/1/19(d)	Technology Hardware & Equipment	2,000	1,853	1,873
Avaya Inc., 9.0%, 4/1/19	Technology Hardware & Equipment	5,000	5,000	5,075
Cenveo Corp., 8.9%, 2/1/18(d)	Commercial & Professional Services	4,188	3,756	3,998
Clear Channel Communications, Inc., 9.0%, 12/15/19(d)(f)	Media	1,844	1,697	1,699
Eastman Kodak Co., 10.6%, 3/15/19	Media	1,000	665	823
Edgen Murray Corp., 8.8%, 11/1/20(d)(g)	Capital Goods	2,000	1,986	2,020
JW Aluminum Co., 11.5%, 11/15/17(e)	Materials	5,000	4,908	4,850
Neff Rental LLC, 9.6%, 5/15/16(e)	Capital Goods	3,750	3,798	3,888
PH Holding LLC, 9.8%, 12/31/17(d)	Consumer Durables & Apparel	5,000	4,909	5,050
Prince Mineral Holdings Corp., 11.5%, 12/15/19	Materials	2,750	2,718	2,870
Sorenson Communication, Inc., 10.5%, 2/1/15	Telecommunication Services	2,000	1,691	1,668
Technicolor SA, 9.4%, 5/26/17(g)	Technology Hardware & Equipment	888	812	917
Travelport LLC, L+600 PIK, 12/1/16(d)	Consumer Services	4,907	3,856	3,939

Total Senior Secured Bonds			47,539	48,608

Subordinated Debt—20.4%
Alliant Holdings I, Inc., 7.9%, 12/15/20	Insurance	4,000	4,000	4,020
Amkor Technologies Inc., 6.4%, 10/1/22(d)(g)	Semiconductors & Semiconductor Equipment	1,250	1,250	1,227
Antero Resources Finance Corp., 6.0%, 12/1/20	Energy	7,250	7,250	7,350
Aurora Diagnostics, LLC, 10.8%, 1/15/18(d)	Pharmaceuticals, Biotechnology & Life Sciences	7,000	7,045	6,546
Cablevision Systems Corp., 5.9%, 9/15/22(d)(g)	Media	2,780	2,780	2,794
EPE Holdings LLC, 8.1%, 12/15/17	Energy	4,000	3,980	3,965
EPL Oil & Gas Inc., 8.3%, 2/15/18(e)(g)	Energy	2,150	2,129	2,217
Era Group Inc., 7.8%, 12/15/22(g)	Energy	7,250	7,128	7,159
GulfMark Offshore, Inc., 6.4%, 3/15/22(g)	Energy	4,425	4,447	4,569
iStar Financial Inc., 7.1%, 2/15/18(g)	Real Estate	5,000	5,000	5,108
Kenan Advantage Group, Inc., 8.4%, 12/15/18	Transportation	2,500	2,500	2,586
Kinetic Concepts, Inc., 12.5%, 11/1/19(e)	Health Care Equipment & Services	2,800	2,714	2,681
Legacy Reserves, L.P., 8.0%, 12/1/20(g)	Energy	8,250	8,073	8,457
NES Rentals Holdings, Inc., 12.3%, 4/15/15(d)	Capital Goods	7,129	7,150	7,352
Nuveen Investments, Inc., 9.1%, 10/15/17(d)(e)	Diversified Financials	15,000	15,000	14,813
Resolute Energy Corp., 8.5%, 5/1/20(g)	Energy	5,800	5,872	5,894
Rex Energy Corp., 8.9%, 12/1/20(d)(g)	Energy	15,000	14,895	15,113
SGS International Inc., 8.4%, 10/15/20(d)	Media	1,000	1,000	1,035
Sidewinder Drilling Inc., 9.8%, 11/15/19	Capital Goods	2,000	2,000	2,008
Six Flags Theme Parks Inc., 5.3%, 1/15/21(g)	Consumer Services	2,500	2,500	2,513

Total Subordinated Debt			106,713	107,407

Collateralized Securities—3.5%
AMMC 2012 CDO 11A Class Subord., 17.9%, 10/15/23(g)	Diversified Financials	6,000	5,032	5,983
Ares 2012 CLO 2A Class Subord., 19.0%, 10/12/23(g)	Diversified Financials	8,500	8,231	8,004
Octagon CLO 2012 1A Class Income, 17.1%, 1/15/24(g)	Diversified Financials	4,650	4,232	4,321

Total Collateralized Securities			17,495	18,308

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—0.9%
ERC Ireland Holdings Ltd., Common Equity(g)(h)	Telecommunication Services	21,825	$—	$—
ERC Ireland Holdings Ltd., Warrants(g)(h)	Telecommunication Services	4,228	—	—
Kanders C3 Holdings, LLC, Common Equity(e)(h)	Capital Goods	60,872	5,000	4,998

Total Equity/Other			5,000	4,998

TOTAL INVESTMENTS—92.6%			$480,606	488,642

OTHER ASSETS IN EXCESS OF LIABILITIES-7.4%				39,085

NET ASSETS—100.0%				$527,727

Total Return Swap		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)(g)		$383,742		$5,641

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Position or portion thereof unsettled as of December 31, 2012.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 80.7% of the Company’s total assets represented qualifying assets. In addition, as described in Note 8, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of December 31, 2012.

(h)	Security is non-income producing.

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2013, the Company had four wholly-owned financing subsidiaries, Del River LLC, or Del River, Cobbs Creek LLC, or Cobbs Creek, Lehigh River LLC, or Lehigh River, and Cooper River LLC, or Cooper River. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries as of March 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenue of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from its target companies as primary market, or proprietary, investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 balance sheet and schedule of investments are derived from the 2012 audited financial statements. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Use of Estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

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

In addition, the Company has historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and has included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, has recently informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should “look through” the TRS in calculating its capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor has voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by the Company as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As a result of the foregoing, as of March 31, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP do not exceed the fees which would have been payable in accordance with the “look through” methodology.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Shares	Amount
Gross Proceeds from Offering	36,765,301	$377,083
Reinvestments of Distributions	671,780	6,240

Total Gross Proceeds	37,437,081	383,323
Commissions and Dealer Manager Fees	—	(35,299)

Net Proceeds to Company	37,437,081	348,024
Share Repurchase Program	—	—

Net Proceeds from Share Transaction	37,437,081	$348,024

Status of Continuous Public Offering

Since commencing its continuous public offering and through May 14, 2013, the Company has sold 114,756,645 shares of common stock for gross proceeds of $1,164,462. As of May 14, 2013, the Company had raised total gross proceeds of $1,183,057, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FSIC II Advisor, in a private placement completed in June 2012. During the three months ended March 31, 2013, the Company sold 37,437,081 shares of common stock for gross proceeds of $383,323 at an average price per share of $10.24. The gross proceeds received during the three months ended March 31, 2013 include reinvested stockholder distributions of $6,240 for which the Company issued 671,780 shares of common stock. During the period from April 1, 2013 to May 14, 2013, the Company sold 21,748,036 shares of common stock for gross proceeds of $225,179 at an average price per share of $10.35.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $35,299 for the three months ended March 31, 2013.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing.

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the three months ended March 31, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

December 31, 2012(1)	January 2, 2013	—	—	$9.225	—

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On April 1, 2013, the Company repurchased 76,086 shares (representing 100% of shares of common stock tendered for repurchase) at $9.36 per share for aggregate consideration totaling $712.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

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

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of March 31, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering is FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013:

Related Party	Source Agreement	Description	Three Months Ended March 31, 2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$4,985
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,859
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$461
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$6,817

(1)	During the three months ended March 31, 2013, no base management fees were paid to FSIC II Advisor. Of the $7,452 in base management fees accrued and payable as of March 31, 2013, $2,467 related to fees payable as of December 31, 2012.

(2)

During the three months ended March 31, 2013, the Company accrued capital gains incentive fees of $3,859 based on the performance of its portfolio, of which $3,680 was based on unrealized gains and $179 was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. As of December 31, 2012, the Company had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of its portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceed those which would be

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. As a result of the foregoing, the Company has accrued capital gains incentive fees as of March 31, 2013 of $6,966, of which $6,750 was based on unrealized gains and $216 was based on realized gains calculated in accordance with the “look through” methodology ($37 of which is currently payable to FSIC II Advisor). The Company paid FSIC II Advisor $0 in capital gains incentive fees during the three months ended March 31, 2013.

(3)	During the three months ended March 31, 2013, $390 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $176 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2013.

(4)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of May 14, 2013, the Company has sold an aggregate of 2,494,844 shares of common stock for aggregate gross proceeds of $22,558 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

Potential Conflicts of Interest

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

Expense Reimbursement

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

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to shareholders.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income. If the Company terminates the investment advisory and administrative services agreement with FSIC II Advisors, the Company will be required to repay Franklin Square Holdings all reimbursements funded by Franklin Square Holdings within three years of the date of termination.

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

During the year ended December 31, 2012, the Company accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three month period ending March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company has offset against the reimbursements due on the Company’s consolidated balance sheets. As of March 31, 2013, the Company had a net expense recoupment payable to sponsor of $847. As of March 31, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791

On April 9, 2013, the Company’s board of directors declared a regular semi-monthly cash distribution of $0.031266 per share payable to stockholders of record on April 15, 2013 and a regular semi-monthly cash distribution of $0.031416 per share payable to stockholders of record on April 29, 2013, both of which were paid on April 30, 2013. On May 1, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which will be paid on May 31, 2013 to stockholders of record on May 15, 2013 and May 30, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company’s distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the three months ended March 31, 2013, even if Franklin Square Holdings had not reimbursed certain of the Company’s expenses, none of the distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	13,016	88%
Capital gains proceeds from the sale of assets	1,775	12%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	—	—

Total	$14,791	100%

(1)	During the three months ended March 31, 2013, 92% of the Company’s gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the three months ended March 31, 2013 was $13,443. As of March 31, 2013 and December 31, 2012, the Company had $427 and $0, respectively, of undistributed net investment income on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
GAAP-basis net investment income (loss)	$3,336
Tax-basis deferral and amortization of organization costs	(3)
Reversal of incentive fee accrual on unrealized gains	3,680
Tax-basis net investment income portion of total return swap payments	6,318
Accretion of discount on total return swap	112

Tax-basis net investment income	$13,443

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

As of March 31, 2013 and December 31, 2012, the components of accumulated earnings on a tax-basis were as follows:

	March 31, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income	$427	$—
Incentive fee accrual on unrealized gains	(6,750)	(3,070)
Unamortized organization costs	(214)	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	29,766	13,352

	$23,229	$10,065

(1)	As of March 31, 2013 and December 31, 2012, the gross unrealized appreciation on the Company’s investments and total return swap was $33,300 and $15,142, respectively. As of March 31, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $3,534 and $1,790, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,018,415 and $480,606 as of March 31, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS with Citibank N.A., or Citibank, was $29,766 and $13,352 as of March 31, 2013 and December 31, 2012, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio

Senior Secured Loans—First Lien	$475,388	$482,755	47%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	264,649	271,873	26%	147,080	149,497	30%
Senior Secured Bonds	82,853	86,664	8%	47,539	48,608	10%
Subordinated Debt	131,989	134,057	13%	106,713	107,407	22%
Collateralized Securities	55,495	56,037	5%	17,495	18,308	4%
Equity/Other	8,000	7,500	1%	5,000	4,998	1%

	$1,018,374	$1,038,886	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8. The investments underlying the TRS had a notional amount and market value of $394,609 and $401,695, respectively, as of March 31, 2013 and $383,742 and $386,545, respectively, as of December 31, 2012.

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$862,830	$877,196	61%	$536,872	$542,660	62%
Senior Secured Loans—Second Lien	271,816	279,127	19%	150,729	153,206	17%
Senior Secured Bonds	82,853	86,664	6%	47,539	48,608	6%
Subordinated Debt	131,989	134,057	9%	106,713	107,407	12%
Collateralized Securities	55,495	56,037	4%	17,495	18,308	2%
Equity/Other	8,000	7,500	1%	5,000	4,998	1%

	$1,412,983	$1,440,581	100%	$864,348	$875,187	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013 and December 31, 2012, the Company had one such investment with an unfunded commitment of $10,204. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Industry Classification
Automobiles & Components	$3,031	0%	$—	—
Capital Goods	111,766	11%	84,807	17%
Commercial & Professional Services	73,391	7%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	37,423	4%	18,248	4%
Consumer Services	41,699	4%	22,982	5%
Diversified Financials	75,032	7%	34,130	7%
Energy	97,923	9%	90,673	19%
Food & Staples Retailing	12,849	1%	16,304	3%
Food, Beverage & Tobacco	3,994	0%	—	—
Health Care Equipment & Services	114,848	11%	50,433	10%
Household & Personal Products	5,082	1%	—	—
Insurance	87,414	8%	4,020	1%
Materials	32,319	3%	7,720	2%
Media	19,370	2%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	63,320	6%	16,805	3%
Real Estate	5,262	1%	5,108	1%
Retailing	2,367	0%	—	—
Semiconductors & Semiconductor Equipment	1,246	0%	1,227	0%
Software & Services	69,018	7%	30,387	6%
Technology Hardware & Equipment	51,021	5%	20,361	4%
Telecommunication Services	109,515	11%	23,240	5%
Transportation	8,898	1%	8,754	2%
Utilities	12,098	1%	10,872	2%

Total	$1,038,886	100%	$488,642	100%

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

As of March 31, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2013 (Unaudited)		December 31, 2012
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	1,038,886	9,612	488,642	5,641

	$1,038,886	$9,612	$488,642	$5,641

The Company’s investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Three senior secured loan investments and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One collateralized security, which was newly-issued and purchased near March 31, 2013, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. The Company valued the TRS in accordance with the agreements between Del River and Citibank which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS.

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

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the TRS in accordance with the TRS Agreement, as described above.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	848	184	352	39	—	—	1,423
Net realized gain (loss)	166	30	185	467	—	—	848
Net change in unrealized appreciation (depreciation)	4,322	4,807	2,742	1,374	(271)	(498)	12,476
Purchases	349,804	139,484	44,117	51,085	39,586	3,000	627,076
Sales and redemptions	(32,209)	(22,129)	(9,340)	(26,315)	(1,586)	—	(91,579)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$482,755	$271,873	$86,664	$134,057	$56,037	$7,500	$1,038,886

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,950	$5,263	$2,326	$1,918	$(271)	$(498)	$13,688

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at March 31, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$108,765	Market Comparables	Market Yield (%)	9.3% - 10.5%	9.7%
Senior Secured Loans—Second Lien	$30,000	Market Comparables	Market Yield (%)	9.8% - 10.3%	10.0%
Senior Secured Bonds	$5,100	Market Comparables	Market Yield (%)	9.0% - 9.5%	9.3%
Equity/Other	$7,500	Market Comparables	EBITDA Multiples (x)	3.5x - 9.0x	6.2x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One collateralized security ($39,287), which was newly-issued and purchased near March 31, 2013, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. The TRS was valued in accordance with the TRS Agreement as discussed above. As of March 31, 2013, $10,204 of the senior secured loans-first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2012(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$35,969	Market Comparables	Market Yield (%)	10.0% - 10.5%	10.3%
Senior Secured Bonds	$5,050	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Equity/Other	$4,998	Market Comparables	EBITDA Multiples (x)	3.3x - 4.5x	4.3x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,204 of the senior secured loans-first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Del River Total Return Swap	TRS	L + 1.25%	$394,609	$30,391	N/A(1)
JPM Facility(2)	Repurchase	3.25%	$150,000	$150,000	February 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$14,194	$185,806	March 27, 2016

(1)	The TRS may be terminated by either party, in whole or in part, upon prior written notice to the other party.

(2)	On April 23, 2013, the Company amended the facility to increase the amount of debt financing available under the arrangement from $300,000 to $550,000 and to extend the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017.

Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. Del River and Citibank have entered into a series of amendments to the TRS to increase the maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS. The most recent amendment to the TRS, entered into on December 13, 2012, increased this amount to $425,000.

Under the TRS, Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to the one-month London Interbank

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Offered Rate, or LIBOR, plus 1.25% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425,000 as of March 31, 2013), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of March 31, 2013, Del River would have been required to pay an early termination fee of approximately $1,041. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of March 31, 2013 and December 31, 2012, the fair value of the TRS was $9,612 and $5,641, respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on the Company’s consolidated balance sheets. The change in value of the TRS is reflected in the Company’s consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2013, Del River had selected 92 underlying loans with a total notional amount of $394,609 and posted $94,027 in cash collateral held by Citibank, which is reflected in due from counterparty on the Company’s consolidated balance sheets. As of December 31, 2012, Del River had selected 97 underlying loans with a total notional amount of $383,742 and posted $97,441 in cash collateral held by Citibank, which is reflected in due from counterparty on the Company’s consolidated balance sheets.

The Company incurred costs of $20 in connection with obtaining the TRS, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the TRS. As of March 31, 2013, $5 of such deferred financing costs have yet to be amortized to interest expense.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

Further, for purposes of Section 55(a) under the 1940 Act, the Company treats each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2013:

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Advance Pierre Foods, Inc., L+450, 1.3% LIBOR Floor, 7/10/17	Food & Staples Retailing	$5,351	$5,460	$109
Albertsons, Inc., L+450, 1.3% LIBOR Floor, 2/28/16	Food & Staples Retailing	5,528	5,645	117
Alcatel-Lucent USA Inc., L+525, 1.0% LIBOR Floor, 7/31/16(2)	Technology Hardware & Equipment	765	778	13
Alliance Laundry Systems LLC, L+325, 1.3% LIBOR Floor, 12/10/19	Capital Goods	2,959	2,993	34
Allison Transmission, Inc., L+325, 1.0% LIBOR Floor, 8/23/19(2)	Automobiles & Components	3,930	4,024	94
Apex Tool Group, L+325, 1.3% LIBOR Floor, 2/4/20	Capital Goods	5,313	5,408	95
Aramark Corp., L+300, 1.0% LIBOR Floor, 8/14/19	Commercial & Professional Services	5,970	6,052	82
Aspect Software, Inc., L+525, 1.8% LIBOR Floor, 5/6/16	Software & Services	4,373	4,454	81
Asurion, LLC, L+325, 1.3% LIBOR Floor, 5/15/19	Insurance	5,431	5,512	81
ATI Physical Therapy, Inc., L+450, 1.3% LIBOR Floor, 1/22/20	Health Care Equipment & Services	2,547	2,601	54
Avaya Inc., L+450, 10/26/17	Technology Hardware & Equipment	2,229	2,338	109
Avis Budget Group, Inc., L+275, 1.0% LIBOR Floor, 3/5/20(2)	Diversified Financials	1,160	1,172	12
Bausch & Lomb Inc., L+425, 1.0% LIBOR Floor, 5/17/19	Health Care Equipment & Services	994	1,000	6
Berlin Packaging LLC, L+350, 1.3% LIBOR Floor, 4/15/19	Commercial & Professional Services	3,531	3,579	48
Berlin Packaging LLC, L+750, 1.3% LIBOR Floor, 4/15/20	Commercial & Professional Services	3,518	3,536	18
BJ’s Wholesale Club, Inc., L+450, 1.3% LIBOR Floor, 9/20/19	Food & Staples Retailing	9,875	10,060	185
Boyd Gaming Corp., L+475, 1.3% LIBOR Floor, 11/20/17(2)	Consumer Services	3,248	3,335	87
Bright Horizons Family Solutions LLC, L+300, 1.0% LIBOR Floor, 1/31/20	Health Care Equipment & Services	2,980	3,033	53
Cannery Casino Resorts, LLC, L+475, 1.3% LIBOR Floor, 10/2/18	Consumer Services	3,940	4,045	105
CCC Information Services, Inc., L+400, 1.3% LIBOR Floor, 12/14/19	Software & Services	3,015	3,059	44
Cedar Fair, L.P., L+250, 0.8% LIBOR Floor, 3/1/20(2)	Consumer Services	2,882	2,923	41
Centaur Acquisition, LLC, L+400, 1.3% LIBOR Floor, 2/15/19	Consumer Services	5,307	5,407	100
Chesapeake Energy Corp., L+450, 1.3% LIBOR Floor, 12/2/17(2)	Energy	7,840	8,239	399
ConvaTec Inc., L+375, 1.3% LIBOR Floor, 12/20/16	Health Care Equipment & Services	1,273	1,295	22
Cricket Communications, Inc., L+350, 1.3% LIBOR Floor, 10/10/19(2)	Telecommunication Services	1,097	1,113	16
Cricket Communications, Inc., L+350, 1.3% LIBOR Floor, 3/8/20(2)	Telecommunication Services	9,925	10,053	128
Crossmark Holdings, Inc., L+350, 1.0% LIBOR Floor, 1/31/20	Commercial & Professional Services	1,877	1,887	10
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18	Capital Goods	2,669	2,764	95
DAE Aviation Holdings, Inc., L+500, 1.3% LIBOR Floor, 11/2/18	Capital Goods	1,210	1,253	43
Datatel, Inc., L+325, 1.3% LIBOR Floor, 7/19/18	Software & Services	1,470	1,473	3
David’s Bridal, Inc., L+375, 1.3% LIBOR Floor, 10/11/19	Retailing	2,576	2,633	57
Delta Airlines, Inc., L+400, 1.3% LIBOR Floor, 10/18/18(2)	Transportation	6,925	7,103	178
DigitalGlobe, Inc., L+275, 1.0% LIBOR Floor, 1/31/20(2)	Software & Services	2,547	2,579	32
Drumm Investors LLC, L+375, 1.3% LIBOR Floor, 5/4/18	Health Care Equipment & Services	1,450	1,453	3
Duff and Phelps Corp., L+350, 1.0% LIBOR Floor, 4/15/20	Diversified Financials	2,137	2,163	26
EMG Utica, LLC, L+375, 1.0% LIBOR Floor, 3/27/20	Energy	1,566	1,579	13
First Data Corp., L+500, 3/24/17	Software & Services	3,930	4,026	96
Fortescue Metals Group Ltd., L+425, 1.0% LIBOR Floor, 10/18/17(2)	Materials	7,836	8,005	169
FoxCo Acquisition Sub, LLC, L+450, 1.0% LIBOR Floor, 7/14/17	Media	5,446	5,560	114
Freedom Group, Inc., L+425, 1.3% LIBOR Floor, 4/19/19	Capital Goods	838	845	7
Getty Images, Inc., L+350, 1.3% LIBOR Floor, 10/18/19	Media	9,875	10,105	230
Go Daddy Group, Inc., L+325, 1.0% LIBOR Floor, 12/16/18	Software & Services	3,990	4,006	16
Gymboree Corp., L+350, 1.5% LIBOR Floor, 2/23/18	Consumer Durables & Apparel	2,992	2,974	(18)
HarbourVest Partners L.P., L+375, 1.0% LIBOR Floor, 11/21/17	Diversified Financials	4,887	4,918	31
Harvard Drug Group, LLC, L+475, 1.3% LIBOR Floor, 10/4/19	Retailing	2,694	2,759	65
Hyland Software, Inc., L+425, 1.3% LIBOR Floor, 10/25/19	Software & Services	4,905	4,932	27
ISS Global Group, L+275, 1.0% LIBOR Floor, 4/1/18(2)	Energy	2,993	3,008	15
John Henry Holdings, Inc., L+475, 1.3% LIBOR Floor, 12/6/18	Commercial & Professional Services	5,925	6,090	165
Kronos Inc., L+350, 1.0% LIBOR Floor, 10/30/19	Software & Services	7,940	8,073	133
Leslie’s Poolmart, Inc., L+400, 1.3% LIBOR Floor, 10/16/19	Consumer Durables & Apparel	11,883	12,103	220
LM U.S. Member LLC, L+450, 1.3% LIBOR Floor, 10/25/19	Transportation	1,899	1,940	41
LMI Aerospace, Inc., L+350, 1.3% LIBOR Floor, 1/31/19(2)	Capital Goods	1,985	2,020	35
LSP Madison Funding, LLC, L+425, 1.3% LIBOR Floor, 6/28/19	Utilities	1,000	1,016	16
Mediacom Broadband Inc., L+300, 1.0% LIBOR Floor, 1/17/20	Telecommunication Services	3,881	4,005	124

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Mondrian Investment Partners Ltd., L+300, 1.0% LIBOR Floor, 3/5/20(2)	Diversified Financials	$7,000	$7,047	$47
Moneygram International, Inc., L+325, 1.0% LIBOR Floor, 3/31/20(2)	Diversified Financials	4,752	4,793	41
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(2)	Capital Goods	3,726	3,749	23
NEP Broadcasting, Inc., L+350, 1.3% LIBOR Floor, 1/18/20	Software & Services	2,508	2,533	25
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/8/17	Capital Goods	4,388	4,475	87
OSI Restaurant Partners, LLC, L+350, 1.3% LIBOR Floor, 10/28/19	Consumer Services	3,387	3,465	78
Par Pharmaceutical Companies, Inc., L+325, 1.0% LIBOR Floor, 9/28/19	Pharmaceuticals, Biotechnology & Life Sciences	4,631	4,720	89
Party City Holdings, Inc., L+325, 1.0% LIBOR Floor, 7/27/19	Consumer Durables & Apparel	3,047	3,098	51
Plains Exploration & Production Co., L+300, 1.0% LIBOR Floor, 11/30/19(2)	Energy	6,633	6,673	40
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17	Software & Services	4,965	5,000	35
RadNet, Inc, L+425, 1.3% LIBOR Floor, 10/10/18	Health Care Equipment & Services	4,123	4,215	92
Realogy Inc., L+350, 1.0% LIBOR Floor, 3/1/20(2)	Real Estate	5,121	5,239	118
Sabre Inc., L+400, 1.3% LIBOR Floor, 2/15/19	Consumer Services	6,822	6,938	116
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18	Energy	3,649	3,718	69
Sequa Corp., L+400, 1.3% LIBOR Floor, 5/28/17	Capital Goods	5,715	5,834	119
Serta Simmons Holdings, LLC, L+375, 1.3% LIBOR Floor, 9/18/19	Consumer Durables & Apparel	6,699	6,855	156
SESAC Holdings Inc., L+475, 1.3% LIBOR Floor, 2/7/19	Media	2,440	2,483	43
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 10/1/19	Energy	5,276	5,372	96
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18	Food & Staples Retailing	1,984	2,001	17
Star West Generation LLC, L+400, 1.0% LIBOR Floor, 3/13/20	Energy	6,835	6,950	115
SunGard Data Systems, Inc., L+375, 1.0% LIBOR Floor, 3/7/20	Software & Services	2,565	2,595	30
SuperValu Inc., L+500, 1.3% LIBOR Floor, 2/28/19(2)	Food & Staples Retailing	11,880	12,196	316
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18	Energy	6,500	6,685	185
Tervita Corp., L+500, 1.3% LIBOR Floor, 5/15/18(2)	Commercial & Professional Services	2,357	2,409	52
The Pantry, Inc., L+450, 1.3% LIBOR Floor, 7/25/19(2)	Food & Staples Retailing	1,009	1,028	19
TI Group Automotive Systems, LLC, L+425, 1.3% LIBOR Floor, 3/27/19	Automobiles & Components	3,427	3,487	60
TNS, Inc., L+400, 1.0% LIBOR Floor, 2/15/20	Telecommunication Services	6,981	7,034	53
Total Safety U.S., Inc., L+450, 1.3% LIBOR Floor, 3/12/20	Energy	2,225	2,251	26
Toys “R” Us-Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16	Consumer Durables & Apparel	4,223	4,137	(86)
U.S. Coatings Acquisition Inc., L+350, 1.3% LIBOR Floor, 1/23/20	Capital Goods	6,646	6,800	154
United Airlines, L+300, 1.0% LIBOR Floor, 4/3/19(2)	Transportation	1,792	1,808	16
USI Holdings Corp., L+400, 1.3% LIBOR Floor, 12/14/19	Insurance	3,722	3,778	56
Wall Street Systems Holdings, Inc., L+450, 1.3% LIBOR Floor, 10/25/19	Software & Services	7,018	7,205	187
Wesco Distribution Inc., L+350, 1.0% LIBOR Floor, 12/4/19(2)	Capital Goods	2,822	2,881	59
West Corp., L+325, 1.0% LIBOR Floor, 6/29/18	Software & Services	3,588	3,673	85
Wide OpenWest Finance, LLC, L+375, 1.0% LIBOR Floor, 3/26/19	Media	3,356	3,385	29
Yankee Cable Acquisition, LLC, L+400, 1.3% LIBOR Floor, 3/1/20	Media	9,303	9,485	182
Zuffa LLC, L+350, 1.0% LIBOR Floor, 2/28/20	Media	7,187	7,314	127

Total		$394,609	$401,695	7,086

	Total TRS Accrued Income and Liabilities:			2,526

	Total TRS Fair Value:			$9,612

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Underlying Loan(1)	Industry	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
National Mentor Holdings, Inc., L+525, 1.3% LIBOR Floor, 2/9/17	Health Care Equipment & Services	$7,980	$7,950	$(30)
National Vision, Inc., L+575, 1.3% LIBOR Floor, 8/2/18	Health Care Equipment & Services	2,346	2,406	60
Navistar, Inc., L+550, 1.5% LIBOR Floor, 8/17/17(2)	Capital Goods	3,735	3,732	(3)
NCI Building Systems, Inc., L+675, 1.3% LIBOR Floor, 5/2/18(2)	Capital Goods	2,667	2,717	50
Nexeo Solutions, LLC, L+350, 1.5% LIBOR Floor, 9/7/17	Capital Goods	4,399	4,402	3
NSH Merger Sub, Inc., L+650, 1.8% LIBOR Floor, 2/2/17	Health Care Equipment & Services	1,970	1,940	(30)
Nuveen Investments, Inc., L+550, 5/13/17	Diversified Financials	5,767	5,817	50
OSI Restaurant Partners, LLC, L+350, 1.3% LIBOR Floor, 10/28/19(2)	Consumer Services	3,474	3,541	67
Par Pharmaceutical Companies, Inc., L+375, 1.3% LIBOR Floor, 9/18/19(2)	Pharmaceuticals, Biotechnology & Life Sciences	4,642	4,680	38
Party City Holdings Inc., L+450, 1.3% LIBOR Floor, 7/27/19	Consumer Durables & Apparel	3,054	3,116	62
Pinnacle Operating Corp., L+550, 1.3% LIBOR Floor, 11/15/18	Materials	6,708	6,760	52
Plains Exploration & Production Co., L+300, 1.0% LIBOR Floor, 11/30/19(2)	Energy	6,633	6,688	55
PRA International Inc., L+525, 1.3% LIBOR Floor, 12/10/18	Pharmaceuticals, Biotechnology & Life Sciences	5,775	5,819	44
Presidio, Inc., L+450, 1.3% LIBOR Floor, 3/31/17	Software & Services	4,978	4,988	10
PRV Aerospace, LLC, L+525, 1.3% LIBOR Floor, 5/9/18	Capital Goods	3,066	3,060	(6)
RadNet, Inc, L+425, 1.3% LIBOR Floor, 10/10/18	Health Care Equipment & Services	4,134	4,177	43
RCN Telecom Services, LLC, L+400, 1.3% LIBOR Floor, 8/26/16	Telecommunication Services	827	840	13
Sabre Inc., L+575, 9/30/17	Consumer Services	1,470	1,496	26
Sabre Inc., L+600, 1.3% LIBOR Floor, 12/29/17	Consumer Services	5,369	5,444	75
Sagittarius Restaurants LLC, L+550, 2.0% LIBOR Floor, 5/18/15	Consumer Services	1,360	1,347	(13)
Samson Investment Co., L+475, 1.3% LIBOR Floor, 9/25/18	Energy	3,649	3,709	60
Sequa Corp., L+400, 1.3% LIBOR Floor, 5/28/17	Capital Goods	5,729	5,789	60
Serta Simmons Holdings, LLC, L+375, 1.3% LIBOR Floor, 9/18/19	Consumer Durables & Apparel	6,699	6,773	74
Sheridan Holdings, Inc., L+475, 1.3% LIBOR Floor, 6/29/18	Health Care Equipment & Services	426	428	2
Sheridan Production Co., LLC, L+375, 1.3% LIBOR Floor, 10/1/19	Energy	5,290	5,383	93
Smile Brands Group Inc., L+525, 1.8% LIBOR Floor, 12/21/17	Health Care Equipment & Services	4,829	4,679	(150)
Sorenson Communication, Inc., L+400, 2.0% LIBOR Floor, 8/16/13	Telecommunication Services	6,236	6,226	(10)
Sports Authority, Inc., L+600, 1.5% LIBOR Floor, 11/16/17	Consumer Durables & Apparel	8,303	8,348	45
Sprouts Farmers Markets Holdings, LLC, L+475, 1.3% LIBOR Floor, 4/18/18	Food & Staples Retailing	1,989	2,012	23
SRA International, Inc., L+525, 1.3% LIBOR Floor, 7/20/18	Software & Services	2,748	2,653	(95)
Surgery Center Holdings, Inc., L+500, 1.5% LIBOR Floor, 2/6/17	Health Care Equipment & Services	2,478	2,460	(18)
Tallgrass Operations, LLC, L+400, 1.3% LIBOR Floor, 11/13/18	Energy	6,516	6,634	118
Technicolor SA, L+500, 2.0% LIBOR Floor, 5/26/16(2)	Technology Hardware & Equipment	467	464	(3)
Technicolor SA, L+600, 2.0% LIBOR Floor, 5/26/17(2)	Technology Hardware & Equipment	1,249	1,242	(7)
The Pantry, Inc., L+450, 1.3% LIBOR Floor, 7/25/19(2)	Retailing	1,012	1,035	23
Total Safety U.S., Inc., L+625, 1.3% LIBOR Floor, 10/31/17	Energy	2,498	2,504	6
Toys “R” Us – Delaware, Inc., L+450, 1.5% LIBOR Floor, 9/1/16	Consumer Durables & Apparel	4,234	4,089	(145)
TravelCLICK, Inc., L+500, 1.5% LIBOR Floor, 3/16/16	Consumer Services	1,968	1,974	6
USI Holdings Corp., L+400, 1.3% LIBOR Floor, 12/14/19	Insurance	3,731	3,738	7
Wall Street Systems Delaware, Inc., L+450, 1.3% LIBOR Floor, 10/25/19	Software & Services	7,036	7,134	98
Wesco Distribution Inc., L+350, 1.0% LIBOR Floor, 12/4/19(2)	Capital Goods	2,829	2,868	39
West Corp., L+450, 1.3% LIBOR Floor, 6/29/18	Software & Services	3,621	3,700	79
Wide OpenWest Finance, LLC, L+500, 1.3% LIBOR Floor, 7/17/18	Media	1,591	1,675	84

Total		$383,742	$386,545	2,803

	Total TRS Accrued Income and Liabilities:			2,838

	Total TRS Fair Value:			$5,641

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Financing

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Lehigh River and Cobbs Creek, the Company entered into an amendment, or the April 2013 amendment, to its conventional debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on October 26, 2012 and first amended on February 6, 2013. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Lehigh River when the financing arrangement, as amended, is fully-ramped was increased from approximately $640,000 to $1,174,000.

The loans held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or, together with the notes issued prior to April 23, 2013, the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture, dated as of February 6, 2013 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time was increased from $360,000 to $660,000 and the stated maturity date of the Class A Notes was changed from February 20, 2024 to May 20, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Cobbs Creek entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $360,000 to $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility was increased from $300,000 to $550,000.

Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Cobbs Creek when the financing arrangement, as amended, is fully-ramped was increased from $180,000 to $330,000. The loans held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM Facility.

As of March 31, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $180,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $150,000 and $117,500, respectively. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of March 31, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $150,000 and $117,500, plus $1,392 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of March 31, 2013 and December 31, 2012, the fair value of loans held by Lehigh River was $453,844 and $270,119, respectively, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of March 31, 2013 and December 31, 2012, the fair value of loans held by Cobbs Creek was $150,386 and $88,351, respectively.

As of March 31, 2013, the Company had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of March 31, 2013, $142 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of March 31, 2013. Interest is payable quarterly in arrears commencing in May 2013. The Company recorded interest expense of $1,128 for the three months ended March 31, 2013, of which $10 related to the amortization of deferred financing costs. The Company paid no interest expense during the three months ended March 31, 2013. The average borrowings under the JPM Facility for the three months ended March 31, 2013 were $136,209, with a weighted average interest rate of 3.25%.

Cooper River Credit Facility

On March 27, 2013, Cooper River entered into a revolving credit facility, or the credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

The Company may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the credit facility, and will retain a residual interest in any assets contributed through its ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the credit facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of the Company’s investment in Cooper River.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the credit facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning June 24, 2013, Cooper River will be required to pay a non-usage fee to the extent the aggregate principal amount available under the credit facility has not been borrowed. Outstanding borrowings under the credit facility will be amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

In connection with the closing of the credit facility, the Company contributed approximately $52,472 in cash to Cooper River. Cooper River used approximately $14,194 of borrowings under the credit facility, together with cash contributed by the Company, to fund its acquisition of approximately $65,108 in debt securities held by an affiliate of Citibank and to pay certain fees and expenses in connection with the establishment of the credit facility.

As of March 31, 2013, $14,194 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of March 31, 2013, $1,550 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the credit facility was 2.08% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. The Company recorded interest expense of $11 for the three months ended March 31, 2013, of which $7 related to the amortization of deferred financing costs. The Company paid no interest expense for the three months ended March 31, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to March 31, 2013 were $14,194, with a weighted average interest rate of 2.08%.

Under the credit facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) GSO / Blackstone Debt Funds Management LLC, or GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank), no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the credit facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three Months Ended March 31, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.16	$9.00

Results of operations(1)
Net investment income (loss)	0.04	0.12
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.33	0.73

Net increase (decrease) in net assets resulting from operations	0.37	0.85

Stockholder distributions(2)
Distributions from net investment income	(0.17)	(0.28)
Distributions from net realized gain on investments	(0.02)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.39)

Capital share transactions(3)
Issuance of common stock	0.02	0.07
Offering costs(1)	(0.02)	(0.28)
Reimbursement to investment adviser	—	(0.33)
Capital contributions of investment adviser	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.30)

Net asset value, end of period	$9.34	$9.16

Shares outstanding, end of period	95,049,887	57,612,806

Total return(4)	4.04%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$887,715	$527,727

Ratio of net investment income to average net assets(5)	0.47%	1.29%

Ratio of accrued incentive fees to average net assets(5)	0.55%	1.63%

Ratio of interest expense to average net assets(5)	0.16%	0.13%

Ratio of operating expenses to average net assets(5)	1.65%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(5)	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(5)	0.29%	—

Ratio of total operating expenses to average net assets(5)	1.94%	3.06%

Portfolio turnover(6)	12.47%	111.30%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period. Offering costs, reimbursement to investment adviser and capital contributions of investment adviser were calculated as a percentage of weighted average shares outstanding during the periods in which those amounts were incurred by the Company.

(4)	The total return for the three months ended March 31, 2013 was calculated by taking the net asset value per share as of March 31, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(5)	Weighted average net assets during the three months ended March 31, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012 are used for this calculation. Ratios are not annualized.

(6)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Event Driven: We intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

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

Collateralized Securities: Collateralized loan obligations, or CLOs, are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities. Our relationship with GSO Capital Partners LP, one of the largest CLO managers in the world, allows us to invest in these securities with confidence and to capitalize on opportunities in the secondary CLO market.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest are often rated by a nationally recognized statistical ratings organization and generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Corporation). However, we also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

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

Expenses

Our primary operating expenses include the payment of advisory fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. Our investment advisory fees compensate FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions” for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2012.

Portfolio Investment Activity for the Three Months Ended March 31, 2013 and for the Year Ended December 31, 2012

During the three months ended March 31, 2013, we made investments in portfolio companies totaling $627,076. During the same period, we sold investments for proceeds of $47,256 and received principal repayments of $44,323. As of March 31, 2013, our investment portfolio, with a total fair value of $1,038,886, consisted of interests in 136 portfolio companies (47% in first lien senior secured loans, 26% in second lien senior secured loans, 8% in senior secured bonds, 13% in subordinated debt, 5% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $289.2 million. As of March 31, 2013, the investments in our portfolio were purchased at a weighted average price of 97.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 74.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of March 31, 2013. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular semi-monthly cash distribution rate of $0.031266 per share as of March 31, 2013 and our public offering price of $10.40 per share as of such date, the annualized distribution rate to stockholders as of March 31, 2013 was 7.22%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

During the period from June 18, 2012 through December 31, 2012, we made investments in portfolio companies totaling $681,503. During the same period, we sold investments for proceeds of $182,908 and received principal repayments of $21,340. As of December 31, 2012, our investment portfolio, with a total fair value of $488,642, consisted of interests in 88 portfolio companies (33% in first lien senior secured loans, 30% in second lien senior secured loans, 10% in senior secured bonds, 22% in subordinated debt, 4% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $303.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.9% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 78.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.3% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular semi-monthly cash distribution rate of $0.030813 per share as of December 31, 2012 and our public offering price of $10.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2012 was 7.25%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$475,388	$482,755	47%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	264,649	271,873	26%	147,080	149,497	30%
Senior Secured Bonds	82,853	86,664	8%	47,539	48,608	10%
Subordinated Debt	131,989	134,057	13%	106,713	107,407	22%
Collateralized Securities	55,495	56,037	5%	17,495	18,308	4%
Equity/Other	8,000	7,500	1%	5,000	4,998	1%

	$1,018,374	$1,038,886	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2013 and December 31, 2012 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q. The investments underlying the TRS had a notional amount and market value of $394,609 and $401,695, respectively, as of March 31, 2013 and $383,742 and $386,545, respectively, as of December 31, 2012.

	March 31, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$862,830	$877,196	61%	$536,872	$542,660	62%
Senior Secured Loans—Second Lien	271,816	279,127	19%	150,729	153,206	17%
Senior Secured Bonds	82,853	86,664	6%	47,539	48,608	6%
Subordinated Debt	131,989	134,057	9%	106,713	107,407	12%
Collateralized Securities	55,495	56,037	4%	17,495	18,308	2%
Equity/Other	8,000	7,500	1%	5,000	4,998	1%

	$1,412,983	$1,440,581	100%	$864,348	$875,187	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2013 and December 31, 2012, we had one such investment with an unfunded commitment of $10,204. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2013 and December 31, 2012:

	March 31, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$3,031	0%	$—	—
Capital Goods	111,766	11%	84,807	17%
Commercial & Professional Services	73,391	7%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	37,423	4%	18,248	4%
Consumer Services	41,699	4%	22,982	5%
Diversified Financials	75,032	7%	34,130	7%
Energy	97,923	9%	90,673	19%
Food & Staples Retailing	12,849	1%	16,304	3%
Food, Beverage & Tobacco	3,994	0%	—	—
Health Care Equipment & Services	114,848	11%	50,433	10%
Household & Personal Products	5,082	1%	—	—
Insurance	87,414	8%	4,020	1%
Materials	32,319	3%	7,720	2%
Media	19,370	2%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	63,320	6%	16,805	3%
Real Estate	5,262	1%	5,108	1%
Retailing	2,367	0%	—	—
Semiconductors & Semiconductor Equipment	1,246	0%	1,227	0%
Software & Services	69,018	7%	30,387	6%
Technology Hardware & Equipment	51,021	5%	20,361	4%
Telecommunication Services	109,515	11%	23,240	5%
Transportation	8,898	1%	8,754	2%
Utilities	12,098	1%	10,872	2%

Total	$1,038,886	100%	$488,642	100%

As of March 31, 2013 and December 31, 2012, approximately 48% and 47%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$143,264	14%	$30,763	6%
Anchor Order	230,101	22%	126,574	26%
Event Driven	40,887	4%	26,633	5%
Opportunistic	28,797	3%	26,644	6%
Collateralized Securities	56,037	5%	18,308	4%
Broadly Syndicated/Other	539,800	52%	259,720	53%

Total	$1,038,886	100%	$488,642	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	969,322	93%	442,090	90%
3	54,220	5%	29,340	6%
4	15,344	2%	17,212	4%
5	—	—	—	—

	$1,038,886	100%	$488,642	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2012 periods have been included. During the three months ended March 31, 2012, we incurred organization costs of $193 and offering costs of $407, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Results of Operations for the Three Months Ended March 31, 2013

Revenues

We generated investment income of $16,973 for the three months ended March 31, 2013 in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $15,550 of cash income earned as well as $1,423 in non-cash portions relating to accretion of discount for the three months ended March 31, 2013. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $11,596 for the three months ended March 31, 2013. Our operating expenses include base management fees attributed to FSIC II Advisor of $4,985 and administrative services expenses attributed to FSIC II Advisor of $461 for the three months ended March 31, 2013.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2013, we accrued capital gains incentive fees of $3,859 based on the performance of our portfolio, of which $3,680 was based on unrealized gains and $179 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $1,144 for the three months ended March 31, 2013 relating to the JPM Facility and our revolving credit facility and the amortization of deferred financing costs incurred in connection with the establishment of those facilities and our TRS. For the three months ended March 31, 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $89 and fees and expenses incurred with our stock transfer agent totaled $435.

Our other general and administrative expenses totaled $623 for the three months ended March 31, 2013 and consisted of the following:

Three Months Ended March 31, 2013
Expenses associated with our independent audit and related fees	$78
Compensation of our chief compliance officer	11
Legal fees	200
Printing fees	107
Directors’ fees	146
Other	81

Total	$623

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended March 31, 2013, the ratio of our operating expenses to our average net assets was 1.65% and the ratio of our total operating expenses to our average net assets, which includes $2,041 of expense recoupments payable to Franklin Square Holdings, was 1.94%. During the three months ended March 31, 2013, our ratio of total operating expenses to average net assets included $1,144 related to interest expense and $3,859 related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 1.23% for the three months ended March 31, 2013. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

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

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three month period ending March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we have offset against the reimbursements due on our consolidated balance sheets. As of March 31, 2013, we had a net expense recoupment payable to sponsor of $847. As of March 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $3,336 for the three months ended March 31, 2013.

Net Realized Gains or Losses

We sold investments and received principal repayments of $91,579 during the three months ended March 31, 2013, from which we realized a net gain of $848. During the three months ended March 31, 2013, we earned $7,263 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net loss of $59 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $12,476; the net change in unrealized appreciation (depreciation) on our TRS was $3,971; and the net change in unrealized gain (loss) on foreign currency was $120. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended March 31, 2013 was primarily driven by continued tightening of credit spreads as demand for senior loans and subordinated debt increased during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2013, the net increase (decrease) in net assets resulting from operations was $27,955 ($0.37 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2013, we had $115,547 in cash, which we held in a custodial account, and $94,027 in cash held as collateral by Citibank under the terms of the TRS. In addition, we had $335,806 in borrowings available under our debt facilities and $30,391 available under the TRS as of March 31, 2013. Below is a summary of our outstanding financing facilities as of March 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
Del River Total Return Swap	TRS	L + 1.25%	$394,609	$30,391	N/A(1)
JPM Facility(2)	Repurchase	3.25%	$150,000	$150,000	February 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$14,194	$185,806	March 27, 2016

(1)	The TRS may be terminated by either party, in whole or in part, upon prior written notice to the other party.

(2)	On April 23, 2013, we amended the facility to increase the amount of debt financing available under the arrangement from $300,000 to $550,000 and to extend the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017.

During the three months ended March 31, 2013, we sold 37,437,081 shares of our common stock for gross proceeds of $383,323 at an average price per share of $10.24. The gross proceeds received during the three months ended March 31, 2013 include reinvested stockholder distributions of $6,240 for which we issued 671,780 shares of common stock. During the three months ended March 31, 2013, we also incurred offering costs of $1,200 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $35,299 for the three months ended March 31, 2013. These sales commissions and fees include $6,817 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through May 14, 2013, we have sold 114,756,645 shares of common stock for gross proceeds of $1,164,462. As of May 14, 2013, we had raised total gross proceeds of $1,183,057, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012. As of May 14, 2013, we have sold an aggregate of 2,494,844 shares of common stock for aggregate gross proceeds of $22,558 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On April 1, 2013, we repurchased 76,086 shares (representing 100% of shares of common stock tendered for repurchase) at $9.36 per share for aggregate consideration totaling $712.

Total Return Swap

On July 2, 2012, Del River entered into a TRS for a portfolio of senior secured floating rate loans with Citibank. Del River and Citibank have entered into a series of amendments to the TRS to increase the maximum aggregate market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans subject to the TRS. The most recent amendment to the TRS, entered into on December 13, 2012, increased this amount to $425,000.

Under the TRS, Del River receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Del River pays to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the loans subject to the TRS. In addition, upon the termination or repayment of any loan subject to the TRS, Del River will either receive from Citibank the appreciation in the value of such loan or pay to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after July 2, 2013, the first anniversary of the effectiveness of the TRS. Del River may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank. Any termination prior to the first anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank based on the maximum notional amount of the TRS. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Del River to Citibank for the period from the termination date through and including July 2, 2013. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the aggregate notional amount of the TRS ($425,000 as of March 31, 2013), multiplied by (z) 1.25% per annum. If the TRS had been terminated as of March 31, 2013, Del River would have been required to pay an early termination fee of approximately $1,041. Other than during the first 90 days and last 30 days of the term of the TRS, Del River is required to pay a minimum usage fee in connection with the TRS.

The value of the TRS is based primarily on the valuation of the underlying portfolio of loans subject to the TRS. Pursuant to the terms of the TRS, on each business day, Citibank values each underlying loan in good faith on a mark-to-market basis by determining how much Citibank would receive on such date if it sold the loan in the open market. Citibank reports the mark-to-market values of the underlying loans to Del River. As of March 31, 2013 and December 31, 2012, the fair value of the TRS was $9,612 and $5,641, respectively. The fair value of the TRS is reflected as unrealized appreciation (depreciation) on total return swap on our consolidated balance sheets. The change in value of the TRS is reflected in our consolidated statements of operations as net change in unrealized appreciation (depreciation) on total return swap. As of March 31, 2013, Del River had selected 92 underlying loans with a total notional amount of $394,609 and posted $94,027 in cash collateral held by Citibank, which is reflected in due from counterparty on our consolidated balance sheets. As of December 31, 2012, Del River had selected 97 underlying loans with a total notional amount of $383,742 and posted $97,441 in cash collateral held by Citibank, which is reflected in due from counterparty on our consolidated balance sheets.

We incurred costs of $20 in connection with obtaining the TRS, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the TRS. As of March 31, 2013, $5 of such deferred financing costs have yet to be amortized to interest expense.

For purposes of the asset coverage ratio test applicable to us as a BDC, we treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Del River under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

Further, for purposes of Section 55(a) under the 1940 Act, we treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the Staff.

JPM Financing

On April 23, 2013, through our two wholly-owned, special purpose financing subsidiaries, Lehigh River and Cobbs Creek, we entered into the April 2013 amendment to our conventional debt financing arrangement with JPM, which we originally entered into on October 26, 2012 and first amended on February 6, 2013. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Lehigh River when the financing arrangement, as amended, is fully-ramped was increased from approximately $640,000 to $1,174,000.

The loans held by Lehigh River secure the obligations of Lehigh River under the Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time was increased from $360,000 to $660,000 and the stated maturity date of the Class A Notes was changed from February 20, 2024 to May 20, 2024. All principal and interest on the Class A Notes will be due and payable on the stated maturity date. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

In connection with the increase in the amount available under the debt financing arrangement, Cobbs Creek entered into an amendment to the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility was increased from $360,000 to $660,000 in connection with the April 2013 amendment. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility was increased from $300,000 to $550,000.

Under the JPM Facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of the Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM Facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM Facility applied to the amount of such reduction.

In connection with the increase in the amount available under the debt financing arrangement, the aggregate market value of loans expected to be held by Cobbs Creek when the financing arrangement, as amended, is fully-ramped was increased from $180,000 to $330,000. The loans held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM Facility.

As of March 31, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $180,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $150,000 and $117,500, respectively. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of March 31, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $150,000 and $117,500, plus $1,392 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of March 31, 2013 and December 31, 2012, the fair value of loans held by Lehigh River was $453,844 and $270,119, respectively, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of March 31, 2013 and December 31, 2012, the fair value of loans held by Cobbs Creek was $150,386 and $88,351, respectively.

As of March 31, 2013, we had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of March 31, 2013, $142 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of March 31, 2013. Interest is payable quarterly in arrears commencing in May 2013. We recorded interest expense of $1,128 for the three months ended March 31, 2013, of which $10 related to the amortization of deferred financing costs. We paid no interest expense during the three months ended March 31, 2013. The average borrowings under the JPM Facility for the three months ended March 31, 2013 were $136,209, with a weighted average interest rate of 3.25%.

Cooper River Credit Facility

On March 27, 2013, Cooper River entered into the credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

We may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the credit facility, and will retain a residual interest in any assets contributed through our ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the credit facility are non-recourse to us and our exposure under the facility is limited to the value of our investment in Cooper River.

Borrowings under the credit facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the facility and three-month LIBOR 2.00% per annum thereafter. Borrowings under the credit facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning June 24, 2013, Cooper River will be required to pay a non-usage fee to the extent the aggregate principal amount available under the credit facility has not been borrowed. Outstanding borrowings under the credit facility will be amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

In connection with the closing of the credit facility, we contributed approximately $52,472 in cash to Cooper River. Cooper River used approximately $14,194 of borrowings under the credit facility, together with cash contributed by us, to fund its acquisition of approximately $65,108 in debt securities held by an affiliate of Citibank and to pay certain fees and expenses in connection with the establishment of the credit facility.

As of March 31, 2013, $14,194 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,557 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of March 31, 2013, $1,550 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the credit facility was 2.08% per annum as of March 31, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. We recorded interest expense of $11 for the three months ended March 31, 2013, of which $7 related to the amortization of deferred financing costs. We paid no interest expense for the three months ended March 31, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to March 31, 2013 were $14,194, with a weighted average interest rate of 2.08%.

In connection with the credit facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or us; (c) the failure of Cooper River to be beneficially owned and controlled by us; (d) our resignation or removal as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the credit facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of May 14, 2013, we have sold an aggregate of 2,494,844 shares of common stock for aggregate gross proceeds of $22,558 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2013 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791

On April 9, 2013, our board of directors declared a regular semi-monthly cash distribution of $0.031266 per share payable to stockholders of record on April 15, 2013 and a regular semi-monthly cash distribution of $0.031416 per share payable to stockholders of record on April 29, 2013, both of which were paid on April 30, 2013. On May 1, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which will be paid on May 31, 2013 to stockholders of record on May 15, 2013 and May 30, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the three months ended March 31, 2013, even if Franklin Square Holdings had not reimbursed certain of our expenses, none of the distributions paid during such period would have been funded from offering proceeds or borrowings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
Source of Distribution	Distribution Amount	Percentage
Offering proceeds	$—	—
Borrowings	—	—
Net investment income(1)	13,016	88%
Capital gains proceeds from the sale of assets	1,775	12%
Non-capital gains proceeds from the sale of assets	—	—
Distributions on account of preferred and common equity	—	—
Expense reimbursement from sponsor	—	—

Total	$14,791	100%

(1)	During the three months ended March 31, 2013, 92% of our gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2013.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Our investments as of March 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. Three senior secured loan investments and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One collateralized security, which was newly-issued and purchased near March 31, 2013, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citibank. Citibank bases its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our valuation committee and board of directors review and approve the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional information on the TRS, see “—Financial Condition, Liquidity and Capital Resources—Total Return Swap.”

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using independent third-party pricing services, which provided prevailing bid and ask prices from dealers on the date of the relevant period end that were screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement, as described above.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon prepayment of a loan or security, any unamortized loan origination fees and original issuance discount are recorded as fee income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

In addition, we have historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in “—Financial Condition, Liquidity and Capital Resources—Total Return Swap”), as realized capital gains and have included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff has recently informed us that it is their interpretation of the applicable language in the Advisers Act that we should “look through” the TRS in calculating our capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor has voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by us as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As a result of the foregoing, as of March 31, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP do not exceed the fees which would have been payable in accordance with the “look through” methodology.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2013, we incurred $4,985 in base management fees and $461 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. During the three months ended March 31, 2013, we accrued capital gains incentive fees of $3,859 based on the performance of our portfolio, of which $3,680 was based on unrealized gains and $179 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceed those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. As a result of the foregoing, we have accrued capital gains incentive fees as of March 31, 2013 of $6,966, of which $6,750 was based on unrealized gains and $216 was based on realized gains calculated in accordance with the “look through” methodology ($37 of which is currently payable to FSIC II Advisor). We paid FSIC II Advisor $0 in capital gains incentive fees during the three months ended March 31, 2013.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM Facility between Cobbs Creek and JPM and the revolving credit facility between Cooper River and Citibank at March 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$150,000	$150,000	—	—	—
Borrowings of Cooper River(2)	$14,194	—	$14,194	—	—

(1)	At March 31, 2013, $150,000 remained unused under the JPM Facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of March 31, 2013, the final repurchase transaction was scheduled to occur no later than February 20, 2017. On April 23, 2013, we amended the JPM Facility to increase the amount of debt financing available under the arrangement from $300,000 to $550,000 and to extend the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017.

(2)	At March 31, 2013, $185,806 remained unused under the credit facility. All amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Dealer Manager and Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of our operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, we satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of March 31, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2013:

Related Party	Source Agreement	Description	Three Months Ended March 31, 2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$4,985
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$3,859
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$461
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$6,817

(1)	During the three months ended March 31, 2013, no base management fees were paid to FSIC II Advisor. Of the $7,452 in base management fees accrued and payable as of March 31, 2013, $2,467 related to fees payable as of December 31, 2012.

(2)	During the three months ended March 31, 2013, we accrued capital gains incentive fees of $3,859 based on the performance of our portfolio, of which $3,680 was based on unrealized gains and $179 was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceed those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. As a result of the foregoing, we have accrued capital gains incentive fees as of March 31, 2013 of $6,966, of which $6,750 was based on unrealized gains and $216 was based on realized gains calculated in accordance with the “look through” methodology ($37 of which is currently payable to FSIC II Advisor). We paid FSIC II Advisor $0 in capital gains incentive fees during the three months ended March 31, 2013.

(3)	During the three months ended March 31, 2013, $390 of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $176 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2013.

(4)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of May 14, 2013, we have sold an aggregate of 2,494,844 shares of common stock for aggregate gross proceeds of $22,558 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of the same personnel as the senior management teams of FB Income Advisor, LLC and FS Investment Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FS Investment Corporation and FS Energy and Power Fund, respectively. As a result, such personnel provide investment advisory services to each of us, FS Investment Corporation and FS Energy and Power Fund. While none of FSIC II Advisor, FB Income Advisor, LLC or FS Investment Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation or FS Energy and Power Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation and/or FS Energy and Power Fund rather than to us.

Expense Reimbursement Agreement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Results of Operations—Results of Operations for the Three Months Ended March 31, 2013—Expense Reimbursement Agreement” for a detailed description of the expense reimbursement agreement.

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three month period ending March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we have offset against the reimbursements due on our consolidated balance sheets. As of March 31, 2013, we had a net expense recoupment payable to sponsor of $847. As of March 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Recent Developments

During the period from April 1, 2013 to May 14, 2013, we sold 21,748,036 shares of common stock for gross proceeds of $225,179 at an average price per share of $10.35.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 73.0% of our portfolio investments (based on fair value) paid variable interest rates, 0.8% were non-income producing investments and the remainder (26.2%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $200 million credit facility which Cooper River maintains with Citibank, Cooper River borrows at a floating rate based on LIBOR. Under the terms of the TRS between Del River and Citibank, Del River pays fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a pool of loans having a maximum notional amount of $425 million. Under the terms of the JPM Facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or swap agreements in effect, our interest rate expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$1,030	$(284)	$1,314	1.2%
Current LIBOR	—	—	—	—
Up 100 basis points	(2,500)	947	(3,447)	(3.3)%
Up 300 basis points	11,756	2,842	8,914	8.5%
Up 500 basis points	26,392	4,736	21,656	20.5%

(1)	Includes the net effect of the change in interest rates on the unrealized appreciation (depreciation) on the TRS. Pursuant to the TRS, Del River receives from Citibank all interest payable in respect of the loans included in the TRS and pays to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the loans subject to the TRS. As of March 31, 2013, all of the loans underlying the TRS paid variable interest rates. Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s prospectus supplement on Form 497 (File No. 333-175654) filed on May 14, 2013.)

4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed November 14, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.5	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.7	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.8	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.9	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.10	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.13	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.14	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.17	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.18	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.26	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.27	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.30	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.31	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.32	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Investment Management Agreement, dated as of March 27, 2013, by and between FS Investment Corporation II and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2013.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)