Form 10-Q
period 2013-06-30
FS Investment Corp II
filed 2013-08-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 163,595,673 shares of common stock outstanding as of August 13, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$1,390,161 and $480,606, respectively)	$1,396,939	$488,642
Cash	321,084	107,157
Due from counterparty	—	97,441
Receivable for investments sold and repaid	11,498	3,538
Interest receivable	22,508	4,131
Receivable for common stock purchased	85	482
Deferred financing costs	1,554	162
Reimbursement due from sponsor(1)	—	1,635
Receivable due on total return swap(2)	—	396
Unrealized appreciation on total return swap(2)	—	5,641
Prepaid expenses and other assets	51	100

Total assets	$1,753,719	$709,325

Liabilities
Payable for investments purchased	$157,310	$53,636
Repurchase agreement payable(3)	194,000	117,500
Credit facility payable(4)	100,194	—
Stockholder distributions payable	8,470	3,344
Management fees payable	7,595	2,467
Accrued capital gains incentive fees(5)	4,090	3,548
Administrative services expense payable	568	181
Interest payable	981	274
Directors’ fees payable	177	—
Other accrued expenses and liabilities	805	648

Total liabilities	474,190	181,598

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 138,202,241 and 57,612,806 shares issued and outstanding, respectively	138	58
Capital in excess of par value	1,269,647	517,604
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(6)	10,423	—
Accumulated distributions in excess of net investment income(6)	(7,477)	(3,482)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	6,798	13,547

Total stockholders’ equity	1,279,529	527,727

Total liabilities and stockholders’ equity	$1,753,719	$709,325

Net asset value per share of common stock at period end	$9.26	$9.16

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 8 for a discussion of the Company’s credit facility.

(5)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income
Interest income	$26,896	$18	$42,276	$18
Fee income	1,330	—	2,923	—

Total investment income	28,226	18	45,199	18

Operating expenses
Management fees	7,595	22	12,580	22
Capital gains incentive fees(1)	(2,839)	65	1,020	65
Administrative services expenses	644	20	1,105	20
Stock transfer agent fees	612	14	1,047	14
Accounting and administrative fees	131	1	220	1
Interest expense	1,967	—	3,111	—
Organization costs	—	12	—	205
Directors’ fees	157	—	303	—
Other general and administrative expenses	677	23	1,154	23

Total operating expenses	8,944	157	20,540	350
Less: Expense reimbursement from sponsor(2)	—	(135)	—	(135)
Add: Expense recoupment to sponsor(2)	—	—	2,041	—

Total expenses	8,944	22	22,581	215

Net investment income (loss)	19,282	(4)	22,618	(197)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	811	4	1,659	4
Net realized gain (loss) on total return swap(3)	12,426	—	19,689	—
Net realized gain (loss) on foreign currency	(41)	—	(100)	—
Net change in unrealized appreciation (depreciation) on investments	(13,734)	322	(1,258)	322
Net change in unrealized appreciation (depreciation) on total return swap(3)	(9,612)	—	(5,641)	—
Net change in unrealized gain (loss) on foreign currency	30	—	150	—

Total net realized and unrealized gain (loss) on investments	(10,120)	326	14,499	326

Net increase (decrease) in net assets resulting from operations	$9,162	$322	$37,117	$129

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$1.40	$0.39	$1.02

Weighted average shares outstanding	116,647,055	229,647	96,371,312	125,934

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during three and six months ended June 30, 2013 and 2012, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operations
Net investment income (loss)	$22,618	$(197)
Net realized gain (loss) on investments, total return swap and foreign currency(1)	21,248	4
Net change in unrealized appreciation (depreciation) on investments	(1,258)	322
Net change in unrealized appreciation (depreciation) on total return swap(1)	(5,641)	—
Net change in unrealized gain (loss) on foreign currency	150	—

Net increase (decrease) in net assets resulting from operations	37,117	129

Stockholder distributions(2)
Distributions from net investment income	(26,613)	(73)
Distributions from net realized gain on investments	(10,825)	(4)

Net decrease in net assets resulting from stockholder distributions	(37,438)	(77)

Capital share transactions
Issuance of common stock	739,199	22,627
Reinvestment of stockholder distributions	16,436	—
Repurchases of common stock	(712)	—
Offering costs	(2,800)	(1,207)
Reimbursement of investment adviser(3)	—	(346)
Capital contributions of investment adviser	—	1,412

Net increase in net assets resulting from capital share transactions	752,123	22,486

Total increase in net assets	751,802	22,538
Net assets at beginning of period	527,727	200

Net assets at end of period	$1,279,529	$22,738

Accumulated distributions in excess of net investment income(2)	$(7,477)	$(290)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$37,117	$129
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,100,342)	(32,438)
Paid-in-kind interest	(51)	—
Proceeds from sales and repayments of investments	195,909	442
Net realized (gain) loss on investments	(1,659)	(4)
Net change in unrealized (appreciation) depreciation on investments	1,258	(322)
Net change in unrealized (appreciation) depreciation on total return swap(1)	5,641	—
Accretion of discount	(3,412)	(2)
Amortization of deferred financing costs	165	—
(Increase) decrease in due from counterparty	97,441	—
(Increase) decrease in receivable for investments sold and repaid	(7,960)	(442)
(Increase) decrease in expense reimbursement due from sponsor(2)	1,635	(135)
(Increase) decrease in interest receivable	(18,377)	(57)
(Increase) decrease in receivable due on total return swap(1)	396	—
(Increase) decrease in prepaid expenses and other assets	49	—
Increase (decrease) in payable for investments purchased	103,674	30,516
Increase (decrease) in management fees payable	5,128	22
Increase (decrease) in accrued capital gains incentive fees	542	65
Increase (decrease) in administrative services expense payable	387	20
Increase (decrease) in interest payable	707	—
Increase (decrease) in directors’ fees payable	177	—
Increase (decrease) in other accrued expenses and liabilities	157	38

Net cash used in operating activities	(681,418)	(2,168)

Cash flows from financing activities
Issuance of common stock	739,596	22,627
Reinvestment of stockholder distributions	16,436	—
Repurchases of common stock	(712)	—
Offering costs	(2,800)	(1,207)
Capital contributions of investment adviser	—	1,412
Reimbursement of investment adviser(2)	—	(346)
Stockholder distributions	(32,312)	—
Borrowings under credit facility(3)	100,194	—
Borrowings under repurchase agreement(4)	76,500	—
Deferred financing costs paid	(1,557)	—

Net cash provided by financing activities	895,345	22,486

Total increase (decrease) in cash	213,927	20,318
Cash at beginning of period	107,157	200

Cash at end of period	$321,084	$20,518

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facility. During the six months ended June 30, 2013, the Company paid $0 in interest expense on the credit facility.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2013, the Company paid $2,239 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—43.8%
Air Medical Group Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	6/30/18	$4,450	$4,558	$4,525
Alcatel-Lucent USA Inc.	(h)	Technology Hardware & Equipment	L+525	1.0%	7/31/16	769	766	778
Alcatel-Lucent USA Inc.	(d)(f)(g)(h)	Technology Hardware & Equipment	L+625	1.0%	1/30/19	8,179	8,304	8,273
Alon USA Partners, L.P.	(d)(h)	Energy	L+800	1.3%	11/26/18	4,146	3,950	4,314
Alvogen Pharma US Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	8,333	8,251	8,292
Amaya Holdings Corp.	(f)(g)(h)	Consumer Services	L+775	1.3%	11/5/15	7,899	7,874	7,938
Apex Tool Group		Capital Goods	L+325	1.3%	1/31/20	5,326	5,301	5,337
Ascension Insurance, Inc.	(d)(e)	Insurance	L+825	1.3%	3/5/19	79,808	78,351	79,808
Attachmate Corp.	(f)	Software & Services	L+575	1.5%	11/22/17	2,775	2,811	2,784
Audio Visual Services Group, Inc.	(d)(f)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	10,160	10,163	10,261
Audio Visual Services Group, Inc.	(g)	Technology Hardware & Equipment	L+550	1.3%	11/9/17	7,500	7,500	7,488
Avaya Inc.	(d)	Technology Hardware & Equipment	L+450		10/26/17	3,371	3,052	2,963
Avaya Inc.	(d)(f)(g)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	11,965	11,326	11,251
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,250	14,109	14,197
Blue Coat Systems, Inc.	(d)	Software & Services	L+350	1.0%	5/31/19	2,127	2,127	2,121
Boomerang Tube, LLC	(d)	Energy	L+950	1.5%	10/11/17	4,813	4,683	4,764
Brasa (Holdings) Inc.	(f)(g)	Consumer Services	L+625	1.3%	7/19/19	993	997	1,005
Bright Horizons Family Solutions LLC		Health Care Equipment & Services	L+300	1.0%	1/30/20	1,008	998	1,013
Cenveo Corp.	(f)	Commercial & Professional Services	L+500	1.3%	2/13/17	4,419	4,398	4,432
Clear Channel Communications, Inc.	(d)	Media	L+365		1/29/16	6,156	5,088	5,637
Clover Technologies Group, LLC	(f)	Commercial & Professional Services	L+550	1.3%	5/7/18	5,997	5,997	5,997
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	18,863	18,914	19,145
The Container Store, Inc.	(e)	Consumer Durables & Apparel	L+425	1.3%	4/6/19	988	988	991
Corner Investment PropCo, LLC	(d)(f)(g)(h)	Consumer Services	L+975	1.3%	11/2/19	36,000	36,537	37,080
Crestwood Holdings LLC	(f)(g)	Energy	L+600	1.0%	6/19/19	5,882	5,853	5,941
DAE Aviation Holdings, Inc.	(g)	Capital Goods	L+500	1.3%	11/2/18	3,951	3,990	3,971
DigitalGlobe, Inc.	(d)(h)(g)	Software & Services	L+275	1.0%	1/31/20	2,540	2,558	2,537
Drumm Investors LLC		Health Care Equipment & Services	L+375	1.3%	5/4/18	1,501	1,446	1,446
Eastman Kodak Co.		Consumer Durables & Apparel	L+1050	1.0%	9/30/13	633	606	638
Eastman Kodak Co.		Consumer Durables & Apparel	10.6%		9/30/13	508	508	513
Education Management LLC	(f)(h)	Consumer Services	L+400		6/1/16	3,989	3,525	3,478
Edwards (Cayman Island II) Ltd.	(f)(h)	Capital Goods	L+350	1.3%	3/26/20	3,864	3,826	3,874
EquiPower Resources Holdings, LLC	(f)(g)	Utilities	L+325	1.0%	12/21/18	1,469	1,501	1,463
ERC Ireland Holdings Ltd.	(g)(h)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,223	10,990	13,009
FairPoint Communications, Inc.	(d)	Telecommunication Services	L+625	1.3%	2/14/19	$13,092	12,967	12,849
Fram Group Holdings Inc.	(f)	Automobiles & Components	L+500	1.5%	7/29/17	2,915	2,958	2,895

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Hamilton Lane Advisors, LLC	(f)	Diversified Financials	L+400	1.3%	2/23/18	$1,773	$1,788	$1,769
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+350		7/11/14	7,041	6,559	6,258
Hoyts Group	(h)	Consumer Services	L+300	1.0%	5/22/20	7,000	6,965	7,000
Ikaria Acquisition Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	1.3%	9/18/17	5,271	5,321	5,307
ILC Industries, LLC	(f)	Capital Goods	L+600	1.5%	7/11/18	4,950	4,934	4,925
Inmar, Inc.	(f)	Software & Services	L+525	1.3%	8/4/17	4,877	4,909	4,883
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	35,369	35,140	35,369
Lantiq Deutschland GmbH	(d)(h)	Software & Services	L+900	2.0%	11/16/15	1,521	1,429	1,391
MMI International Ltd.	(f)(h)	Technology Hardware & Equipment	L+600	1.3%	11/2/18	11,170	10,836	10,947
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	3,951	3,977	3,991
MModal Inc.	(d)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	16,801	16,446	16,413
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,874	2,893	2,902
National Mentor Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,939	8,061	8,007
National Vision, Inc.	(f)(g)	Health Care Equipment & Services	L+575	1.3%	8/2/18	2,370	2,400	2,382
Navistar, Inc.	(d)(h)	Capital Goods	L+450	1.3%	8/17/17	852	845	855
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,858	3,977
Nexeo Solutions, LLC	(d)(g)	Capital Goods	L+350	1.5%	9/8/17	6,938	6,848	6,862
NSH Merger Sub, Inc.	(f)	Health Care Equipment & Services	L+650	1.8%	2/2/17	2,000	1,995	2,000
Pact Group	(h)	Commercial & Professional Services	L+275	1.0%	5/29/20	2,655	2,642	2,645
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,904
Panda Temple Power, LLC (TLA)	(d)	Energy	L+700	1.5%	7/17/18	2,000	2,018	2,040
Patheon Inc.	(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,207	9,921	10,309
Pharmaceutical Research Associates, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	12/10/17	6,291	6,400	6,350
PRV Aerospace, LLC	(f)	Capital Goods	L+525	1.3%	5/9/18	3,055	3,080	3,068
Reddy Ice Holdings, Inc.	(f)(g)	Retailing	L+550	1.3%	5/1/19	1,190	1,179	1,197
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	11/30/18	8,750	8,669	8,739
Smile Brands Group Inc.	(f)(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	32,241	30,876	31,676
Sorenson Communication, Inc.	(d)(f)	Telecommunication Services	L+825	1.3%	10/31/14	29,904	30,012	29,960
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,264	8,343	8,295
Sprint Industrial Holdings LLC	(f)	Energy	L+575	1.3%	5/14/19	6,429	6,365	6,477
Stallion Oilfield Holdings, Inc.	(d)(f)(g)	Energy	L+675	1.3%	6/18/18	10,000	9,900	10,063
Technicolor SA	(f)(h)	Media	L+475	2.0%	5/26/16	418	423	422
Technicolor SA	(f)(h)	Media	L+575	2.0%	5/26/17	1,256	1,270	1,268
Texas Competitive Electric Holdings Co. LLC	(d)(e)	Utilities	L+350		10/10/14	13,000	10,195	9,352
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,638	6,524	6,655
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	915	914	918
TravelCLICK, Inc.	(f)	Consumer Services	L+450	1.5%	3/16/16	1,979	1,981	2,006

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
UTEX Industries, Inc.	(f)	Energy	L+350	1.3%	4/10/20	$2,703	$2,690	$2,695
Willbros United States Holdings, Inc.	(d)(h)	Energy	L+750	2.0%	6/30/14	2,000	1,970	2,006

Total Senior Secured Loans—First Lien							572,163	578,291
Unfunded Loan Commitments							(17,704)	(17,704)

Net Senior Secured Loans—First Lien							554,459	560,587

Senior Secured Loans—Second Lien—29.2%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	475
Alliance Laundry Systems LLC	(d)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,417	3,513
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	17,700	17,716	17,739
Audio Visual Services Group, Inc.	(d)(g)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	15,320	15,188	15,320
Berlin Packaging LLC	(g)	Commercial & Professional Services	L+750	1.3%	3/28/19	3,571	3,643	3,607
BJ’s Wholesale Club, Inc.	(d)	Food & Staples Retailing	L+850	1.3%	3/26/20	2,766	2,740	2,839
Blackboard Inc.	(e)	Software & Services	L+1000	1.5%	4/4/19	1,000	931	1,020
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,739	1,675	1,774
Camp International Holding Co.	(e)	Capital Goods	L+875	1.3%	11/29/19	1,000	1,016	1,027
Capital Automotive L.P.	(f)	Real Estate	L+500	1.0%	4/30/20	7,895	7,856	7,974
Centaur Acqusition, LLC		Consumer Services	L+750	1.3%	2/20/20	3,000	2,971	3,041
Cervalis LLC	(d)(e)	Commercial & Professional Services	L+875	1.3%	2/8/18	30,000	29,578	30,000
CHG Buyer Corp.	(d)(g)	Health Care Equipment & Services	L+775	1.3%	11/19/20	6,448	6,336	6,555
Deltek Systems Inc.	(g)	Software & Services	L+875	1.3%	10/1/19	3,000	2,970	3,038
EquiPower Resources Holdings, LLC	(e)	Utilities	L+850	1.5%	6/21/19	1,000	982	1,028
FR Brand Acquisition Corp.	(e)	Energy	L+975	1.3%	10/11/19	6,000	5,782	6,163
Hoyts Group	(h)	Consumer Services	L+725	1.0%	11/22/20	3,000	2,970	3,008
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	6/14/19	4,000	3,782	3,780
John Henry Holdings, Inc.	(d)(e)	Commercial & Professional Services	L+900	1.3%	5/6/19	23,250	22,923	23,686
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	6,154	6,096	6,369
LM U.S. Member LLC	(d)	Transportation	L+825	1.3%	10/19/20	6,114	6,036	6,198
NEP Broadcasting, Inc.	(d)	Software & Services	L+825	1.3%	7/22/20	4,000	3,962	4,115
Onex Carestream Finance L.P.	(d)(e)	Health Care Equipment & Services	L+850	1.0%	12/5/19	50,000	49,008	49,250
Paw Luxco II Sarl	(g)(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€7,000	8,469	8,196
Pharmaceutical Research Associates, Inc.	(d)(e)	Health Care Equipment & Services	L+925	1.3%	6/10/19	$29,988	29,757	30,457
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	7,021	6,956	7,021
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,960	4,019
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,057	2,045
SESAC Holdings Inc.	(d)	Media	L+875	1.3%	7/12/19	2,000	1,972	2,063
Sheridan Holdings, Inc.	(e)	Health Care Equipment & Services	L+775	1.3%	7/1/19	273	270	276

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Smart & Final Inc.	(d)(e)	Food & Staples Retailing	L+925	1.3%	11/16/20	$6,892	$6,698	$6,987
StoneRiver Group, L.P.	(e)	Software & Services	L+725	1.3%	5/30/20	11,009	10,954	10,968
Teine Energy Ltd.	(e)(h)	Energy	L+625	1.3%	5/17/19	5,486	5,405	5,445
Therakos, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,225	28,840
TNS, Inc.	(e)	Telecommunication Services	L+800	1.0%	8/14/20	30,469	30,025	30,786
Travelport LLC	(e)(g)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,238	5,260
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/28/19	4,186	4,129	4,165
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,227	3,257
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	853
Waddington Group	(g)	Materials	L+725	1.3%	11/24/20	5,000	4,975	5,050
WP CPP Holdings, LLC	(d)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,855	15,750

Total Senior Secured Loans—Second Lien							365,052	372,957

Senior Secured Bonds—11.9%
Advanced Lighting Technologies, Inc.	(d)(e)	Materials	10.5%		6/1/19	10,000	9,896	9,000
Allen Systems Group, Inc.	(e)	Software & Services	10.5%		11/15/16	14,225	9,319	9,389
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	7.0%		4/1/19	16,000	14,915	14,520
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	9.0%		4/1/19	8,000	7,952	7,640
Caesars Entertainment Operating Co.	(g)(h)	Consumer Services	9.0%		2/15/20	10,000	9,570	9,603
Cenveo Corp.	(d)	Commercial & Professional Services	8.9%		2/1/18	915	836	897
Clear Channel Communications, Inc.	(d)	Media	9.0%		12/15/19	1,844	1,704	1,796
Eastman Kodak Co.		Consumer Durables & Apparel	10.6%		3/15/19	492	168	536
Edgen Murray Corp.	(d)(h)	Capital Goods	8.8%		11/1/20	2,000	1,986	2,010
Erickson Air-Crane, Inc.	(d)	Capital Goods	8.3%		5/1/20	15,000	14,726	14,723
Global A&T Electronics Ltd.	(e)(h)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	9,113
JW Aluminum Co.	(e)	Materials	11.5%		11/15/17	5,000	4,915	5,013
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	18,564	17,624	17,301
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,791	3,924
PH Holding LLC	(d)	Consumer Durables & Apparel	9.8%		12/31/17	5,000	4,922	5,250
Prince Mineral Holdings Corp.	(d)	Materials	11.5%		12/15/19	2,750	2,720	2,956
Sorenson Communication, Inc.	(d)(e)	Telecommunication Services	10.5%		2/1/15	37,000	33,222	29,355
Technicolor SA	(h)	Media	9.4%		5/26/17	888	821	1,020
Travelport LLC	(d)	Consumer Services	4.0%, 4.4% PIK		12/1/16	8,051	7,005	8,023

Total Senior Secured Bonds							155,092	152,069

Subordinated Debt—15.8%
Alliant Holdings I, Inc.	(d)	Insurance	7.9%		12/15/20	4,000	4,000	4,061
Amkor Technologies, Inc.	(d)(h)	Semiconductors & Semiconductor Equipment	6.4%		10/1/22	1,250	1,250	1,224

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Antero Resources Finance Corp.		Energy	6.0%		12/1/20	$4,000	$4,000	$3,935
Atlas Energy Holdings	(h)	Energy	7.8%		1/15/21	5,000	5,000	4,687
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,042	4,690
Beazer Homes USA, Inc.	(h)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,736
BOE Intermediate Holding Corp.		Materials	9.8% PIK		11/1/17	5,750	5,693	5,545
Brocade Communications Systems, Inc.	(h)	Telecommunication Services	4.6%		1/15/23	2,750	2,750	2,598
Cablevision Systems Corp.	(d)(h)	Media	5.9%		9/15/22	2,780	2,780	2,704
CrownRock, L.P.	(d)(e)	Energy	7.1%		4/15/21	30,000	30,000	29,548
DigitalGlobe, Inc.	(h)	Software & Services	5.3%		2/1/21	1,100	1,100	1,060
EPE Holdings LLC	(d)	Energy	8.1%, 0.8% PIK		12/15/17	4,000	3,982	4,136
EPL Oil & Gas, Inc.	(e)(h)	Energy	8.3%		2/15/18	2,150	2,131	2,207
ERA Group, Inc.	(h)	Energy	7.8%		12/15/22	7,250	7,132	7,323
Halcon Resources Corp.	(d)(h)	Energy	8.9%		5/15/21	2,250	2,358	2,204
HD Supply, Inc.	(d)	Commercial & Professional Services	10.5%		1/15/21	1,250	1,250	1,296
iStar Financial, Inc.	(h)	Real Estate	7.1%		2/15/18	5,000	5,000	5,183
Jefferies Finance LLC	(h)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,474
Kenan Advantage Group, Inc.	(d)	Transportation	8.4%		12/15/18	2,500	2,500	2,600
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	2,800	2,718	2,898
LBC Tank Terminals Holding Netherlands BV	(e)(h)	Materials	6.9%		5/15/23	1,000	1,000	989
Legacy Reserves, L.P.	(d)(h)	Energy	8.0%		12/1/20	8,250	8,081	8,494
Legacy Reserves, L.P.	(d)(h)	Energy	6.6%		12/1/21	4,900	4,822	4,716
Memorial Production Partners, L.P.	(d)(h)	Energy	7.6%		5/1/21	2,600	2,562	2,596
Mood Media Corp.	(d)(e)(h)	Media	9.3%		10/15/20	38,457	38,094	35,512
Neustar, Inc.	(h)	Software & Services	4.5%		1/15/23	2,750	2,750	2,599
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	15,122
Resolute Energy Corp.	(h)	Energy	8.5%		5/1/20	5,800	5,868	5,932
Revlon Consumer Products Corp.	(h)	Household & Personal Products	5.8%		2/15/21	5,050	5,050	4,936
Rex Energy Corp.	(d)(h)	Energy	8.9%		12/1/20	15,000	14,899	15,444
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	2,981
Seven Generations Energy, Ltd.	(h)	Energy	8.3%		5/15/20	1,000	1,000	1,014
SGS International, Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,023
Sidewinder Drilling Inc.	(d)	Capital Goods	9.8%		11/15/19	2,000	2,000	1,977
Six Flags Theme Parks, Inc.	(h)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,432
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,046
Windstream Corp.	(h)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,451

Total Subordinated Debt							207,412	202,373

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—7.9%
AMMC 2012 CDO 11A Class Subord.	(h)	Diversified Financials	13.7%		10/15/23	$6,000	$4,917	$5,179
APID 2013-14A Class E	(g)(h)	Diversified Financials	L+440		4/15/25	6,000	5,309	5,309
Ares 2012 CLO 2A Class Subord.	(h)	Diversified Financials	6.2%		10/12/23	8,500	7,914	7,178
CGMS CLO 2013 3A Class E	(g)(h)	Diversified Financials	L+525		7/1/25	5,000	4,437	4,437
CGMS CLO 2013 3A Class Subord.	(g)(h)	Diversified Financials	12.8%		7/1/25	22,000	20,607	20,607
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(g)(h)	Diversified Financials	13.1%		7/20/25	15,000	14,100	14,100
Octagon CLO 2012 1A Class Income	(h)	Diversified Financials	11.2%		1/15/24	4,650	4,219	4,375
Wind River CLO Ltd. 2013 1A Class Sub B	(h)	Diversified Financials	15.0%		4/20/25	40,720	38,643	40,457

Total Collateralized Securities							100,146	101,642

						Number of Shares	Cost	Fair Value(c)
Equity/Other—0.6%
ERC Ireland Holdings Ltd., Warrants	(h)(i)	Telecommunication Services				4,943	—	—
ERC Ireland Holdings Ltd., Common Equity	(h)(i)	Telecommunication Services				21,099	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)(i)	Capital Goods				60,872	5,000	4,127
Therakos, Inc., Common Equity	(i)	Pharmaceuticals, Biotechnology & Life Sciences				14,366	3,000	3,184

Total Equity/Other							8,000	7,311

TOTAL INVESTMENTS—109.2%							$1,390,161	1,396,939

LIABILITIES IN EXCESS OF OTHER ASSETS—(9.2%)								(117,410)

NET ASSETS—100.0%								$1,279,529

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2013

(in thousands, except share amounts)

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Position or portion thereof unsettled as of June 30, 2013.

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2013, 78.5% of the Company’s total assets represented qualifying assets.

(i)	Security is non-income producing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—30.3%
ADS Waste Holdings, Inc.	(d)	Commercial & Professional Services	L+400	1.3%	9/11/19	$1,317	$1,304	$1,335
Airvana Network Solutions Inc.		Telecommunication Services	L+800	2.0%	3/25/15	1,304	1,306	1,310
AlixPartners, LLP	(d)	Diversified Financials	L+525	1.3%	6/28/19	995	988	1,009
Alon USA Energy, Inc.	(d)(f)(g)	Energy	L+800	1.3%	11/13/18	4,167	3,958	4,201
Avaya Inc.	(d)	Technology Hardware & Equipment	L+450		10/26/17	3,391	3,041	3,001
Boomerang Tube, LLC	(d)	Energy	L+950	1.5%	10/11/17	4,938	4,794	4,876
Clear Channel Communications, Inc.	(d)(f)	Media	L+365		1/29/16	6,156	4,916	5,103
Collective Brands, Inc.	(d)(g)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	5,410	5,331	5,484
Corner Investment PropCo, LLC	(d)(g)	Consumer Services	L+975	1.3%	11/1/19	9,000	8,827	8,899
Crestwood Holdings LLC	(d)	Energy	L+825	1.5%	3/26/18	1,917	1,945	1,959
Eastman Kodak Co.	(e)	Media	L+750	1.0%	7/19/13	2,488	2,483	2,495
ERC Ireland Holdings Ltd.	(f)(g)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/29/17	€11,173	10,727	11,886
Fairway Group Acquisition Co.	(d)	Food & Staples Retailing	L+675	1.5%	8/17/18	$3,722	3,669	3,759
Kanders C3 Holdings	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	35,969	35,713	35,969
Lantiq Deutschland GmbH	(d)(g)	Software & Services	L+900	2.0%	11/16/15	1,521	1,414	1,391
MModal Inc.	(d)(g)	Health Care Equipment & Services	L+550	1.3%	8/15/19	4,534	4,469	4,376
Navistar, Inc.	(d)(g)	Capital Goods	L+550	1.5%	8/17/17	1,222	1,211	1,230
Nexeo Solutions, LLC	(d)	Capital Goods	L+350	1.5%	9/17/17	4,489	4,402	4,416
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,885
Panda Temple Power (TLA), LLC	(d)	Energy	L+700	1.5%	7/17/18	2,000	2,019	2,030
Patheon Inc.	(d)(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,259	9,951	10,259
Sirius Computer Solutions, Inc.	(d)(f)	Software & Services	L+575	1.3%	11/30/18	9,808	9,710	9,900
Smile Brands Group Inc.	(e)	Health Care Equipment & Services	L+525	1.8%	12/21/17	12,705	12,031	12,006
Sorenson Communication, Inc.	(d)	Telecommunication Services	L+400	2.0%	8/16/13	8,511	8,373	8,376
SRA International, Inc.	(d)	Software & Services	L+525	1.3%	7/20/18	1,618	1,615	1,533
Star West Generation LLC	(d)	Energy	L+450	1.5%	5/17/18	2,000	2,000	2,009
Texas Competitive Electric Holdings Co. LLC	(d)(e)(f)	Utilities	L+350		10/10/14	13,000	9,466	9,843
The Container Store, Inc.	(e)	Consumer Durables & Apparel	L+500	1.3%	4/5/19	993	993	1,002
TL Acquisitions, Inc.	(d)(f)	Consumer Durables & Apparel	L+250		7/3/14	1,870	1,571	1,483
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	953	952	955
Travelport LLC	(d)	Consumer Services	L+475	1.5%	8/23/13	2,000	2,028	2,043
Willbros United States Holdings, Inc.	(f)(g)	Energy	L+750	2.0%	6/30/14	2,000	1,960	2,005

Total Senior Secured Loans—First Lien							166,983	170,028
Unfunded Loan Commitments							(10,204)	(10,204)

Net Senior Secured Loans—First Lien							156,779	159,824

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—Second Lien—28.3%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+775	1.5%	6/18/18	$500	$501	$504
Alliance Laundry Systems LLC	(d)	Consumer Durables & Apparel	L+825	1.3%	12/10/19	4,216	4,174	4,274
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	5,500	5,398	5,426
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+900	1.3%	4/30/19	9,615	9,425	9,495
BJ’s Wholesale Club, Inc.	(d)	Food & Staples Retailing	L+850	1.3%	3/26/20	2,766	2,739	2,849
Blackboard Inc.	(e)	Software & Services	L+1000	1.5%	4/4/19	1,000	927	964
Brand Energy & Infrastructure Services, Inc.	(e)	Energy	L+975	1.3%	10/23/19	6,000	5,766	5,930
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,739	1,672	1,765
Camp International Holding Co.	(e)	Capital Goods	L+875	1.3%	11/29/19	1,000	1,017	1,022
Cannery Casino Resorts, LLC		Consumer Services	L+875	1.3%	10/2/19	4,000	3,922	3,823
CHG Healthcare Inc.		Health Care Equipment & Services	L+775	1.3%	11/20/20	5,787	5,672	5,827
Equipower Resources Holdings, LLC	(e)	Utilities	L+850	1.5%	6/21/19	1,000	981	1,029
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	6/14/19	4,000	3,770	3,960
John Henry Holdings, Inc.	(d)(e)	Commercial Services & Supplies	L+900	1.3%	5/6/19	23,250	22,903	22,785
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	6,154	6,093	6,169
LM U.S. Member LLC	(d)(f)	Transportation	L+825	1.3%	10/15/20	6,114	6,032	6,168
NES Rentals Holdings, Inc.	(d)	Capital Goods	L+1150	1.8%	10/14/14	1,000	1,004	1,000
Pharmaceutical Research Associates, Inc.	(d)(e)	Health Care Equipment & Services	L+925	1.3%	11/27/19	25,000	24,751	25,266
Smart & Final Inc.	(e)	Food & Staples Retailing	L+925	1.3%	11/16/20	9,600	9,314	9,696
Sensus U.S.A. Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,057	2,060
Sheridan Holdings, Inc.	(e)	Health Care Equipment & Services	L+775	1.3%	7/1/19	273	270	277
Southern Pacific Resource Corp.	(d)(g)	Energy	Prime+750		1/7/16	4,975	5,034	5,042
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/27/18	4,186	4,125	4,169
Venoco, Inc.	(d)	Energy	L+700	1.5%	6/30/17	3,929	3,852	4,012
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	835
WP CPP Holdings, LLC	(d)(f)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien							147,080	149,497

Senior Secured Bonds—9.2%
Advanced Lighting Technologies, Inc.	(d)(e)	Capital Goods	10.5%		6/1/19	10,000	9,890	9,938
Avaya Inc.	(d)	Technology Hardware & Equipment	7.0%		4/1/19	2,000	1,853	1,873
Avaya Inc.		Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,075
Cenveo Corp.	(d)	Commercial & Professional Services	8.9%		2/1/18	4,188	3,756	3,998
Clear Channel Communications, Inc.	(d)(f)	Media	9.0%		12/15/19	1,844	1,697	1,699
Eastman Kodak Co.		Media	10.6%		3/15/19	1,000	665	823
Edgen Murray Corp.	(d)(g)	Capital Goods	8.8%		11/1/20	2,000	1,986	2,020

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
JW Aluminum Co.	(e)	Materials	11.5%		11/15/17	$5,000	$4,908	$4,850
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,798	3,888
PH Holding LLC	(d)	Consumer Durables & Apparel	9.8%		12/31/17	5,000	4,909	5,050
Prince Mineral Holdings Corp.		Materials	11.5%		12/15/19	2,750	2,718	2,870
Sorenson Communication, Inc.		Telecommunication Services	10.5%		2/1/15	2,000	1,691	1,668
Technicolor SA	(g)	Technology Hardware & Equipment	9.4%		5/26/17	888	812	917
Travelport LLC	(d)	Consumer Services	L+600 PIK		12/1/16	4,907	3,856	3,939

Total Senior Secured Bonds							47,539	48,608

Subordinated Debt—20.4%
Alliant Holdings I, Inc.		Insurance	7.9%		12/15/20	4,000	4,000	4,020
Amkor Technologies Inc.	(d)(g)	Semiconductors & Semiconductor Equipment	6.4%		10/1/22	1,250	1,250	1,227
Antero Resources Finance Corp.		Energy	6.0%		12/1/20	7,250	7,250	7,350
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,045	6,546
Cablevision Systems Corp.	(d)(g)	Media	5.9%		9/15/22	2,780	2,780	2,794
EPE Holdings LLC		Energy	8.1%		12/15/17	4,000	3,980	3,965
EPL Oil & Gas Inc.	(e)(g)	Energy	8.3%		2/15/18	2,150	2,129	2,217
Era Group Inc.	(g)	Energy	7.8%		12/15/22	7,250	7,128	7,159
GulfMark Offshore, Inc.	(g)	Energy	6.4%		3/15/22	4,425	4,447	4,569
iStar Financial Inc.	(g)	Real Estate	7.1%		2/15/18	5,000	5,000	5,108
Kenan Advantage Group, Inc.		Transportation	8.4%		12/15/18	2,500	2,500	2,586
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	2,800	2,714	2,681
Legacy Reserves, L.P.	(g)	Energy	8.0%		12/1/20	8,250	8,073	8,457
NES Rentals Holdings, Inc.	(d)	Capital Goods	12.3%		4/15/15	7,129	7,150	7,352
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	14,813
Resolute Energy Corp.	(g)	Energy	8.5%		5/1/20	5,800	5,872	5,894
Rex Energy Corp.	(d)(g)	Energy	8.9%		12/1/20	15,000	14,895	15,113
SGS International Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,035
Sidewinder Drilling Inc.		Capital Goods	9.8%		11/15/19	2,000	2,000	2,008
Six Flags Theme Parks Inc.	(g)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,513

Total Subordinated Debt							106,713	107,407

Collateralized Securities—3.5%
AMMC 2012 CDO 11A Class Subord.	(g)	Diversified Financials	17.9%		10/15/23	6,000	5,032	5,983
Ares 2012 CLO 2A Class Subord.	(g)	Diversified Financials	19.0%		10/12/23	8,500	8,231	8,004
Octagon CLO 2012 1A Class Income	(g)	Diversified Financials	17.1%		1/15/24	4,650	4,232	4,321

Total Collateralized Securities							17,495	18,308

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—0.9%
ERC Ireland Holdings Ltd., Common Equity	(g)(h)	Telecommunication Services	21,825	$—	$—
ERC Ireland Holdings Ltd., Warrants	(g)(h)	Telecommunication Services	4,228	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)(h)	Capital Goods	60,872	5,000	4,998

Total Equity/Other				5,000	4,998

TOTAL INVESTMENTS—92.6%				$480,606	488,642

OTHER ASSETS IN EXCESS OF LIABILITIES—7.4%					39,085

NET ASSETS—100.0%					$527,727

Total Return Swap			Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)		$383,742		$5,641

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Position or portion thereof unsettled as of December 31, 2012.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 80.7% of the Company’s total assets represented qualifying assets. In addition, the Company also calculated its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor was an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of December 31, 2012.

(h)	Security is non-income producing.

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that intends to elect to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2013, the Company had four wholly-owned financing subsidiaries, Del River LLC, or Del River, Cobbs Creek LLC, or Cobbs Creek, Lehigh River LLC, or Lehigh River, and Cooper River LLC, or Cooper River. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned financing subsidiaries as of June 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from its target companies as primary market investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements for the year ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants, or AICPA, Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should “look through” the TRS in calculating its capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by the Company as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As of June 30, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP do not exceed the fees which would have been payable in accordance with the “look through” methodology. On June 13, 2013, the Company terminated the TRS.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	78,912,060	$815,652	2,516,752	$23,052
Reinvestment of Distributions	1,753,461	16,436	—	—

Total Gross Proceeds	80,665,521	832,088	2,516,752	23,052
Commissions and Dealer Manager Fees	—	(76,453)	—	(425)

Net Proceeds to Company	80,665,521	755,635	2,516,752	22,627
Share Repurchase Program	(76,086)	(712)	—	—

Net Proceeds from Share Transactions	80,589,435	$754,923	2,516,752	$22,627

Status of Continuous Public Offering

Since commencing its continuous public offering and through August 13, 2013, the Company has sold 161,675,895 shares of common stock for gross proceeds of $1,652,320. As of August 13, 2013, the Company had raised total gross proceeds of $1,670,915, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the sub-adviser to FSIC II Advisor, in a private placement completed in June 2012. During the six months ended June 30, 2013 and 2012, the Company sold 80,665,521 and 2,516,752 shares of common stock for gross proceeds of $832,088 and $23,052 at an average price per share of $10.32 and $9.16, respectively. The gross proceeds received during the six months ended June 30, 2013 and 2012 include reinvested stockholder distributions of $16,436 and $0, respectively,

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

for which the Company issued 1,753,461 and 0 shares of common stock, respectively. During the period from July 1, 2013 to August 13, 2013, the Company sold 25,438,846 shares of common stock for gross proceeds of $264,284 at an average price per share of $10.39.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $76,453 and $425 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the six months ended June 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares

December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On July 1, 2013, the Company repurchased 45,414 shares (representing 100% of shares of common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $429.

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

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will receive 20.0% of pre-incentive fee net investment income.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of June 30, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$7,595	$22	$12,580	$22
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(2,839)	$65	$1,020	$65
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$644	$20	$1,105	$20
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$7,863	$82	$14,680	$82

(1)	During the six months ended June 30, 2013 and 2012, $7,452 and $0, respectively, in base management fees were paid to FSIC II Advisor. Of the $7,595 in base management fees accrued and payable as of June 30, 2013, it is intended that the entire amount will be paid to FSIC II Advisor.

(2)	During the three months ended June 30, 2013, the Company reversed $2,839 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the six months ended June 30, 2013 and 2012, the Company accrued capital gains incentive fees of $1,020 and $65, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. As of December 31, 2012, the Company had accrued capital gains incentive fees of $3,548 based on the performance of its portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. As a result of the foregoing, the Company has accrued capital gains incentive fees as of June 30, 2013 of $4,090, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor. The Company paid FSIC II Advisor $37 in capital gains incentive fees during the six months ended June 30, 2013.

(3)	During the six months ended June 30, 2013 and 2012, $932 and $15, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $718 and $0 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2013 and 2012, respectively.

(4)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of August 13, 2013, the Company has sold an aggregate of 2,562,690 shares of common stock for aggregate gross proceeds of $23,198 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FSIC II Advisor, including FS Investment Corporation and FS Energy and Power Fund and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended as of May 16, 2013, or, as amended, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of its net investment income for tax purposes, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment income or net capital gains for tax purposes) in each quarter.

Pursuant to the expense reimbursement agreement, the Company will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that the Company has achieved economies of scale sufficient to ensure that the Company bears a reasonable level of expenses in relation to its income.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings,

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2013, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

During the year ended December 31, 2012, the Company accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the six month period ending June 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheets as of December 31, 2012. During the six months ended June 30, 2013, the Company made expense recoupment payments of $847 to Franklin Square Holdings. As of June 30, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company’s semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $34 of the Company’s shares at a purchase price equal to 90% of the offering price on effect on such date, or $9.45 per share.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

On July 1, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which were paid on July 31, 2013 to stockholders of record on July 15, 2013 and July 30, 2013, respectively. On August 6, 2013, the Company’s board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which will be paid on August 30, 2013 to stockholders of record on August 15, 2013 and August 30, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock.

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

The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company’s distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the six months ended June 30, 2013, no portion of the distributions paid during such period were funded through the reimbursement of operating expenses by Franklin Square Holdings.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	26,613	71%	—	—
Capital gains proceeds from the sale of assets	10,825	29%	4	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	73	95%

Total	$37,438	100%	$77	100%

(1)	During the six months ended June 30, 2013, 92% of the Company’s gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest. During the six months ended June 30, 2012, 89% of the Company’s gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the six months ended June 30, 2013 and 2012 was $33,900 and $73, respectively. As of June 30, 2013 and December 31, 2012, the Company had $7,287 and $0, respectively, of undistributed net investment income on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
GAAP-basis net investment income (loss)	$22,618	$(197)
Tax-basis deferral and amortization of organization costs	(7)	205
Reversal of incentive fee accrual on unrealized gains	1,020	65
Tax-basis net investment income portion of total return swap payments	10,269	—
Accretion of discount on total return swap	—	—

Tax-basis net investment income	$33,900	$73

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

As of June 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax-basis were as follows:

	June 30, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income	$7,287	$—
Incentive fee accrual on unrealized gains	(4,090)	(3,070)
Unamortized organization costs	(210)	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	6,757	13,352

	$9,744	$10,065

(1)	As of June 30, 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $23,876. As of December 31, 2012, the gross unrealized appreciation on the Company’s investments and TRS was $15,142. As of June 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $17,119 and $1,790, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,390,202 and $480,606 as of June 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $6,757 as of June 30, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS with Citibank N.A., or Citibank, was $13,352 as of December 31, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$554,459	$560,587	40%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	365,052	372,957	27%	147,080	149,497	30%
Senior Secured Bonds	155,092	152,069	11%	47,539	48,608	10%
Subordinated Debt	207,412	202,373	14%	106,713	107,407	22%
Collateralized Securities	100,146	101,642	7%	17,495	18,308	4%
Equity/Other	8,000	7,311	1%	5,000	4,998	1%

	$1,390,161	$1,396,939	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, the Company had two such investments with unfunded commitments of $17,704. As of December 31, 2012, the Company had one such investment with an unfunded commitment of $10,204. The Company maintains sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,895	0%	$—	—
Capital Goods	111,715	8%	84,807	17%
Commercial & Professional Services	73,035	5%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	44,482	3%	18,248	4%
Consumer Services	108,949	8%	22,982	5%
Diversified Financials	120,007	9%	34,130	7%
Energy	173,504	12%	90,673	19%
Food & Staples Retailing	9,826	1%	16,304	3%
Food, Beverage & Tobacco	3,977	0%	—	—
Health Care Equipment & Services	170,141	12%	50,433	10%
Household & Personal Products	4,936	0%	—	—
Insurance	83,869	6%	4,020	1%
Materials	28,553	2%	7,720	2%
Media	51,445	4%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	73,535	5%	16,805	3%
Real Estate	13,157	1%	5,108	1%
Retailing	1,197	0%	—	—
Semiconductors & Semiconductor Equipment	1,224	0%	1,227	0%
Software & Services	83,770	6%	30,387	6%
Technology Hardware & Equipment	91,054	7%	20,361	4%
Telecommunication Services	125,027	9%	23,240	5%
Transportation	8,798	1%	8,754	2%
Utilities	11,843	1%	10,872	2%

Total	$1,396,939	100%	$488,642	100%

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

As of June 30, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2013 (Unaudited)	December 31, 2012
Valuation Inputs	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	1,396,939	488,642	5,641

	$1,396,939	$488,642	$5,641

The Company’s investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Four senior secured loan investments and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Four collateralized securities, which were newly-issued and purchased near June 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the TRS in accordance with the agreements between Del River and Citibank which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, see Note 8.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	1,843	542	950	77	—	—	3,412
Net realized gain (loss)	303	52	453	851	—	—	1,659
Net change in unrealized appreciation (depreciation)	3,083	5,488	(4,092)	(5,733)	683	(687)	(1,258)
Purchases	483,284	258,092	116,615	155,288	84,063	3,000	1,100,342
Paid-in-kind interest	51	—	—	—	—	—	51
Sales and redemptions	(87,801)	(40,714)	(10,465)	(55,517)	(1,412)	—	(195,909)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$560,587	$372,957	$152,069	$202,373	$101,642	$7,311	$1,396,939

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,033	$6,159	$(3,588)	$(5,360)	$683	$(687)	$1,240

	For the Six Months Ended June 30, 2012
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	—	—	2	—	—	—	2
Net realized gain (loss)	4	—	—	—	—	—	4
Net change in unrealized appreciation (depreciation)	97	200	—	25	—	—	322
Purchases	15,227	10,414	2,341	4,456	—	—	32,438
Paid-in-kind interest	—	—	—	—	—	—	—
Sales and redemptions	(442)	—	—	—	—	—	(442)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$14,886	$10,614	$2,343	$4,481	$—	$—	$32,324

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$97	$200	$—	$25	$—	$—	$322

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of June 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at June 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$112,911	Market Comparables	Market Yield (%)	9.3% - 10.5%	9.6%
Senior Secured Loans—Second Lien	$30,000	Market Comparables	Market Yield (%)	9.8% - 10.3%	10.0%
Senior Secured Bonds	$5,250	Market Comparables	Market Yield (%)	8.8% - 9.3%	9.0%
Equity/Other	$7,311	Market Comparables	EBITDA Multiples (x)	5.3x - 9.0x	6.9	x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Four collateralized securities ($44,453), which were newly-issued and purchased near June 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value. As of June 30, 2013, $10,204 of the senior secured loans-first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$35,969	Market Comparables	Market Yield (%)	10.0% - 10.5%	10.3%
Senior Secured Bonds	$5,050	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Equity/Other	$4,998	Market Comparables	EBITDA Multiples (x)	3.3x - 4.5x	4.3x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,204 of the senior secured loans-first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$194,000	$356,000	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$100,194	$99,806	March 27, 2016

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Total Return Swap

On June 13, 2013, the Company’s wholly-owned, special-purpose financing subsidiary, Del River, and Citibank entered into a Termination Acknowledgement (TRS), or the termination acknowledgment, pursuant to which Del River and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

The TRS was for a portfolio of senior secured floating rate loans and other debt securities with a maximum notional amount of $425,000. Del River received from Citibank all interest and fees payable in respect of the assets underlying the TRS. Del River paid to Citibank interest at a rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus 1.25% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, Del River either received from Citibank the appreciation in the value of such asset or paid to Citibank any depreciation in the value of such asset.

Del River was permitted to terminate the TRS upon prior written notice to Citibank and no termination fee was payable in connection with the termination of the TRS.

Upon the termination of the TRS, the Company recognized $5,437 of gains, $1,836 of which represented periodic net settlement payments due on the TRS.

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

As of June 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $232,800 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $194,000 and $117,500, respectively. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of June 30, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $194,000 and $117,500, plus $736 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of June 30, 2013 and December 31, 2012, the fair value of loans held by Lehigh River was $559,254 and $270,119, respectively, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of June 30, 2013 and December 31, 2012, the fair value of loans held by Cobbs Creek was $282,237 and $88,351, respectively.

As of June 30, 2013, the Company had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of June 30, 2013, $132 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of June 30, 2013. Interest is payable quarterly in arrears and commenced in May 2013. The Company recorded interest expense of $1,593

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

and $2,721 for the three and six months ended June 30, 2013, respectively, of which $10 and $20, respectively, related to the amortization of deferred financing costs. The Company paid $2,239 in interest expense during the six months ended June 30, 2013. The average borrowings under the JPM Facility for the six months ended June 30, 2013 were $165,287, with a weighted average interest rate of 3.25%.

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

Beginning June 24, 2013, Cooper River is required to pay a non-usage fee to the extent the aggregate principal amount available under the credit facility has not been borrowed. Outstanding borrowings under the credit facility are amortized beginning nine months prior to the scheduled maturity date. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

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

As of June 30, 2013, $100,194 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of June 30, 2013, $1,422 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The effective interest rate on the borrowings under the credit facility was 2.48% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. The Company recorded interest expense of $369 and $380 for the three and six months ended June 30, 2013, respectively, of which $128 and $135, respectively, related to the amortization of deferred financing costs and $8 and $8, respectively, related to fees on the unused portion of the credit facility. The Company paid no interest expense during the six months ended June 30, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to June 30, 2013 were $44,059, with a weighted average interest rate of 2.08%.

Under the credit facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the credit facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the credit facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six Months Ended June 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.16	$9.00

Results of operations(1)
Net investment income (loss)	0.24	0.12
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.15	0.73

Net increase (decrease) in net assets resulting from operations	0.39	0.85

Stockholder distributions(2)
Distributions from net investment income	(0.27)	(0.28)
Distributions from net realized gain on investments	(0.11)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.39)

Capital share transactions
Issuance of common stock(3)	0.12	0.07
Repurchases of common stock(4)	—	—
Offering costs(1)	(0.03)	(0.28)
Reimbursement to investment adviser	—	(0.33)
Capital contributions of investment adviser	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	0.09	(0.30)

Net asset value, end of period	$9.26	$9.16

Shares outstanding, end of period	138,202,241	57,612,806

Total return(5)	5.24%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$1,279,529	$527,727

Ratio of net investment income to average net assets(6)	2.51%	1.29%

Ratio of accrued capital gains incentive fees to average net assets(6)	0.11%	1.63%

Ratio of interest expense to average net assets(6)	0.35%	0.13%

Ratio of operating expenses to average net assets(6)	2.28%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.23%	—

Ratio of total operating expenses to average net assets(6)	2.51%	3.06%

Portfolio turnover(7)	20.32%	111.30%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(5)	The total return for the six months ended June 30, 2013 was calculated by taking the net asset value per share as of June 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the six months ended June 30, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012 are used for this calculation. Ratios are not annualized.

(7)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities. We expect that our investments will generally range between $5,000 and $50,000 each, although investments may vary as the size of our capital base changes and will ultimately be at the discretion of FSIC II Advisor, subject to oversight by our board of directors.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future quarters, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and depreciation on total return swap as a result of the termination of our TRS on June 13, 2013.

We principally generate revenues in the form of interest income on the debt investments we hold. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Pursuant to the expense reimbursement agreement, we will have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

We or Franklin Square Holdings may terminate the expense reimbursement agreement at any time. Franklin Square Holdings has indicated that it expects to continue such reimbursements until it deems that we have achieved economies of scale sufficient to ensure that we bear a reasonable level of expenses in relation to our income.

The specific amount of expenses reimbursed by Franklin Square Holdings, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by Franklin Square Holdings, Franklin Square Holdings will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse Franklin Square Holdings pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

Franklin Square Holdings is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of our expenses in future quarters. As of June 30, 2013, there were no unreimbursed expense support payments subject to future reimbursement by us.

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the six month period ending June 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. During the six months ended June 30, 2013, we made expense recoupment payments of $847 to Franklin Square Holdings. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2013 and for the Year Ended December 31, 2012

The following table presents certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2013.

Total Portfolio Activity
Net Investment Activity	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Purchases	$473,266	$1,100,342
Sales and Redemptions	(104,330)	(195,909)

Net Portfolio Activity	$368,936	$904,433

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$133,480	28%	$483,284	44%
Senior Secured Loans—Second Lien	118,608	25%	258,092	23%
Senior Secured Bonds	72,498	15%	116,615	11%
Subordinated Debt	104,203	22%	155,288	14%
Collateralized Securities	44,477	10%	84,063	8%
Equity/Other	—	—	3,000	0%

Total	$473,266	100%	$1,100,342	100%

	June 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$560,587	40%
Senior Secured Loans—Second Lien	372,957	27%
Senior Secured Bonds	152,069	11%
Subordinated Debt	202,373	14%
Collateralized Securities	101,642	7%
Equity/Other	7,311	1%

Total	$1,396,939	100%

Number of Portfolio Companies	155
% Variable Rate (based on fair value)	67.5%
% Fixed Rate (based on fair value)	32.0%
% Income Producing Preferred Equity (based on fair value)	—
% Non-Income Producing Equity or Other Investments (based on fair value)	0.5%
Average Annual EBITDA of Portfolio Companies	$285,200
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%

New Proprietary Activity
Three Months Ended June 30, 2013
Total Commitments (including Unfunded Commitments)	$7,975
Exited Investments (including partial paydowns)	(3,894)

Net Proprietary Activity	$4,081

	For the Three Months Ended June 30, 2013
New Proprietary Commitments by Asset Class	Originations	Percentage
Senior Secured Loans—First Lien	$7,975	100%
Senior Secured Loans—Second Lien	—	—
Senior Secured Bonds	—	—
Subordinated Debt	—	—
Collateralized Securities	—	—
Equity/Other	—	—

Total	$7,975	100%

Average New Proprietary Commitment Amount	$7,975
Weighted Average Maturity for Newly Funded Proprietary Commitments	11/5/15
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Newly Funded Investments during Period	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	—

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	4
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	10.1%

During the six months ended June 30, 2013, we made investments in portfolio companies totaling $1,100,342. During the same period, we sold investments for proceeds of $120,101 and received principal repayments of $75,808. As of June 30, 2013, our investment portfolio, with a total fair value of $1,396,939, consisted of interests in 155 portfolio companies (40% in first lien senior secured loans, 27% in second lien senior secured loans, 11% in senior secured bonds, 14% in subordinated debt, 7% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $285.2 million. As of June 30, 2013, the investments in our portfolio were purchased at a weighted average price of 97.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 75.5% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 9.8% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of June 30, 2013. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular semi-monthly cash distribution rate of $0.031416 per share as of June 30, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of June 30, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$554,459	$560,587	40%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	365,052	372,957	27%	147,080	149,497	30%
Senior Secured Bonds	155,092	152,069	11%	47,539	48,608	10%
Subordinated Debt	207,412	202,373	14%	106,713	107,407	22%
Collateralized Securities	100,146	101,642	7%	17,495	18,308	4%
Equity/Other	8,000	7,311	1%	5,000	4,998	1%

	$1,390,161	$1,396,939	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2013, we had two such investments with unfunded commitments of $17,704. As of December 31, 2012, we had one such investment with an unfunded commitment of $10,204. We maintain sufficient cash on hand to fund such unfunded loan commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$2,895	0%	$—	—
Capital Goods	111,715	8%	84,807	17%
Commercial & Professional Services	73,035	5%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	44,482	3%	18,248	4%
Consumer Services	108,949	8%	22,982	5%
Diversified Financials	120,007	9%	34,130	7%
Energy	173,504	12%	90,673	19%
Food & Staples Retailing	9,826	1%	16,304	3%
Food, Beverage & Tobacco	3,977	0%	—	—
Health Care Equipment & Services	170,141	12%	50,433	10%
Household & Personal Products	4,936	0%	—	—
Insurance	83,869	6%	4,020	1%
Materials	28,553	2%	7,720	2%
Media	51,445	4%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	73,535	5%	16,805	3%
Real Estate	13,157	1%	5,108	1%
Retailing	1,197	0%	—	—
Semiconductors & Semiconductor Equipment	1,224	0%	1,227	0%
Software & Services	83,770	6%	30,387	6%
Technology Hardware & Equipment	91,054	7%	20,361	4%
Telecommunication Services	125,027	9%	23,240	5%
Transportation	8,798	1%	8,754	2%
Utilities	11,843	1%	10,872	2%

Total	$1,396,939	100%	$488,642	100%

As of June 30, 2013 and December 31, 2012, approximately 51% and 50%, respectively, of our portfolio based on fair value constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$147,038	11%	$30,763	6%
Anchor Order	345,943	25%	141,687	29%
Event Driven	47,020	3%	26,633	5%
Opportunistic	66,912	5%	26,644	6%
Collateralized Securities	101,642	7%	18,308	4%
Broadly Syndicated/Other	688,384	49%	244,607	50%

Total	$1,396,939	100%	$488,642	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,289,146	92%	442,090	90%
3	84,363	6%	29,340	6%
4	23,430	2%	17,212	4%
5	—	—	—	—

	$1,396,939	100%	$488,642	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, comparisons of the three months ended June 30, 2013 to the period from June 18, 2012 (commencement of operations) through June 30, 2012 have been included, but no comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012 have been included. During the six months ended June 30, 2012, we incurred organization costs of $205 and offering costs of $1,207, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Three Months Ended June 30, 2013 and the Period from June 18, 2012 (Commencement of Operations) through June 30, 2012

Revenues

We generated investment income of $28,226 and $18 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $26,186 and $16 of cash income earned as well as $2,040 and $2 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $8,944 and $157 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $7,595 and $22 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $644 and $20 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2013 we reversed $2,839 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the period from June 18, 2012 through June 30, 2012, we accrued capital gains incentive fees of $65, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $1,967 and $0 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively, relating to the JPM Facility and our revolving credit facility and the amortization of deferred financing costs incurred in connection with the establishment of those facilities and our TRS. For the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $131 and $1, respectively, and fees and expenses incurred with our stock transfer agent totaled $612 and $14, respectively. Fees for our board of directors were $157 and $0, respectively, for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012.

Our other general and administrative expenses totaled $677 and $23 for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively, and consisted of the following:

	Three Months Ended June 30, 2013	Period from June 18, 2012 to June 30, 2012
Expenses associated with our independent audit and related fees	$85	$10
Compensation of our chief compliance officer	11	2
Legal fees	199	2
Printing fees	109	5
Other	273	4

Total	$677	$23

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, the ratio of our operating expenses to our average net assets was 0.82% and 1.26%, respectively, and the ratio of our total operating expenses to our average net assets, which includes $0 and $135, respectively, of expense reimbursements from Franklin Square Holdings, was 0.82% and 0.09%, respectively. During three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, our ratio of total operating expenses to average net assets included $1,967 and $0, respectively, related to interest expense and $(2,839) and $65, respectively, related to accruals for (reversals of) incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.90% and 0.70% for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Net Investment Income

Our net investment income (loss) totaled $19,282 ($0.17 per share) and $8 ($0.04 per share) for the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $72,845 and $31,485, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $811. During the three months ended June 30, 2013, we earned $12,426 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $41 from settlements on foreign currency. We sold investments of $442 during the period from June 18, 2012 through June 30, 2012, from which we realized net gains of $4.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(13,734); net change in unrealized appreciation (depreciation) on our TRS was $(9,612); and the net change in unrealized gain (loss) on foreign currency was $30. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2013 was primarily driven by a general widening of credit spreads and the termination of our TRS which converted unrealized gains as of March 31, 2013 into realized gains. For the period from June 18, 2012 through June 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $322. The change in unrealized appreciation (depreciation) on our investments during the period from June 18, 2012 through June 30, 2012 was primarily driven by demand for certain loans in the secondary market, subsequent to our purchase of such loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, the net increase (decrease) in net assets resulting from operations was $9,162 ($0.08 per share) and $322 ($1.40 per share), respectively.

Results of Operations for the Six Months Ended June 30, 2013

Revenues

We generated investment income of $45,199 for the six months ended June 30, 2013 in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $41,736 of cash income earned as well as $3,463 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2013. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $20,540 for the six months ended June 30, 2013. Our operating expenses include base management fees attributed to FSIC II Advisor of $12,580 and administrative services expenses attributed to FSIC II Advisor of $1,105 for the six months ended June 30, 2013.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2013, we accrued capital gains incentive fees of $1,020 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $3,111 for the six months ended June 30, 2013 relating to the JPM Facility and our revolving credit facility and the amortization of deferred financing costs incurred in connection with the establishment of those facilities and our TRS. For the six months ended June 30, 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $220 and fees and expenses incurred with our stock transfer agent totaled $1,047. Fees for our board of directors were $303 for the six months ended June 30, 2013.

Our other general and administrative expenses totaled $1,154 for the six months ended June 30, 2013 and consisted of the following:

Six Months Ended June 30, 2013
Expenses associated with our independent audit and related fees	$163
Compensation of our chief compliance officer	22
Legal fees	399
Printing fees	216
Other	354

Total	$1,154

We generally expect our operating expenses related to our ongoing operations to increase because of the anticipated growth in the size of our asset base. During the six months ended June 30, 2013, the ratio of our operating expenses to our average net assets was 2.28% and the ratio of our total operating expenses to our average net assets, which includes $2,041 of expense recoupments paid to Franklin Square Holdings, was 2.51%. During the six months ended June 30, 2013, our ratio of total operating expenses to average net assets included $3,111 related to interest expense and $1,020 related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 2.05% for the six months ended June 30, 2013. Incentive fees, interest expense and costs relating to our continuous public offering, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance, changes in benchmark interest rates such as LIBOR and offerings of our securities, among other factors.

Expense Reimbursement

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under the expense reimbursement agreement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the six months ended June 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. During the six months ended June 30, 2013, we made expense recoupment payments of $847 to Franklin Square Holdings. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement”.

Net Investment Income

Our net investment income totaled $22,618 ($0.23 per share) for the six months ended June 30, 2013.

Net Realized Gains or Losses

We sold investments and received principal repayments of $120,101 and $75,808 during the six months ended June 30, 2013, from which we realized a net gain of $1,659. During the six months ended June 30, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination our TRS, which are reflected as realized gains, and realized a net loss of $100 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(1,258); the net change in unrealized appreciation (depreciation) on our TRS was $(5,641); and the net change in unrealized gain (loss) on foreign currency was $150. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads and the termination of our TRS which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2013, the net increase (decrease) in net assets resulting from operations was $37,117 ($0.39 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2013, we had $321,084 in cash, which we held in a custodial account, and $455,806 in borrowings available under our debt facilities. Below is a summary of our outstanding financing facilities as of June 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$194,000	$356,000	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$100,194	$99,806	March 27, 2016

During the six months ended June 30, 2013, we sold 80,665,521 shares of our common stock for gross proceeds of $832,088 at an average price per share of $10.32. The gross proceeds received during the six months ended June 30, 2013 include reinvested stockholder distributions of $16,436 for which we issued 1,753,461 shares of common stock. During the six months ended June 30, 2013, we also incurred offering costs of $2,800 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $76,453 for the six months ended June 30, 2013. These sales commissions and fees include $14,680 retained by the dealer manager, FS2, which is one of our affiliates.

Since commencing our continuous public offering and through August 13, 2013, we have sold 161,675,895 shares of common stock for gross proceeds of $1,652,320. As of August 13, 2013, we had raised total gross proceeds of $1,670,915, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012. As of August 13, 2013, we have sold an aggregate of 2,562,690 shares of common stock for aggregate gross proceeds of $23,198 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On July 1, 2013, we repurchased 45,414 shares (representing 100% of shares of common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $429.

Total Return Swap

On June 13, 2013, our wholly-owned, special-purpose financing subsidiary, Del River, and Citibank entered into the termination acknowledgment, pursuant to which Del River and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

The TRS was for a portfolio of senior secured floating rate loans and other debt securities with a maximum notional amount of $425,000. Del River received from Citibank all interest and fees payable in respect of the assets underlying the TRS. Del River paid to Citibank interest at a rate equal to one-month LIBOR plus 1.25% per annum on the full notional amount of the assets subject to the TRS. In addition, upon the termination or repayment of any asset subject to the TRS, Del River either received from Citibank the appreciation in the value of such asset, or paid to Citibank any depreciation in the value of such asset.

Del River was permitted to terminate the TRS upon prior written notice to Citibank and no termination fee was payable in connection with the termination of the TRS.

Upon the termination of the TRS, we recognized $5,437 of gains, $1,836 of which represented periodic net settlement payments due on the TRS.

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River and Cobbs Creek, we entered into the April 2013 amendment to our conventional debt financing arrangement with JPM, which we originally entered into on October 26, 2012 and first amended on February 6, 2013. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

As of June 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $232,800 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $194,000 and $117,500, respectively. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of June 30, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $194,000 and $117,500, plus $736 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of June 30, 2013 and December 31, 2012, the fair value of loans held by Lehigh River was $559,254 and $270,119, respectively, which included loans purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of June 30, 2013 and December 31, 2012, the fair value of loans held by Cobbs Creek was $282,237 and $88,351, respectively.

As of June 30, 2013, we had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of June 30, 2013, $132 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of June 30, 2013. Interest is payable quarterly in arrears commencing in May 2013. We recorded interest expense of $1,593 and $2,721 for the three and six months ended June 30, 2013, respectively, of which $10 and $20, respectively, related to the amortization of deferred financing costs. We paid $2,239 in interest expense during the six months ended June 30, 2013. The average borrowings under the JPM Facility for the six months ended June 30, 2013 were $165,287, with a weighted average interest rate of 3.25%.

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

As of June 30, 2013, $100,194 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,557 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of June 30, 2013, $1,422 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the credit facility was 2.48% per annum as of June 30, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. We recorded interest expense of $369 and $380 for the three and six months ended June 30, 2013, respectively, of which $128 and $135, respectively, related to the amortization of deferred financing costs and $8 and $8, respectively, related to fees on the unused portion of the credit facility. We paid no interest expense for the six months ended June 30, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to June 30, 2013 were $44,059, with a weighted average interest rate of 2.08%.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of August 13, 2013, we have sold an aggregate of 2,562,690 shares of common stock for aggregate gross proceeds of $23,198 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on either a semi-monthly or monthly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept each stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make may represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2013 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647

On July 1, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which were paid on July 31, 2013 to stockholders of record on July 15, 2013 and July 30, 2013, respectively. On August 6, 2013, our board of directors declared two regular semi-monthly cash distributions of $0.031416 per share each, which will be paid on August 30, 2013 to stockholders of record on August 15, 2013 and August 30, 2013, respectively. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. For the six months ended June 30, 2013, no portion of the distributions paid during such period was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	26,613	71%	—	—
Capital gains proceeds from the sale of assets	10,825	29%	4	5%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	73	95%

Total	$37,438	100%	$77	100%

(1)	During the six months ended June 30, 2013, 92% of our gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount and PIK interest. During the six months ended June 30, 2012, 89% of our gross investment income was attributable to cash interest earned and 11% was attributable to non-cash accretion of discount.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2013.

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

Our investments as of June 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Four senior secured loan investments and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Four collateralized securities, which were newly-issued and purchased near June 30, 2013, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of their fair value.

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in “—Financial Condition, Liquidity and Capital Resources—Total Return Swap”), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff informed us that it is their interpretation of the applicable language in the Advisers Act that we should “look through” the TRS in calculating our capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by us as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As of June 30, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP do not exceed the fees which would have been payable in accordance with the “look through” methodology. On June 13, 2013, we terminated the TRS.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2013 and the period from June 18, 2012 through June 30, 2012, we incurred $7,595 and $22, respectively, in base management fees and $644 and $20, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2013, we incurred $12,580 in base management fees and $1,105 in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. During the six months ended June 30, 2013, we accrued capital gains incentive fees of $1,020 based on the performance of our portfolio, all of which was based on unrealized gains. As a result of the foregoing, we have accrued capital gains incentive fees as of June 30, 2013 of $4,090, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor. We paid FSIC II Advisor $37 in capital gains incentive fees during the six months ended June 30, 2013.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM Facility between Cobbs Creek and JPM and the revolving credit facility between Cooper River and Citibank at June 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$194,000	$194,000	—	—	—
Borrowings of Cooper River(2)	$100,194	—	$100,194	—	—

(1)	At June 30, 2013, $356,000 remained unused under the JPM Facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. As of June 30, 2013, the final repurchase transaction was scheduled to occur no later than May 20, 2017.

(2)	At June 30, 2013, $99,806 remained unused under the credit facility. All amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) have been recovered. On June 18, 2012, we satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of June 30, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2013 and 2012:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$7,595	$22	$12,580	$22
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(2,839)	$65	$1,020	$65
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$644	$20	$1,105	$20
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$7,863	$82	$14,680	$82

(1)	During the six months ended June 30, 2013 and 2012, $7,452 and $0, respectively, in base management fees were paid to FSIC II Advisor. Of the $7,595 in base management fees accrued and payable as of June 30, 2013, it is intended that the entire amount will be paid to FSIC II Advisor.

(2)	During the three months ended June 30, 2013, we reversed $2,839 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the six months ended June 30, 2013 and 2012, we accrued capital gains incentive fees of $1,020 and $65, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. As of December 31, 2012, we had accrued capital gains incentive fees of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. As a result of the foregoing, we have accrued capital gains incentive fees as of June 30, 2013 of $4,090, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor. We paid FSIC II Advisor $37 in capital gains incentive fees during the six months ended June 30, 2013.

(3)	During the six months ended June 30, 2013 and 2012, $932 and $15, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $718 and $0 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2013 and 2012, respectively.

(4)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of August 13, 2013, we have sold an aggregate of 2,562,690 shares of common stock for aggregate gross proceeds of $23,198 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with affiliates of FSIC II Advisor, including FS Investment Corporation and FS Energy and Power Fund and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement Agreement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the six month period ending June 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. During the six months ended June 30, 2013, we made expense recoupment payments of $847 to Franklin Square Holdings. As of June 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $34 of our shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Recent Developments

During the period from July 1, 2013 to August 13, 2013, we sold 25,438,846 shares of common stock for gross proceeds of $264,284 at an average price per share of $10.39.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 67.5% of our portfolio investments (based on fair value) paid variable interest rates, 0.5% were non-income producing investments and the remainder (32.0%) paid fixed interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the $200 million credit facility which Cooper River maintains with Citibank, Cooper River borrows at a floating rate based on LIBOR. Under the terms of the JPM Facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest rate expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of June 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(134)	$(431)	$297	0.2%
Current LIBOR	—	—	—	—
Up 100 basis points	1,137	1,437	(300)	(0.2)%
Up 300 basis points	19,295	4,312	14,983	11.7%
Up 500 basis points	37,799	7,186	30,613	23.9%

(1)	Assumes no change in defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended June 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	76,086	$9.36	76,086	(1)
May 1 to May 31, 2013	—	—	—	—
June 1 to June 30, 2013	—	—	—	—

Total	76,086	$9.36	76,086	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus on Form 497 (File No. 333-175654) filed on May 14, 2013.)

4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgment (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)