Form 10-Q
period 2013-09-30
FS Investment Corp II
filed 2013-11-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 213,905,575 shares of common stock outstanding as of October 29, 2013.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Investments, at fair value (amortized cost—$2,148,858 and $480,606, respectively)	$2,159,726	$488,642
Cash	485,742	107,157
Due from counterparty	—	97,441
Receivable for investments sold and repaid	3,743	3,538
Interest receivable	30,764	4,131
Receivable for common stock purchased	50	482
Deferred financing costs	1,413	162
Reimbursement due from sponsor(1)	—	1,635
Receivable due on total return swap(2)	—	396
Unrealized appreciation on total return swap(2)	—	5,641
Prepaid expenses and other assets	25	100

Total assets	$2,681,463	$709,325

Liabilities
Payable for investments purchased	$51,926	$53,636
Repurchase agreement payable(3)	550,000	117,500
Credit facility payable(4)	170,494	—
Stockholder distributions payable	—	3,344
Management fees payable	11,067	2,467
Accrued capital gains incentive fees(5)	5,132	3,548
Subordinated income incentive fees payable(5)	8,871	—
Administrative services expense payable	820	181
Interest payable	2,073	274
Directors’ fees payable	180	—
Other accrued expenses and liabilities	931	648

Total liabilities	801,494	181,598

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 201,002,471 and 57,612,806 shares issued and outstanding, respectively	201	58
Capital in excess of par value	1,861,312	517,604
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(6)	10,464	—
Accumulated distributions in excess of net investment income(6)	(2,876)	(3,482)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	10,868	13,547

Total stockholders’ equity	1,879,969	527,727

Total liabilities and stockholders’ equity	$2,681,463	$709,325

Net asset value per share of common stock at period end	$9.35	$9.16

(1)	See Note 4 for a discussion of reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 8 for a discussion of the Company’s credit facility.

(5)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$47,105	$1,824	$89,381	$1,842
Fee income	14,167	—	17,090	—

Total investment income	61,272	1,824	106,471	1,842

Operating expenses
Management fees	11,067	826	23,647	848
Capital gains incentive fees(1)	1,042	1,015	2,062	1,080
Subordinated income incentive fees(1)	8,871	—	8,871	—
Administrative services expenses	777	100	1,882	120
Stock transfer agent fees	561	148	1,608	162
Accounting and administrative fees	175	7	395	8
Interest expense	3,563	5	6,674	5
Organization costs	—	—	—	205
Directors’ fees	177	68	480	68
Other general and administrative expenses	594	154	1,748	177

Total operating expenses	26,827	2,323	47,367	2,673
Less: Expense reimbursement from sponsor(2)	—	(712)	—	(847)
Add: Expense recoupment to sponsor(2)	—	—	2,041	—

Net operating expenses	26,827	1,611	49,408	1,826

Net investment income (loss)	34,445	213	57,063	16

Realized and unrealized gain/loss
Net realized gain (loss) on investments	1,114	1,147	2,773	1,151
Net realized gain (loss) on total return swap(3)	—	135	19,689	135
Net realized gain (loss) on foreign currency	(44)	—	(144)	—
Net change in unrealized appreciation (depreciation) on investments	4,090	2,020	2,832	2,342
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	1,773	(5,641)	1,773
Net change in unrealized gain (loss) on foreign currency	(20)	—	130	—

Total net realized and unrealized gain (loss) on investments	5,140	5,075	19,639	5,401

Net increase (decrease) in net assets resulting from operations	$39,585	$5,288	$76,702	$5,417

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.24	$0.47	$0.64	$1.42

Weighted average shares outstanding	165,565,150	11,134,670	119,689,382	3,822,298

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the three and nine months ended September 30, 2013 and 2012, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operations
Net investment income (loss)	$57,063	$16
Net realized gain (loss) on investments, total return swap and foreign currency(1)	22,318	1,286
Net change in unrealized appreciation (depreciation) on investments	2,832	2,342
Net change in unrealized appreciation (depreciation) on total return swap(1)	(5,641)	1,773
Net change in unrealized gain (loss) on foreign currency	130	—

Net increase (decrease) in net assets resulting from operations	76,702	5,417

Stockholder distributions(2)
Distributions from net investment income	(56,457)	(1,275)
Distributions from net realized gain on investments	(11,854)	(1,151)

Net decrease in net assets resulting from stockholder distributions	(68,311)	(2,426)

Capital share transactions
Issuance of common stock	1,312,484	208,953
Reinvestment of stockholder distributions	37,108	640
Repurchases of common stock	(1,141)	—
Offering costs	(4,600)	(2,382)
Reimbursement of investment adviser(3)	—	(3,202)
Capital contributions of investment adviser	—	2,389

Net increase in net assets resulting from capital share transactions	1,343,851	206,398

Total increase in net assets	1,352,242	209,389
Net assets at beginning of period	527,727	200

Net assets at end of period	$1,879,969	$209,589

Accumulated distributions in excess of net investment income(2)	$(2,876)	$(1,279)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$76,702	$5,417
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,051,561)	(260,149)
Paid-in-kind interest	(308)	—
Proceeds from sales and repayments of investments	394,681	70,313
Net realized (gain) loss on investments	(2,773)	(1,151)
Net change in unrealized (appreciation) depreciation on investments	(2,832)	(2,342)
Net change in unrealized (appreciation) depreciation on total return swap(1)	5,641	(1,773)
Accretion of discount	(8,291)	(188)
Amortization of deferred financing costs	306	5
(Increase) decrease in due from counterparty	97,441	(61,191)
(Increase) decrease in receivable for investments sold and repaid	(205)	(17,793)
(Increase) decrease in expense reimbursement due from sponsor(2)	1,635	(712)
(Increase) decrease in interest receivable	(26,633)	(1,694)
(Increase) decrease in receivable due on total return swap(1)	396	(61)
(Increase) decrease in prepaid expenses and other assets	75	—
Increase (decrease) in payable for investments purchased	(1,710)	63,857
Increase (decrease) in management fees payable	8,600	826
Increase (decrease) in accrued capital gains incentive fees	1,584	1,080
Increase (decrease) in subordinated income incentive fees payable	8,871	—
Increase (decrease) in administrative services expense payable	639	83
Increase (decrease) in deferred financing costs payable	—	19
Increase (decrease) in interest payable	1,799	—
Increase (decrease) in directors’ fees payable	180	—
Increase (decrease) in other accrued expenses and liabilities	283	322

Net cash used in operating activities	(1,495,480)	(205,132)

Cash flows from financing activities
Issuance of common stock	1,312,916	208,953
Reinvestment of stockholder distributions	37,108	640
Repurchases of common stock	(1,141)	—
Offering costs	(4,600)	(2,382)
Capital contributions of investment adviser	—	2,389
Reimbursement of investment adviser(3)	—	(3,202)
Stockholder distributions	(71,655)	(1,134)
Borrowings under credit facility(4)	170,494	—
Borrowings under repurchase agreement(5)	432,500	—
Deferred financing costs paid	(1,557)	(19)

Net cash provided by financing activities	1,874,065	205,245

Total increase (decrease) in cash	378,585	113
Cash at beginning of period	107,157	200

Cash at end of period	$485,742	$313

Supplemental disclosure
Local taxes paid	$74	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s credit facility. During the nine months ended September 30, 2013, the Company paid $345 in interest expense on the credit facility.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2013, the Company paid $4,224 in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—55.2%
A.T. Cross Co.	(d)(f)	Retailing	L+825		9/6/19	$57,000	$57,000	$57,000
Air Medical Group Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	6/30/18	4,439	4,541	4,527
Alcatel-Lucent USA Inc.	(d)(f)(h)	Technology Hardware & Equipment	L+475	1.0%	1/30/19	8,159	8,204	8,234
Alon USA Partners, L.P.	(d)(h)	Energy	L+800	1.3%	11/26/18	4,135	3,947	4,284
Alvogen Pharma US, Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	8,313	8,234	8,292
Amaya Holdings Corp.	(f)(h)	Consumer Services	L+775	1.3%	11/5/15	7,700	7,677	7,739
Apex Tool Group, LLC		Capital Goods	L+325	1.3%	1/31/20	5,313	5,289	5,331
Ascension Insurance, Inc.	(d)(e)	Insurance	L+825	1.3%	3/5/19	79,615	78,224	78,819
Attachmate Corp.	(f)	Software & Services	L+575	1.5%	11/22/17	2,684	2,717	2,694
Audio Visual Services Group, Inc.	(d)(f)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	10,132	10,136	10,284
Audio Visual Services Group, Inc.		Technology Hardware & Equipment	L+550	1.3%	11/9/17	7,500	7,500	7,495
Avaya Inc.	(d)	Technology Hardware & Equipment	L+450		10/26/17	3,361	3,059	3,017
Avaya Inc.	(d)(f)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	11,931	11,319	11,328
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,214	14,079	14,428
Blue Coat Systems, Inc.	(d)	Software & Services	L+350	1.0%	5/31/19	2,127	2,127	2,138
Boomerang Tube, LLC	(d)	Energy	L+950	1.5%	10/11/17	4,750	4,628	4,631
Bright Horizons Family Solutions LLC		Health Care Equipment & Services	L+300	1.0%	1/30/20	1,005	996	1,006
Burleigh Point, Ltd.	(d)(h)	Retailing	12.0%		12/31/13	112,000	109,998	114,106
Cenveo Corp.	(f)	Commercial & Professional Services	L+500	1.3%	2/13/17	3,071	3,057	3,095
Clear Channel Communications, Inc.	(d)	Media	L+365		1/29/16	6,156	5,177	5,815
Clover Technologies Group, LLC	(f)	Commercial & Professional Services	L+550	1.3%	5/7/18	5,847	5,847	5,853
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	18,815	18,864	18,815
The Container Store, Inc.	(e)	Consumer Durables & Apparel	L+425	1.3%	4/6/19	985	985	994
Corner Investment PropCo, LLC	(d)(f)(h)	Consumer Services	L+975	1.3%	11/2/19	36,000	36,524	36,900
CoSentry.Net, LLC		Software & Services	L+800	1.3%	7/24/19	30,000	30,000	30,000
Crestwood Holdings LLC	(f)	Energy	L+600	1.0%	6/19/19	5,803	5,775	5,923
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,938	3,976	3,967
DigitalGlobe, Inc.	(d)(h)	Software & Services	L+275	1.0%	1/31/20	2,534	2,534	2,538

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Drumm Investors LLC		Health Care Equipment & Services	L+375	1.3%	5/4/18	$1,497	$1,443	$1,438
Eastman Kodak Co.	(f)(h)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,255	7,111	7,216
Education Management LLC	(f)(h)	Consumer Services	L+400		6/1/16	3,978	3,546	3,736
Edwards (Cayman Island II) Ltd.	(f)(h)	Capital Goods	L+350	1.3%	3/26/20	3,638	3,603	3,643
EquiPower Resources Holdings, LLC	(f)(g)	Utilities	L+325	1.0%	12/21/18	1,469	1,501	1,476
ERC Ireland Holdings Ltd.	(h)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,269	11,180	15,224
FairPoint Communications, Inc.	(d)	Telecommunication Services	L+625	1.3%	2/14/19	$13,059	12,939	13,180
Fram Group Holdings Inc.	(f)	Automobiles & Components	L+500	1.5%	7/29/17	2,915	2,956	2,869
Hamilton Lane Advisors, LLC	(f)	Diversified Financials	L+400	1.3%	2/23/18	1,749	1,764	1,749
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+350		7/11/14	7,041	6,652	6,046
Ikaria Acquisition Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	7,179	7,075	7,224
ILC Industries, LLC	(f)	Capital Goods	L+650	1.5%	7/11/18	4,845	4,830	4,748
Inmar, Inc.	(f)	Software & Services	L+525	1.3%	8/4/17	4,876	4,906	4,885
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	35,069	34,853	35,069
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+575	1.3%	8/15/19	5,000	4,926	5,028
Lantiq Deutschland GmbH	(d)(h)	Software & Services	L+900	2.0%	11/16/15	1,521	1,437	1,391
Larchmont Resources, LLC	(f)	Energy	L+725	1.0%	8/7/19	7,410	7,337	7,419
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	101,190	101,190	101,190
MMI International Ltd.	(f)(h)	Technology Hardware & Equipment	L+600	1.3%	11/2/18	10,891	10,580	10,564
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	3,729	3,753	3,752
MModal Inc.	(d)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	16,801	16,458	16,409
Moxie Liberty LLC	(f)	Energy	L+650	1.0%	8/21/20	7,353	7,280	7,463
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,712	2,729	2,729
National Mentor Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,919	8,032	8,013
National Vision, Inc.	(f)	Health Care Equipment & Services	L+575	1.3%	8/2/18	2,370	2,399	2,382
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,859	4,007
Nexeo Solutions, LLC	(d)	Capital Goods	L+350	1.5%	9/8/17	6,920	6,835	6,799
Nova Wildcat Amerock, LLC	(d)(f)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	75,000	75,000	75,000
Pact Group (USA), Inc.	(h)	Commercial & Professional Services	L+275	1.0%	5/29/20	2,648	2,636	2,615
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,875

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Panda Temple Power, LLC (TLA)	(d)	Energy	L+700	1.5%	7/17/18	$2,000	$2,017	$2,044
Patheon Inc.	(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/6/18	10,182	9,906	10,283
Professional Plumbing Group, Inc.	(d)(f)	Capital Goods	L+875	0.8%	7/31/19	32,500	32,500	32,500
PRV Aerospace, LLC	(f)	Capital Goods	L+525	1.3%	5/9/18	3,039	3,064	3,053
Reddy Ice Holdings, Inc.	(f)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,185	1,173	1,183
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	11/30/18	8,558	8,482	8,697
Smile Brands Group Inc.	(d)(e)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	32,000	31,291	31,610
Sorenson Communication, Inc.	(d)(f)	Telecommunication Services	L+825	1.3%	10/31/14	29,829	29,924	30,157
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,243	8,318	8,295
Sprint Industrial Holdings LLC	(f)	Energy	L+575	1.3%	11/14/19	6,413	6,352	6,465
Stallion Oilfield Holdings, Inc.	(d)(f)	Energy	L+675	1.3%	6/19/18	9,975	9,879	10,081
Technicolor SA	(d)(f)(h)	Media	L+600	1.3%	7/10/20	19,608	19,030	19,242
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,622	6,513	6,634
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	915	914	920
TravelCLICK, Inc.	(f)	Consumer Services	L+450	1.3%	3/16/16	1,974	1,976	1,983
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	108,396	108,396	108,396
UTEX Industries, Inc.	(f)	Energy	L+350	1.3%	4/10/20	2,696	2,684	2,697

Total Senior Secured Loans—First Lien							1,097,459	1,110,632
Unfunded Loan Commitments							(72,515)	(72,515)

Net Senior Secured Loans—First Lien							1,024,944	1,038,117

Senior Secured Loans—Second Lien—30.4%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	479
Alliance Laundry Systems LLC	(d)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,418	3,486
American Energy—Utica, LLC	(d)(e)	Energy	L+950	1.5%	9/30/18	100,000	100,000	100,000
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	17,223	17,247	17,036
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	15,320	15,191	15,320
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,641	3,598
BJ’s Wholesale Club, Inc.	(d)	Food & Staples Retailing	L+850	1.3%	3/26/20	2,766	2,741	2,831
Blackboard Inc.	(e)	Software & Services	L+1000	1.5%	4/4/19	1,000	933	1,030

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Brand Energy & Infrastructure Services, Inc.	(e)	Energy	L+975	1.3%	10/23/19	$6,000	$5,790	$6,155
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,118	1,078	1,135
Camp International Holding Co.	(e)	Capital Goods	L+875	1.3%	11/29/19	1,000	1,015	1,023
Capital Automotive L.P.	(f)	Real Estate	L+500	1.0%	4/30/20	7,895	7,857	8,092
Centaur Acqusition, LLC	(g)	Consumer Services	L+750	1.3%	2/20/20	3,585	3,564	3,621
Cervalis LLC	(d)(e)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,597	30,000
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	6,448	6,340	6,593
Citrus Energy Appalachia, LLC	(d)	Energy	L+850	1.3%	7/26/18	15,469	14,998	15,353
Consolidated Precision Products Corp.	(d)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,859	15,516
Eastman Kodak Co.	(h)	Consumer Durables & Apparel	L+950	1.3%	7/31/20	25,000	24,381	25,360
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	6/14/19	3,024	2,864	2,843
Keystone Automotive Operations, Inc.	(d)(e)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,623	44,278
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	6,154	6,097	6,388
Leedsworld Inc.	(d)(e)(f)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
LM U.S. Member LLC	(d)	Transportation	L+825	1.3%	10/19/20	6,114	6,038	6,206
Onex Carestream Finance L.P.	(d)(e)	Health Care Equipment & Services	L+850	1.0%	12/5/19	10,700	10,494	10,647
Paw Luxco II Sarl	(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€7,000	8,494	8,503
Quikrete Holdings, Inc.	(e)(g)	Capital Goods	L+600	1.0%	3/26/21	$3,922	3,882	4,002
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,890	1,920
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,961	3,945
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,015
SESAC Holdings Inc.	(d)	Media	L+875	1.3%	7/12/19	2,000	1,973	2,050
Sheridan Holdings, Inc.	(e)	Health Care Equipment & Services	L+775	1.3%	7/1/19	273	270	274
Smart & Final Inc.	(d)(e)	Food & Staples Retailing	L+925	1.3%	11/16/20	6,892	6,704	7,019
StoneRiver Group, L.P.	(e)	Software & Services	L+725	1.3%	5/30/20	11,009	10,956	11,202
Teine Energy Ltd.	(e)(h)	Energy	L+625	1.3%	5/17/19	5,473	5,395	5,431
Therakos, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,267	28,840
TNS, Inc.	(e)	Telecommunication Services	L+800	1.0%	8/14/20	30,469	30,041	30,888
Travelport LLC	(e)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,227	5,292
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/28/19	4,186	4,131	3,631

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Ultima US Holdings LLC	(h)	Capital Goods	L+850	1.0%	12/31/20	$57,000	$55,891	$55,860
US Renal Care, Inc.	(g)	Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,450	2,521
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,228	3,276
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	847
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,952	5,055

Total Senior Secured Loans—Second Lien							564,336	572,061

Senior Secured Bonds—10.6%
Advanced Lighting Technologies, Inc.	(d)(e)	Materials	10.5%		6/1/19	35,500	31,102	29,288
Allen Systems Group, Inc.	(e)	Software & Services	10.5%		11/15/16	14,225	9,557	8,642
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	7.0%		4/1/19	16,000	14,955	15,000
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	9.0%		4/1/19	8,000	7,954	7,760
Caesars Entertainment Operating Co.	(h)	Consumer Services	9.0%		2/15/20	10,000	9,581	9,445
Caesars Entertainment Resort Properties, LLC	(d)(g)(h)	Consumer Services	11.0%		10/1/21	40,000	40,000	40,000
Clear Channel Communications, Inc.	(d)	Media	9.0%		12/15/19	1,844	1,708	1,822
Edgen Murray Corp.	(d)(h)	Capital Goods	8.8%		11/1/20	2,000	1,987	2,040
Erickson Air-Crane Inc.	(d)	Capital Goods	8.3%		5/1/20	13,312	13,045	13,096
Global A&T Electronics Ltd.	(e)(h)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,772
JW Aluminum Co.	(e)	Materials	11.5%		11/15/17	5,000	4,919	5,031
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	18,564	17,671	17,177
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,788	4,003
Prince Mineral Holding Corp.	(d)	Materials	11.5%		12/15/19	2,750	2,720	2,943
Sorenson Communication, Inc.	(d)(e)	Telecommunication Services	10.5%		2/1/15	37,000	33,740	26,831
Travelport LLC	(d)	Consumer Services	4.0%, 4.4% PIK		12/1/16	8,051	7,064	8,115

Total Senior Secured Bonds							208,791	198,965

Subordinated Debt—11.9%
Alliant Holdings I, Inc.	(d)	Insurance	7.9%		12/15/20	4,000	4,000	4,060
Amkor Technology, Inc.	(d)(h)	Semiconductors & Semiconductor Equipment	6.4%		10/1/22	1,250	1,250	1,200
Antero Resources Finance Corp.		Energy	6.0%		12/1/20	4,000	4,000	4,055
Atlas Energy Holdings	(h)	Energy	7.8%		1/15/21	5,000	5,000	4,673

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	$7,000	$7,039	$4,410
Beazer Homes USA, Inc.	(h)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,640
BOE Intermediate Holding Corp.		Materials	9.8% PIK		11/1/17	5,750	5,696	6,038
Brocade Communications Systems, Inc.	(h)	Telecommunication Services	4.6%		1/15/23	2,750	2,750	2,551
Cablevision Systems Corp.	(d)(h)	Media	5.9%		9/15/22	2,780	2,780	2,738
CrownRock, L.P.	(d)(e)	Energy	7.1%		4/15/21	30,000	30,000	29,817
Diamondback Energy, Inc.	(h)	Energy	7.6%		10/1/21	4,250	4,250	4,352
DigitalGlobe, Inc.	(h)	Software & Services	5.3%		2/1/21	1,100	1,100	1,060
DuPont Fabros Technology, L.P.	(h)	Real Estate	5.9%		9/15/21	5,000	5,000	4,990
EPE Holdings LLC	(d)	Energy	8.9% PIK		12/15/17	4,172	4,154	4,360
EPL Oil & Gas, Inc.	(e)(h)	Energy	8.3%		2/15/18	2,150	2,132	2,274
Era Group Inc.	(h)	Energy	7.8%		12/15/22	7,250	7,133	7,232
Halcon Resources Corp.	(d)(h)	Energy	8.9%		5/15/21	2,250	2,355	2,324
Hub International Ltd.	(g)	Insurance	7.9%		10/1/21	3,500	3,500	3,509
iStar Financial, Inc.	(h)	Real Estate	7.1%		2/15/18	5,000	5,000	5,386
Jefferies Finance LLC	(h)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,497
The Kenan Advantage Group, Inc.	(d)	Transportation	8.4%		12/15/18	2,500	2,500	2,625
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	2,800	2,720	2,940
LBC Tank Terminals Holding Netherlands BV	(e)(h)	Materials	6.9%		5/15/23	1,000	1,000	1,011
Legacy Reserves L.P.	(d)(h)	Energy	8.0%		12/1/20	8,250	8,084	8,314
Legacy Reserves L.P.	(d)(h)	Energy	6.6%		12/1/21	4,900	4,824	4,568
Memorial Production Partners L.P.	(d)(h)	Energy	7.6%		5/1/21	2,600	2,563	2,522
Mood Media Corp.	(d)(e)(h)	Media	9.3%		10/15/20	46,207	45,513	39,507
NeuStar, Inc.	(h)	Software & Services	4.5%		1/15/23	2,750	2,750	2,517
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	14,705
Resolute Energy Corp.	(h)	Energy	8.5%		5/1/20	5,800	5,867	5,980
Revlon Consumer Products Corp.	(h)	Household & Personal Products	5.8%		2/15/21	5,050	5,050	4,848
Rex Energy Corp.	(d)(h)	Energy	8.9%		12/1/20	15,000	14,900	15,731
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	2,872
Seven Generations Energy Ltd.	(h)	Energy	8.3%		5/15/20	1,000	1,000	1,035

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Sidewinder Drilling Inc.	(d)	Capital Goods	9.8%		11/15/19	$2,000	$2,000	$1,953
Six Flags Entertainment Corp.	(h)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,406
Southern Graphics Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,048
Tenet Healthcare Corp.	(h)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	5,789
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,097
Windstream Corp.	(h)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,385

Total Subordinated Debt							232,010	224,019

Collateralized Securities—5.6%
AMMC 2012 CDO 11A Class Subord.	(h)	Diversified Financials	6.4%		10/30/23	6,000	4,673	5,007
Apidos CLO XIV Class E	(h)	Diversified Financials	L+440		4/15/25	6,000	5,334	5,352
Ares 2012 CLO 2A Class Subord.	(h)	Diversified Financials	5.7%		10/12/23	8,500	7,704	6,996
CGMS CLO 2013-3A Class E	(h)	Diversified Financials	L+525		7/15/25	5,000	4,469	4,368
CGMS CLO 2013-3A Class Subord.	(h)	Diversified Financials	12.8%		7/15/25	22,000	20,634	21,262
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(h)	Diversified Financials	13.1%		8/1/25	15,000	13,842	15,185
Octagon CLO 2012-1A Class Income	(h)	Diversified Financials	9.6%		1/15/24	4,650	3,617	4,060
Wind River CLO Ltd. 2013-1A Class Subord. B	(h)	Diversified Financials	15.0%		4/20/25	40,720	37,827	42,209

Total Collateralized Securities							98,100	104,439

						Number of Shares	Cost	Fair Value(c)
Equity/Other—1.2%
A.T. Cross Co., Common Equity, Class A Units	(i)	Retailing				1,000,000	1,000	1,000
American Energy Ohio Holdings, LLC, Common Equity	(i)(j)	Energy				6,743,362	6,743	6,743
Burleigh Point, Ltd., Warrants	(h)(i)	Retailing				17,256,081	1,898	3,279
Eastman Kodak Co., Common Equity	(h)(i)	Consumer Durables & Apparel				1,846	36	46
ERC Ireland Holdings Ltd., Warrants	(h)(i)	Telecommunication Services				4,943	—	—
ERC Ireland Holdings Ltd., Common Equity	(h)(i)	Telecommunication Services				21,099	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)	Capital Goods				60,872	5,000	4,145

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(c)
Professional Plumbing Group, Inc., Common Equity	(i)	Capital Goods	3,000,000	$3,000	$3,000
Therakos, Inc., Common Equity	(i)	Pharmaceuticals, Biotechnology & Life Sciences	14,366	3,000	3,912

Total Equity/Other				20,677	22,125

TOTAL INVESTMENTS—114.9%				$2,148,858	2,159,726

LIABILITIES IN EXCESS OF OTHER ASSETS—(14.9%)					(279,757)

NET ASSETS—100.0%					$1,879,969

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)	Denominated in U.S. dollars unless otherwise noted.
(c)	Fair value determined by the Company’s board of directors (see Note 7).
(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).
(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).
(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).
(g)	Position or portion thereof unsettled as of September 30, 2013.
(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2013, 75.6% of the Company’s total assets represented qualifying assets.
(i)	Security is non-income producing.
(j)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	$953	$952	$955
Travelport LLC	(d)	Consumer Services	L+475	1.5%	8/23/13	2,000	2,028	2,043
Willbros United States Holdings, Inc.	(f)(g)	Energy	L+750	2.0%	6/30/14	2,000	1,960	2,005

Total Senior Secured Loans—First Lien							166,983	170,028
Unfunded Loan Commitments							(10,204)	(10,204)

Net Senior Secured Loans—First Lien							156,779	159,824

Senior Secured Loans—Second Lien—28.3%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+775	1.5%	6/18/18	500	501	504
Alliance Laundry Systems LLC	(d)	Consumer Durables & Apparel	L+825	1.3%	12/10/19	4,216	4,174	4,274
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	5,500	5,398	5,426
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+900	1.3%	4/30/19	9,615	9,425	9,495
BJ’s Wholesale Club, Inc.	(d)	Food & Staples Retailing	L+850	1.3%	3/26/20	2,766	2,739	2,849
Blackboard Inc.	(e)	Software & Services	L+1000	1.5%	4/4/19	1,000	927	964
Brand Energy & Infrastructure Services, Inc.	(e)	Energy	L+975	1.3%	10/23/19	6,000	5,766	5,930
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,739	1,672	1,765
Camp International Holding Co.	(e)	Capital Goods	L+875	1.3%	11/29/19	1,000	1,017	1,022
Cannery Casino Resorts, LLC		Consumer Services	L+875	1.3%	10/2/19	4,000	3,922	3,823
CHG Healthcare Inc.		Health Care Equipment & Services	L+775	1.3%	11/20/20	5,787	5,672	5,827
Equipower Resources Holdings, LLC	(e)	Utilities	L+850	1.5%	6/21/19	1,000	981	1,029
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	6/14/19	4,000	3,770	3,960
John Henry Holdings, Inc.	(d)(e)	Commercial Services & Supplies	L+900	1.3%	5/6/19	23,250	22,903	22,785
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	6,154	6,093	6,169
LM U.S. Member LLC	(d)(f)	Transportation	L+825	1.3%	10/15/20	6,114	6,032	6,168
NES Rentals Holdings, Inc.	(d)	Capital Goods	L+1150	1.8%	10/14/14	1,000	1,004	1,000
Pharmaceutical Research Associates, Inc.	(d)(e)	Health Care Equipment & Services	L+925	1.3%	11/27/19	25,000	24,751	25,266
Smart & Final Inc.	(e)	Food & Staples Retailing	L+925	1.3%	11/16/20	9,600	9,314	9,696
Sensus U.S.A. Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,057	2,060
Sheridan Holdings, Inc.	(e)	Health Care Equipment & Services	L+775	1.3%	7/1/19	273	270	277
Southern Pacific Resource Corp.	(d)(g)	Energy	Prime+750		1/7/16	4,975	5,034	5,042

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/27/18	$4,186	$4,125	$4,169
Venoco, Inc.	(d)	Energy	L+700	1.5%	6/30/17	3,929	3,852	4,012
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	835
WP CPP Holdings, LLC	(d)(f)	Capital Goods	L+925	1.3%	6/28/20	15,000	14,850	15,150

Total Senior Secured Loans—Second Lien							147,080	149,497

Senior Secured Bonds—9.2%
Advanced Lighting Technologies, Inc.	(d)(e)	Capital Goods	10.5%		6/1/19	10,000	9,890	9,938
Avaya Inc.	(d)	Technology Hardware & Equipment	7.0%		4/1/19	2,000	1,853	1,873
Avaya Inc.		Technology Hardware & Equipment	9.0%		4/1/19	5,000	5,000	5,075
Cenveo Corp.	(d)	Commercial & Professional Services	8.9%		2/1/18	4,188	3,756	3,998
Clear Channel Communications, Inc.	(d)(f)	Media	9.0%		12/15/19	1,844	1,697	1,699
Eastman Kodak Co.		Media	10.6%		3/15/19	1,000	665	823
Edgen Murray Corp.	(d)(g)	Capital Goods	8.8%		11/1/20	2,000	1,986	2,020
JW Aluminum Co.	(e)	Materials	11.5%		11/15/17	5,000	4,908	4,850
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,798	3,888
PH Holding LLC	(d)	Consumer Durables & Apparel	9.8%		12/31/17	5,000	4,909	5,050
Prince Mineral Holdings Corp.		Materials	11.5%		12/15/19	2,750	2,718	2,870
Sorenson Communication, Inc.		Telecommunication Services	10.5%		2/1/15	2,000	1,691	1,668
Technicolor SA	(g)	Technology Hardware & Equipment	9.4%		5/26/17	888	812	917
Travelport LLC	(d)	Consumer Services	L+600 PIK		12/1/16	4,907	3,856	3,939

Total Senior Secured Bonds							47,539	48,608

Subordinated Debt—20.4%
Alliant Holdings I, Inc.		Insurance	7.9%		12/15/20	4,000	4,000	4,020
Amkor Technologies Inc.	(d)(g)	Semiconductors & Semiconductor Equipment	6.4%		10/1/22	1,250	1,250	1,227
Antero Resources Finance Corp.		Energy	6.0%		12/1/20	7,250	7,250	7,350
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,045	6,546
Cablevision Systems Corp.	(d)(g)	Media	5.9%		9/15/22	2,780	2,780	2,794
EPE Holdings LLC		Energy	8.1%		12/15/17	4,000	3,980	3,965

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
EPL Oil & Gas Inc.	(e)(g)	Energy	8.3%		2/15/18	$2,150	$2,129	$2,217
Era Group Inc.	(g)	Energy	7.8%		12/15/22	7,250	7,128	7,159
GulfMark Offshore, Inc.	(g)	Energy	6.4%		3/15/22	4,425	4,447	4,569
iStar Financial Inc.	(g)	Real Estate	7.1%		2/15/18	5,000	5,000	5,108
Kenan Advantage Group, Inc.		Transportation	8.4%		12/15/18	2,500	2,500	2,586
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	2,800	2,714	2,681
Legacy Reserves, L.P.	(g)	Energy	8.0%		12/1/20	8,250	8,073	8,457
NES Rentals Holdings, Inc.	(d)	Capital Goods	12.3%		4/15/15	7,129	7,150	7,352
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	14,813
Resolute Energy Corp.	(g)	Energy	8.5%		5/1/20	5,800	5,872	5,894
Rex Energy Corp.	(d)(g)	Energy	8.9%		12/1/20	15,000	14,895	15,113
SGS International Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,035
Sidewinder Drilling Inc.		Capital Goods	9.8%		11/15/19	2,000	2,000	2,008
Six Flags Theme Parks Inc.	(g)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,513

Total Subordinated Debt							106,713	107,407

Collateralized Securities—3.5%
AMMC 2012 CDO 11A Class Subord.	(g)	Diversified Financials	17.9%		10/15/23	6,000	5,032	5,983
Ares 2012 CLO 2A Class Subord.	(g)	Diversified Financials	19.0%		10/12/23	8,500	8,231	8,004
Octagon CLO 2012 1A Class Income	(g)	Diversified Financials	17.1%		1/15/24	4,650	4,232	4,321

Total Collateralized Securities							17,495	18,308

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2013, the Company had four wholly-owned financing subsidiaries, Del River LLC, or Del River, Cobbs Creek LLC, or Cobbs Creek, Lehigh River LLC, or Lehigh River, and Cooper River LLC, or Cooper River, and a fifth wholly-owned subsidiary, IC II American Energy Investments, Inc., through which it holds its equity interest in American Energy Ohio Holdings, LLC, a non-controlled and non-affiliated portfolio company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2012 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The December 31, 2012 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

ended December 31, 2012. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should “look through” the TRS in calculating its capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by the Company as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As of June 30, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP did not exceed the fees which would have been payable in accordance with the “look through” methodology. On June 13, 2013, the Company terminated the TRS.

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will receive 20.0% of pre-incentive fee net investment income.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2012 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	139,570,349	$1,447,980	23,198,064	$228,827
Reinvestment of Distributions	3,940,816	37,108	67,356	640

Total Gross Proceeds	143,511,165	1,485,088	23,265,420	229,467
Commissions and Dealer Manager Fees	—	(135,496)	—	(19,874)

Net Proceeds to Company	143,511,165	1,349,592	23,265,420	209,593
Share Repurchase Program	(121,500)	(1,141)	—	—

Net Proceeds from Share Transactions	143,389,665	$1,348,451	23,265,420	$209,593

Status of Continuous Public Offering

Since commencing its continuous public offering and through October 29, 2013, the Company has sold 212,123,966 shares of common stock for gross proceeds of $2,176,627. As of October 29, 2013, the Company had raised total gross proceeds of $2,195,222, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012. During the nine months ended September 30, 2013 and 2012, the Company sold 143,511,165 and 23,265,420 shares of common stock for gross proceeds of $1,485,088 and $229,467 at an average price per share of $10.35 and $9.86, respectively. The gross proceeds received during the nine months ended September 30, 2013 and 2012 include reinvested stockholder distributions of $37,108 and $640, respectively, for which the Company issued 3,940,816 and 67,356 shares of common stock, respectively. During the period from October 1, 2013 to October 29, 2013, the Company sold 13,041,273 shares of common stock for gross proceeds of $135,591 at an average price per share of $10.40.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $135,496 and $19,874 for the nine months ended September 30, 2013 and 2012, respectively.

Prior to September 11, 2013, the Company accepted subscriptions on a continuous basis and issued shares of common stock at semi-monthly closings. On September 11, 2013, the Company transitioned from semi-monthly closings to weekly closings for the sale of shares of common stock in its continuous public offering. Shares of common stock issued pursuant to the Company’s distribution reinvestment plan typically will be issued on the same date that the Company holds its last weekly closing within a month.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company intends to offer to repurchase such shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on the date of repurchase. In months in which the Company repurchases shares of common stock pursuant to its share repurchase program, it expects to conduct repurchases on the same date that it holds its first weekly closing in such month for the sale of shares of common stock in its continuous public offering. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing.

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the nine months ended September 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

On October 2, 2013, the Company repurchased 138,169 shares (representing 100% of the shares of the common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $1,306.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of September 30, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

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

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$11,067	$826	$23,647	$848

FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,042	$1,015	$2,062	$1,080

FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,871	$—	$8,871	$—

FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$777	$100	$1,882	$120

FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$11,388	$3,753	$26,068	$3,835

(1)	During the nine months ended September 30, 2013, $15,047 in base management fees were paid to FSIC II Advisor. During the nine months ended September 30, 2012, $22 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement”). Of the $11,067 in base management fees accrued and payable as of September 30, 2013, it is intended that the entire amount will be paid to FSIC II Advisor.

(2)

During the nine months ended September 30, 2013 and 2012, the Company accrued capital gains incentive fees of $2,062 and $1,080, respectively, based on the performance of its portfolio, of which $2,062 and $885, respectively, was based on unrealized gains and $0 and $195, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. As of December 31, 2012, the Company had accrued capital gains incentive fees of $3,548 based on the performance of its portfolio, of which $3,070 was

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company paid FSIC II Advisor $37 in capital gains incentive fees during the nine months ended September 30, 2013. As of September 30, 2013, the Company had accrued capital gains incentive fees of $5,132 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the nine months ended September 30, 2013, no amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income. As of September 30, 2013, a subordinated incentive fee on income of $8,871 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2013 and 2012, $1,551 and $90, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $1,243 and $37 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2013 and 2012, respectively.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 29, 2013, the Company has sold an aggregate of 3,131,670 shares of common stock for aggregate gross proceeds of $28,576 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the year ended December 31, 2012, the Company accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the nine months ended September 30, 2013, this balance was offset against expense recoupment payable to sponsor. During the nine months ended September 30, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheet as of December 31, 2012, and made expense recoupment payments of $847 to Franklin Square Holdings. As of September 30, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FS Benefit Trust

On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company’s semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $34 of the Company’s shares of common stock at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
September 30, 2012	$0.1812	$2,349
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
September 30, 2013	$0.1837	$30,873

Prior to September 2013, the Company authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with the Company’s transition from semi-monthly closings to weekly closings for the sale of shares of common stock in its continuous public offering, beginning in September 2013, the Company authorizes and declares ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis. On September 10, 2013, the Company’s board of directors declared regular weekly cash distributions for September 2013 through December 2013. The regular weekly cash distributions, each in the amount of $0.0145 per share, have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company expects that for a period of time following commencement of its continuous public offering, which time period may be significant, substantial portions of the Company’s distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by the Company within three years. The purpose of this arrangement is to ensure that no portion of the Company’s distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on the Company’s investment performance and can only be sustained if the Company achieves positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. The Company’s future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that the Company will achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	56,457	83%	428	18%
Capital gains proceeds from the sale of assets	11,854	17%	1,151	47%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	847	35%

Total	$68,311	100%	$2,426	100%

(1)	During the nine months ended September 30, 2013, 92% of the Company’s gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount and paid-in-kind, or PIK, interest. During the nine months ended September 30, 2012, 90% of the Company’s gross investment income was attributable to cash interest earned and 10% was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $69,384 and $1,275, respectively. As of September 30, 2013 and December 31, 2012, the Company had $13,200 and $273, respectively, of undistributed net investment income on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2012 has been adjusted following the filing of the Company’s 2012 tax return in September 2013. The adjustment was due primarily to tax-basis income received by the Company during the year ended December 31, 2012 on account of certain collateralized

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

securities and interests in partnerships held in the Company’s portfolio exceeding GAAP-basis income with respect to such investments for the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
GAAP-basis net investment income	$57,063	$16
Tax-basis deferral and amortization of organization costs	(10)	201
Reversal of incentive fee accrual on unrealized gains	2,062	885
Tax-basis net investment income portion of total return swap payments	10,269	135
Accretion of discount on total return swap	—	38

Tax-basis net investment income	$69,384	$1,275

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

As of September 30, 2013 and December 31, 2012, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2013 (Unaudited)	December 31, 2012
Distributable ordinary income	$13,200	$273
Incentive fee accrual on unrealized gains	(5,132)	(3,070)
Unamortized organization costs	(207)	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	10,595	13,079

	$18,456	$10,065

(1)	As of September 30, 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $37,549. As of December 31, 2012, the gross unrealized appreciation on the

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Company’s investments and TRS was $14,993. As of September 30, 2013 and December 31, 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $26,954 and $1,914, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,149,131 and $480,879 as of September 30, 2013 and December 31, 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $10,595 as of September 30, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS with Citibank N.A., or Citibank, was $13,079 as of December 31, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,024,944	$1,038,117	48%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	564,336	572,061	27%	147,080	149,497	30%
Senior Secured Bonds	208,791	198,965	9%	47,539	48,608	10%
Subordinated Debt	232,010	224,019	10%	106,713	107,407	22%
Collateralized Securities	98,100	104,439	5%	17,495	18,308	4%
Equity/Other	20,677	22,125	1%	5,000	4,998	1%

	$2,148,858	$2,159,726	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $72,515 and one equity/other investment with an unfunded commitment of $6,157. As of December 31, 2012, the Company had one senior secured loan investment with an unfunded commitment of $10,204. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$52,175	3%	$—	—
Capital Goods	202,625	9%	84,807	17%
Commercial & Professional Services	45,640	2%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	145,149	7%	18,248	4%
Consumer Services	137,549	6%	22,982	5%
Diversified Financials	122,390	6%	34,130	7%
Energy	308,297	14%	90,673	19%
Food & Staples Retailing	11,033	1%	16,304	3%
Food, Beverage & Tobacco	4,007	0%	—	—
Health Care Equipment & Services	100,630	5%	50,433	10%
Household & Personal Products	4,848	0%	—	—
Insurance	86,388	4%	4,020	1%
Materials	134,366	6%	7,720	2%
Media	72,222	3%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	75,641	4%	16,805	3%
Real Estate	18,468	1%	5,108	1%
Retailing	307,660	14%	—	—
Semiconductors & Semiconductor Equipment	1,200	0%	1,227	0%
Software & Services	104,696	5%	30,387	6%
Technology Hardware & Equipment	89,274	4%	20,361	4%
Telecommunication Services	125,161	6%	23,240	5%
Transportation	8,831	0%	8,754	2%
Utilities	1,476	0%	10,872	2%

Total	$2,159,726	100%	$488,642	100%

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

As of September 30, 2013 and December 31, 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2013 (Unaudited)	December 31, 2012
Valuation Inputs	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$46	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	2,159,680	488,642	5,641

	$2,159,726	$488,642	$5,641

The Company’s investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Eleven senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, one senior secured bond investment and one equity/other investment, all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity investment which is traded on an active public market was valued at its closing price as of September 30, 2013.

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the TRS in accordance with the agreements between Del River and Citibank which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, see Note 8.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, including the use of an independent valuation firm. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	4,424	1,366	2,064	106	331	—	8,291
Net realized gain (loss)	(93)	776	1,069	1,021	—	—	2,773
Net change in unrealized appreciation (depreciation)	10,128	5,308	(10,895)	(8,685)	5,526	1,440	2,822
Purchases	1,013,999	575,478	174,559	187,785	84,063	15,641	2,051,525
Paid-in-kind interest	86	—	51	171	—	—	308
Sales and redemptions	(150,251)	(160,364)	(16,491)	(63,786)	(3,789)	—	(394,681)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,038,117	$572,061	$198,965	$224,019	$104,439	$22,079	$2,159,680

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,345	$6,476	$(10,166)	$(8,328)	$5,526	$1,440	$6,293

	For the Nine Months Ended September 30, 2012
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	93	10	85	—	—	188
Net realized gain (loss)	412	7	71	661	—	1,151
Net change in unrealized appreciation (depreciation)	987	564	386	25	380	2,342
Purchases	88,481	37,604	35,425	85,593	13,046	260,149
Sales and redemptions	(21,519)	(428)	(6,063)	(42,303)	—	(70,313)
Net transfers in or out of Level 3	—	—	—	—	—	—

Fair value at end of period	$68,454	$37,757	$29,904	$43,976	$13,426	$193,517

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$987	$564	$386	$25	$380	$2,342

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of September 30, 2013 and December 31, 2012 were as follows:

Type of Investment	Fair Value at September 30, 2013(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$489,804	Market Comparables	Market Yield (%)	8.3% - 10.5%	9.4%
Senior Secured Loans—Second Lien	$92,500	Market Comparables	Market Yield (%)	9.8% - 10.3%	10.0%
Equity/Other	$15,336	Market Comparables	EBITDA Multiples (x)	4.5x - 9.3x	6.6x
		Option Valuation Model	Volatility (%)	60.0% - 61.5%	60.8%

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Two senior secured loan investments ($201,190), one senior secured bond investment ($40,000) and one equity/other investment ($6,743), all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. As of September 30, 2013, $48,825 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$35,969	Market Comparables	Market Yield (%)	10.0% - 10.5%	10.3%
Senior Secured Bonds	$5,050	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Equity/Other	$4,998	Market Comparables	EBITDA Multiples (x)	3.3x - 4.5x	4.3x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,204 of the senior secured loans—first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2013. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2012 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016

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

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174,000. The assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture, dated as of February 6, 2013 and as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility is $550,000.

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

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Cobbs Creek when the financing arrangement is fully-ramped is $330,000. The assets held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM Facility.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $660,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $550,000 and $117,500, respectively. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of September 30, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $550,000 and $117,500, respectively, plus $1,355 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of September 30, 2013 and December 31, 2012, the fair value of assets held by Lehigh River was $1,223,564 and $306,851, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of September 30, 2013 and December 31, 2012, the fair value of assets held by Cobbs Creek was $336,641 and $94,247, respectively.

As of September 30, 2013, the Company had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM Facility. As of September 30, 2013, $123 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of September 30, 2013. Interest is payable quarterly in arrears and commenced in May 2013. The Company recorded interest expense of $2,613 and $5,334 for the three and nine months ended September 30, 2013, respectively, of which $9 and $29, respectively, related to the amortization of deferred financing costs. The Company paid $4,224 in interest expense during the nine months ended September 30, 2013. The average borrowings under the JPM Facility for the nine months ended September 30, 2013 were $215,304, with a weighted average interest rate of 3.25%.

Cooper River Credit Facility

On March 27, 2013, Cooper River entered into a revolving credit facility, or the credit facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

The Company may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the credit facility, and will retain a residual interest in any assets contributed through its ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the credit facility are non-recourse to the Company and the Company’s exposure under the credit facility is limited to the value of the Company’s investment in Cooper River.

Borrowings under the credit facility accrue interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 1.75% per annum during the first two years of the facility and three-month LIBOR

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

plus 2.00% per annum thereafter. Borrowings under the credit facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee to the extent the aggregate principal amount available under the credit facility is not borrowed. Outstanding borrowings under the credit facility will be amortized beginning on June 27, 2015. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

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

As of September 30, 2013, $170,494 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the credit facility. As of September 30, 2013, $1,290 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the credit facility was 2.14% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. The Company recorded interest expense of $950 and $1,330 for the three and nine months ended September 30, 2013, respectively, of which $132 and $267, respectively, related to the amortization of deferred financing costs and $73 and $81, respectively, related to fees on the unused portion of the credit facility. The Company paid $345 in interest expense during the nine months ended September 30, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to September 30, 2013 were $92,996, with a weighted average interest rate (including the effect of non-usage fees) of 2.19%.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.16	$9.00
Results of operations(1)
Net investment income (loss)	0.48	0.12
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.16	0.73

Net increase (decrease) in net assets resulting from operations	0.64	0.85

Stockholder distributions(2)
Distributions from net investment income	(0.46)	(0.28)
Distributions from net realized gain on investments	(0.10)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.56)	(0.39)

Capital share transactions
Issuance of common stock(3)	0.15	0.07
Repurchases of common stock(4)	—	—
Offering costs(1)	(0.04)	(0.28)
Reimbursement to investment adviser(1)	—	(0.33)
Capital contributions of investment adviser(1)	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	0.11	(0.30)

Net asset value, end of period	$9.35	$9.16

Shares outstanding, end of period	201,002,471	57,612,806

Total return(5)	8.19%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$1,879,969	$527,727

Ratio of net investment income to average net assets(6)	5.11%	1.29%

Ratio of operating expenses to average net assets(6)	4.24%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.18%	—

Ratio of net operating expenses to average net assets(6)	4.42%	3.06%

Portfolio turnover(7)	31.35%	111.30%

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(5)	The total return for the nine months ended September 30, 2013 was calculated by taking the net asset value per share as of September 30, 2013, adding the cash distributions per share which were declared during the period and dividing the total by the net asset value per share on December 31, 2012. The 2012 total return was calculated by taking the net asset value per share as of December 31, 2012, adding the cash distributions per share which were declared during the calendar year and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during such period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the nine months ended September 30, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012 are used for this calculation. Ratios are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013 (Unaudited)	Year Ended December 31, 2012
Ratio of accrued capital gains incentive fees to average net assets	0.18%	1.63%
Ratio of subordinated income incentive fees to average net assets	0.79%	—
Ratio of interest expense to average net assets	0.60%	0.13%

(7)	Portfolio turnover is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

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

Originated/Proprietary Transactions: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to identify proprietary investment opportunities. We define proprietary investments as any investment originated or structured specifically for us or made by us that was not generally available to the broader market. Proprietary investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe proprietary transactions may offer attractive investment opportunities as they typically offer higher returns than broadly syndicated transactions.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain on investments, net realized gain on total return swap, net unrealized appreciation and depreciation on investments, net unrealized appreciation and depreciation on total return swap and net unrealized gain and loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation and depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation and depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain and loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future quarters, we do not expect our revenues to include net realized gain on total return swap or net unrealized appreciation and depreciation on total return swap as a result of the termination of our TRS on June 13, 2013. We may, however, elect to utilize a total return swap in the future.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense reimbursement payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the nine months ended September 30, 2013, this balance was offset against expense recoupment payable to sponsor. During the nine months ended September 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2013 and for the Year Ended December 31, 2012

The following table presents certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2013.

Total Portfolio Activity
Net Investment Activity	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Purchases	$951,219	$2,051,561
Sales and Redemptions	(198,772)	(394,681)

Net Portfolio Activity	$752,447	$1,656,880

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$530,715	56%	$1,013,999	49%
Senior Secured Loans—Second Lien	317,386	33%	575,478	28%
Senior Secured Bonds	57,944	6%	174,559	9%
Subordinated Debt	32,497	4%	187,785	9%
Collateralized Securities	—	—	84,063	4%
Equity/Other	12,677	1%	15,677	1%

Total	$951,219	100%	$2,051,561	100%

	September 30, 2013
Total Portfolio Characteristics	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,038,117	48%
Senior Secured Loans—Second Lien	572,061	27%
Senior Secured Bonds	198,965	9%
Subordinated Debt	224,019	10%
Collateralized Securities	104,439	5%
Equity/Other	22,125	1%

Total	$2,159,726	100%

Number of Portfolio Companies	165
% Variable Rate (based on fair value)	69.7%
% Fixed Rate (based on fair value)	29.3%
% Income Producing Equity or Other Investments (based on fair value)	0.2%
% Non-Income Producing Equity or Other Investments (based on fair value)	0.8%
Average Annual EBITDA of Portfolio Companies	$247,709
Weighted Average Credit Rating of Investments that were Rated	B3
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%

New Proprietary Activity	Three Months Ended September 30, 2013
Total Commitments (including Unfunded Commitments)	$744,609
Exited Investments (including partial paydowns)	(3,318)

Net Proprietary Activity	$741,291

	For the Three Months Ended September 30, 2013
New Proprietary Commitments by Asset Class	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$516,311	69%
Senior Secured Loans—Second Lien	209,500	28%
Senior Secured Bonds	—	—
Subordinated Debt	—	—
Collateralized Securities	—	—
Equity/Other	18,798	3%

Total	$744,609	100%

Average New Proprietary Commitment Amount	$74,461
Weighted Average Maturity for Newly Funded Proprietary Commitments	10/11/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Newly Funded Investments during Period	11.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	10.9%

Total Proprietary Portfolio Characteristics
Number of Funded Proprietary Portfolio Companies	14
% of Funded Proprietary Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments	11.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Proprietary Investments—Excluding Non-Income Producing Assets	11.1%

During the nine months ended September 30, 2013, we made investments in portfolio companies totaling $2,051,561. During the same period, we sold investments for proceeds of $208,294 and received principal repayments of $186,387. As of September 30, 2013, our investment portfolio, with a total fair value of $2,159,726, consisted of interests in 165 portfolio companies (48% in first lien senior secured loans, 27% in second lien senior secured loans, 9% in senior secured bonds, 10% in subordinated debt, 5% in collateralized securities and 1% in equity/other). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $247.7 million. As of September 30, 2013, the investments in our portfolio were purchased at a weighted average price of 97.7% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 51.6% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.2% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of September 30, 2013. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.0145 per share as of September 30, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of September 30, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Based on our regular semi-monthly cash distribution rate of $0.030813 per share as of December 31, 2012 and our public offering price of $10.20 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2012 was 7.25%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,024,944	$1,038,117	48%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	564,336	572,061	27%	147,080	149,497	30%
Senior Secured Bonds	208,791	198,965	9%	47,539	48,608	10%
Subordinated Debt	232,010	224,019	10%	106,713	107,407	22%
Collateralized Securities	98,100	104,439	5%	17,495	18,308	4%
Equity/Other	20,677	22,125	1%	5,000	4,998	1%

	$2,148,858	$2,159,726	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $72,515 and one equity/other investment with an unfunded commitment of $6,157. As of December 31, 2012, we had one senior secured loan investment with an unfunded commitment of $10,204. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (Unaudited)		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$52,175	3%	$—	—
Capital Goods	202,625	9%	84,807	17%
Commercial & Professional Services	45,640	2%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	145,149	7%	18,248	4%
Consumer Services	137,549	6%	22,982	5%
Diversified Financials	122,390	6%	34,130	7%
Energy	308,297	14%	90,673	19%
Food & Staples Retailing	11,033	1%	16,304	3%
Food, Beverage & Tobacco	4,007	0%	—	—
Health Care Equipment & Services	100,630	5%	50,433	10%
Household & Personal Products	4,848	0%	—	—
Insurance	86,388	4%	4,020	1%
Materials	134,366	6%	7,720	2%
Media	72,222	3%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	75,641	4%	16,805	3%
Real Estate	18,468	1%	5,108	1%
Retailing	307,660	14%	—	—
Semiconductors & Semiconductor Equipment	1,200	0%	1,227	0%
Software & Services	104,696	5%	30,387	6%
Technology Hardware & Equipment	89,274	4%	20,361	4%
Telecommunication Services	125,161	6%	23,240	5%
Transportation	8,831	0%	8,754	2%
Utilities	1,476	0%	10,872	2%

Total	$2,159,726	100%	$488,642	100%

As of September 30, 2013 and December 31, 2012, approximately 68% and 50%, respectively, of our portfolio, based on fair value, constituted non-broadly syndicated investments. We define non-broadly syndicated investments as any investment that is considered proprietary, an anchor order, an opportunistic or event driven investment, or a collateralized security. The table below enumerates the percentage, by fair value, of the types of investments in our portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Deal Composition	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Originated/Proprietary	$829,748	38%	$30,763	6%
Anchor Order	407,131	19%	141,687	29%
Event Driven	42,055	2%	26,633	5%
Opportunistic	82,269	4%	26,644	6%
Collateralized Securities	104,439	5%	18,308	4%
Broadly Syndicated/Other	694,084	32%	244,607	50%

Total	$2,159,726	100%	$488,642	100%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	2,021,216	93%	442,090	90%
3	125,458	6%	29,340	6%
4	13,052	1%	17,212	4%
5	—	—	—	—

	$2,159,726	100%	$488,642	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, a comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 has been included, but no comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 has been included. During the nine months ended September 30, 2012, we incurred organization costs of $205 and offering costs of $2,382, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Three Months Ended September 30, 2013 and 2012

Revenues

We generated investment income of $61,272 and $1,824 for the three months ended September 30, 2013 and 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $56,136 and $1,638 of cash income earned as well as $5,136 and $186 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2013 and 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $26,827 and $2,323 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $11,067 and $826 for the three months ended September 30, 2013 and 2012, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $777 and $100 for the three months ended September 30, 2013 and 2012, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended September 30, 2013, we accrued subordinated income incentive fees of $8,871 based on the performance of our portfolio. We did not accrue any subordinated income incentive fees during the three months ended September 30, 2012. During the three months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $1,042 and $1,015, respectively, based on the performance of our portfolio.

We recorded interest expense of $3,563 and $5 for the three months ended September 30, 2013 and 2012, respectively, relating to the JPM Facility, our revolving credit facility and our TRS. For the three months ended September 30, 2013 and 2012, respectively, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $175 and $7, respectively, and fees and expenses incurred with our stock transfer agent totaled $561 and $148, respectively. Fees for our board of directors were $177 and $68 for the three months ended September 30, 2013 and 2012, respectively.

Our other general and administrative expenses totaled $594 and $154 for the three months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Three Months Ended September 30,
	2013	2012
Expenses associated with our independent audit and related fees	$85	$40
Compensation of our chief compliance officer	39	26
Legal fees	100	58
Printing fees	109	15
Other	261	15

Total	$594	$154

We generally expect our operating expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the three months ended September 30, 2013 and 2012, the ratio of our operating expenses to our average net assets was 1.74% and 2.33%, respectively. For the three months ended September 30, 2012, the ratio of our net operating expenses to our average net assets, which includes $712 of expense reimbursements from Franklin Square Holdings, was 1.61%. During the three months ended September 30, 2013 and 2012, the ratio of our net operating expenses to average net assets included $3,563 and $5, respectively, related to interest expense and $9,913 and $1,015, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 0.86% and 0.59% for the three months ended September 30, 2013 and 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

During the three months ended September 30, 2012, we accrued $712 for reimbursements that Franklin Square Holdings had agreed to pay, which were subsequently offset against management fees payable by us to FSIC II Advisor. During the three months ended September 30, 2013, we did not accrue any amounts for reimbursements due from Franklin Square Holdings. Under the expense reimbursement agreement, amounts reimbursed to us by Franklin Square Holdings may become subject to repayment by us in the future. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement.”

Net Investment Income

Our net investment income (loss) totaled $34,445 ($0.21 per share) and $213 ($0.02 per share) for the three months ended September 30, 2013 and 2012, respectively.

Net Realized Gains or Losses

We sold investments and received principal repayments of $88,193 and $110,579, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $1,114. During the three months ended September 30, 2013, we realized a net loss of $44 from settlements on foreign currency. We sold investments and received principal repayments of $66,257 and $3,614, respectively, during the three months ended September 30, 2012, from which we realized net gains of $1,147. During the three months ended September 30, 2012, we earned $135 from periodic net settlement payments on our TRS, which are reflected as realized gains.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $4,090 and the net change in unrealized gain (loss) on foreign currency was $(20). For the three months ended September 30, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $2,020 and the net change in unrealized appreciation (depreciation) on our TRS was $1,773. The net change in unrealized appreciation (depreciation) on our investments and TRS during each of the three months ended September 30, 2013 and 2012, respectively, was primarily driven by tightening of credit spreads during the respective quarters.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2013 and 2012, the net increase (decrease) in net assets resulting from operations was $39,585 ($0.24 per share) and $5,288 ($0.47 per share), respectively.

Results of Operations for the Nine Months Ended September 30, 2013

Revenues

We generated investment income of $106,471 for the nine months ended September 30, 2013 in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments. Such revenues represent $97,872 of cash income earned as well as $8,599 in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases.

Expenses

Our total operating expenses were $47,367 for the nine months ended September 30, 2013. Our operating expenses include base management fees attributed to FSIC II Advisor of $23,647 and administrative services expenses attributed to FSIC II Advisor of $1,882 for the period.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the nine months ended September 30, 2013, we accrued subordinated income incentive fees of $8,871 based on the performance of our portfolio. During the nine months ended September 30, 2013, we accrued capital gains incentive fees of $2,062 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $6,674 for the nine months ended September 30, 2013 relating to the JPM Facility, our revolving credit facility and our TRS. For the nine months ended September 30, 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $395 and fees and expenses incurred with our stock transfer agent totaled $1,608. Fees for our board of directors were $480 for the nine months ended September 30, 2013.

Our other general and administrative expenses totaled $1,748 for the nine months ended September 30, 2013 and consisted of the following:

Nine Months Ended September 30, 2013
Expenses associated with our independent audit and related fees	$248
Compensation of our chief compliance officer	61
Legal fees	499
Printing fees	325
Other	615

Total	$1,748

We generally expect our operating expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the nine months ended September 30, 2013, the ratio of our operating expenses to our average net assets was 4.24% and the ratio of our net operating expenses to our average net assets, which includes $2,041 of expense recoupments paid to Franklin Square Holdings, was 4.42%. During the nine months ended September 30, 2013, our ratio of net operating expenses to average net assets included $6,674 related to interest expense and $10,933 related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 2.85% for the nine months ended September 30, 2013. Incentive fees and interest expense, among other things, may increase or decrease our operating expenses in relation to our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under the expense reimbursement agreement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the nine months ended September 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the nine months ended September 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. During the nine months ended September 30, 2013, we made expense recoupment payments of $847 to Franklin Square Holdings. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement”.

Net Investment Income

Our net investment income totaled $57,063 ($0.48 per share) for the nine months ended September 30, 2013.

Net Realized Gains or Losses

We sold investments and received principal repayments of $208,294 and $186,387, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $2,773. During the nine months ended September 30, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $144 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $2,832; the net change in unrealized appreciation (depreciation) on our TRS was $(5,641); and the net change in unrealized gain (loss) on foreign currency was $130. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2013 was primarily driven by a general tightening of credit spreads during the three months ended September 30, 2013. The net change in unrealized appreciation (depreciation) on our TRS during the nine months ended September 30, 2013 was primarily driven by the termination of our TRS, which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2013, the net increase (decrease) in net assets resulting from operations was $76,702 ($0.64 per share).

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2013, we had $485,742 in cash, which we held in a custodial account, and $29,506 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of September 30, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016

During the nine months ended September 30, 2013, we sold 143,511,165 shares of our common stock for gross proceeds of $1,485,088 at an average price per share of $10.35. The gross proceeds received during the nine months ended September 30, 2013 include reinvested stockholder distributions of $37,108 for which we issued 3,940,816 shares of common stock. During the nine months ended September 30, 2013, we also incurred offering costs of $4,600 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value in our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $135,496 for the nine months ended September 30, 2013. These sales commissions and fees include $26,068 retained by the dealer manager, FS2, which is an affiliate of ours.

Since commencing our continuous public offering and through October 29, 2013, we have sold 212,123,966 shares of common stock for gross proceeds of $2,176,627. As of October 29, 2013, we had raised total gross proceeds of $2,195,222, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012. As of October 29, 2013, we have sold an aggregate of 3,131,670 shares of common stock for aggregate gross proceeds of $28,576 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement.

We generate cash primarily from the net proceeds of our continuous public offering and from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. We are engaged in a continuous public offering of shares of our common stock. We accept subscriptions on a continuous basis and issue shares of common stock at weekly closings. Prior to September 11, 2013, we issued shares of common stock on a semi-monthly basis. Shares are issued at prices that, after deducting selling commissions and dealer manager fees, must be above our net asset value per share.

Prior to investing in securities of portfolio companies, we invest the net proceeds from our continuous public offering and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On October 2, 2013, we repurchased 138,169 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $1,306.

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River and Cobbs Creek, we entered into the April 2013 amendment to our conventional debt financing arrangement with JPM, which was originally entered into on October 26, 2012 and first amended on February 6, 2013. The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174,000. The assets held by Lehigh River secure the obligations of Lehigh River under the Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into the JPM Facility. Pursuant to the JPM Facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM Facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM Facility is $550,000.

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

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Cobbs Creek when the financing arrangement is fully-ramped is $330,000. The assets held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM Facility.

As of September 30, 2013 and December 31, 2012, Class A Notes in the aggregate principal amount of $660,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM Facility for aggregate proceeds of $550,000 and $117,500, respectively. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of September 30, 2013 and December 31, 2012, Cobbs Creek’s liability under the JPM Facility was $550,000 and $117,500, respectively, plus $1,355 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of September 30, 2013 and December 31, 2012, the fair value of assets held by Lehigh River was $1,223,564 and $306,851, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of September 30, 2013 and December 31, 2012, the fair value of assets held by Cobbs Creek was $336,641 and $94,247, respectively.

As of September 30, 2013, we had incurred costs of $159 in connection with obtaining and amending the JPM Facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM Facility. As of September 30, 2013, $123 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM Facility was 3.25% as of September 30, 2013. Interest is payable quarterly in arrears and commenced in May 2013. We recorded interest expense of $2,613 and $5,334 for the three and nine months ended September 30, 2013, respectively, of which $9 and $29, respectively, related to the amortization of deferred financing costs. We paid $4,224 in interest expense during the nine months ended September 30, 2013. The average borrowings under the JPM Facility for the nine months ended September 30, 2013 were $215,304, with a weighted average interest rate of 3.25%.

Cooper River Credit Facility

On March 27, 2013, Cooper River entered into the credit facility with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The credit facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

We may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the credit facility, and will retain a residual interest in any assets contributed through our ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the credit facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the credit facility are non-recourse to us and our exposure under the credit facility is limited to the value of our investment in Cooper River.

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

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee to the extent the aggregate principal amount available under the credit facility is not borrowed. Outstanding borrowings under the credit facility will be amortized beginning on June 27, 2015. Any amounts borrowed under the credit facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

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

As of September 30, 2013, $170,494 was outstanding under the credit facility. The carrying amount of the amount outstanding under the credit facility approximates its fair value. We incurred costs of $1,557 in connection with obtaining the credit facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the credit facility. As of September 30, 2013, $1,290 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the credit facility was 2.14% per annum as of September 30, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. We recorded interest expense of $950 and $1,330 for the three and nine months ended September 30, 2013, respectively, of which $132 and $267, respectively, related to the amortization of deferred financing costs and $73 and $81, respectively, related to fees on the unused portion of the credit facility. We paid $345 in interest expense during the nine months ended September 30, 2013. The average borrowings under the credit facility for the period from March 27, 2013 to September 30, 2013 were $92,996, with a weighted average interest rate (including the effect of non-usage fees) of 2.19%.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 29, 2013, we had sold an aggregate of 3,131,670 shares of common stock for aggregate gross proceeds of $28,576 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

RIC Status and Distributions

We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no federal income taxes.

We declared our first distribution on June 20, 2012. Prior to September 2013, we authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with our transition from semi-monthly closings to weekly closings for the sale of shares of common stock in our continuous public offering, beginning in September 2013, we authorize and declare ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date we accept such stockholder’s subscription for shares of our common stock. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors. During certain periods, our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our continuous public offering of our common stock. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2013 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2013 and 2012:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2012
June 30, 2012	$0.0302	$77
September 30, 2012	$0.1812	$2,349
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
September 30, 2013	$0.1837	$30,873

On September 10, 2013, our board of directors declared regular weekly cash distributions for September 2013 through December 2013. The regular weekly cash distributions, each in the amount of $0.0145 per share, have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We expect that for a period of time following commencement of our continuous public offering, which time period may be significant, substantial portions of our distributions may be funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that are subject to repayment by us within three years. The purpose of this arrangement is to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or Franklin Square Holdings continues to make such reimbursements or waivers of such fees. Our future repayments of amounts reimbursed or waived by Franklin Square Holdings and its affiliates will reduce the distributions that stockholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. No portion of the distributions paid during the nine months ended September 30, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	56,457	83%	428	18%
Capital gains proceeds from the sale of assets	11,854	17%	1,151	47%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	847	35%

Total	$68,311	100%	$2,426	100%

(1)	During the nine months ended September 30, 2013, 92% of our gross investment income was attributable to cash interest earned and 8% was attributable to non-cash accretion of discount and PIK interest. During the nine months ended September 30, 2012, 90% of our gross investment income was attributable to cash interest earned and 10% was attributable to non-cash accretion of discount.

Our net investment income on a tax basis for the nine months ended September 30, 2013 and 2012 was $69,384 and $1,275, respectively. As of September 30, 2013, and December 31, 2012, we had $13,200 and $273, respectively, of undistributed net investment income on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 has been adjusted following the filing of our 2012 tax return in September 2013. The adjustment was due primarily to tax-basis income received by us during the year ended December 31, 2012 on account of certain collateralized securities and interests in partnerships held in our portfolio exceeding GAAP-basis income with respect to such investments for the same period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2013 and 2012.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations in our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, our board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of September 30, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Eleven senior secured loan investments, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Two senior secured loan investments, one senior secured bond investment and one equity/other investment, all of which were newly-issued and purchased near September 30, 2013, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Also, one equity/other investment which is traded on an active public market was valued at its closing price as of September 30, 2013.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as fee income. Upfront structuring fees are recorded as income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

The amount of capital gains incentive fees accrued by us as of December 31, 2012 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As of June 30, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP did not exceed the fees which would have been payable in accordance with the “look through” methodology. On June 13, 2013, we terminated the TRS.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2013 and 2012, we incurred $11,067 and $826, respectively, in base management fees and $777 and $100, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2013 and 2012, we incurred $23,647 and $848, respectively, in base management fees and $1,882 and $120, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2013, we accrued a subordinated incentive fee on income of $8,871 based on the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the three and nine months ended September 30, 2012. No amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income during the nine months ended September 30, 2013. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. During the nine months ended September 30, 2013, we accrued capital gains incentive fees of $2,062 based on the performance of our portfolio, all of which was based on unrealized gains. We paid FSIC II Advisor $37 in capital gains incentive fees during the nine months ended September 30, 2013. As a result of the foregoing, we have accrued capital gains incentive fees as of September 30, 2013 of $5,132, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM Facility between Cobbs Creek and JPM and the revolving credit facility between Cooper River and Citibank at September 30, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Cooper River(2)	$170,494	—	$170,494	—	—

(1)	At September 30, 2013, no amounts remained unused under the JPM Facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM Facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At September 30, 2013, $29,506 remained unused under the credit facility. All amounts under the facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors then assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, we satisfied the minimum offering requirement. Since inception, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of September 30, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering is FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 is entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which may be re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2013 and 2012:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2013	2012	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$11,067	$826	$23,647	$848
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$1,042	$1,015	$2,062	$1,080
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,871	$—	$8,871	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$777	$100	$1,882	$120
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$11,388	$3,753	$26,068	$3,835

(1)	During the nine months ended September 30, 2013, $15,047 in base management fees were paid to FSIC II Advisor. During the nine months ended September 30, 2012, $22 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”). Of the $11,067 in base management fees accrued and payable as of September 30, 2013, it is intended that the entire amount will be paid to FSIC II Advisor.

(2)

During the nine months ended September 30, 2013 and 2012, we accrued capital gains incentive fees of $2,062 and $1,080, respectively, based on the performance of our portfolio, of which $2,062 and $885, respectively, was based on unrealized gains and $0 and $195, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. As of December 31, 2012, we had accrued capital gains incentive fees of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We paid FSIC II Advisor $37 in capital gains incentive fees during the nine months ended September 30, 2013. As of September 30, 2013, we had accrued capital gains incentive fees of $5,132 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the nine months ended September 30, 2013, no amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income. As of September 30, 2013, a subordinated incentive fee on income of $8,871 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2013 and 2012, $1,551 and $90, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $1,243 and $37 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2013 and 2012, respectively.

(5)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of October 29, 2013, we have sold an aggregate of 3,131,670 shares of common stock for aggregate gross proceeds of $28,576 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the nine months ended September 30, 2013, this balance was offset against expense recoupment payable to sponsor. During the nine months ended September 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and made expense recoupment payments of $847 to Franklin Square Holdings. As of September 30, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing occurring on June 17, 2013, FS Trust purchased approximately $34 of our shares of common stock at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Recent Developments

During the period from October 1, 2013 to October 29, 2013, we sold 13,041,273 shares of common stock for gross proceeds of $135,591 at an average price per share of $10.40.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 69.7% of our portfolio investments (based on fair value) paid variable interest rates, 29.3% paid fixed interest rates, 0.8% were non-income producing equity or other investments and the remainder (0.2%) were income-producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the credit facility which Cooper River maintains with Citibank, Cooper River borrows at a floating rate based on LIBOR. Under the terms of the JPM Facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of September 30, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(171)	$(417)	$246	0.1%
Current LIBOR	—	—	—	—
Up 100 basis points	1,245	1,670	(425)	(0.2)%
Up 300 basis points	30,485	5,009	25,476	12.5%
Up 500 basis points	60,167	8,349	51,818	25.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended September 30, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	45,414	$9.45	45,414	(1)
August 1 to August 31, 2013	—	—	—	—
September 1 to September 30, 2013	—	—	—	—

Total	45,414	$9.45	45,414	(1)

(1)	A description of the maximum number of shares of our common stock that may be purchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Form of Subscription Agreement. (Incorporated by reference to Appendix A filed with the Company’s final prospectus on Form 497 (File No. 333-175654) filed on May 14, 2013.)

4.2	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Exhibit A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgment (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)