Form 10-K
period 2013-12-31
FS Investment Corp II
filed 2014-03-25
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. The last offering price at which the Registrant issued shares in its public offering was $10.60 per share.

There were 303,912,581 shares of the Registrant’s common stock outstanding as of March 24, 2014.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2013

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was organized in July 2011 to invest in debt securities of private U.S. companies and commenced operations in June 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, we had total assets of approximately $3.3 billion.

We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FSIC II Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $65.0 billion in assets under management as of December 31, 2013.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security we may hold in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,838,032. During the same period, we sold investments for proceeds of $337,169 and received principal repayments of $374,483. As of December 31, 2013, our investment portfolio, with a total fair value of $2,655,828, consisted of interests in 179 portfolio companies (48% in first lien senior secured loans, 26% in second lien senior secured loans, 8% in senior secured bonds, 10% in subordinated debt, 7% in collateralized securities and 1% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $242.1 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 98.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 54.0% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 9.5% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2013. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.0145 per share as of December 31, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers or, collectively, our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

While a BDC may list its shares for trading in the public markets, we elected not to do so during our offering stage. We believe that a non-traded structure was a more appropriate means of raising capital during our offering stage because it allowed for a more efficient deployment of capital as compared to publicly-traded BDCs. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. While our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock will not be listed on a national securities exchange, our stockholders will not be subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may be volatile.

To provide our stockholders with limited liquidity, we intend to conduct quarterly tender offers pursuant to our share repurchase program. During the year ended December 31, 2013, we repurchased 259,669 shares at an average price per share of $9.424 for aggregate consideration totaling $2,447. During the year ended December 31, 2012, we repurchased 24,877 shares at an average price per share of $9.045 for aggregate consideration totaling $225. On January 2, 2014, we repurchased 135,094 shares at $9.450 per share for aggregate consideration totaling $1,277.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive in connection with the issuance of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On February 24, 2014, we amended the terms of our share repurchase program. The amendment to the share repurchase program will be effective as of our quarterly repurchase offer for the second quarter of 2014, which we expect will commence in May 2014. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the share price in effect on each date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price is determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Public Offering of Shares

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of our common stock for gross proceeds of approximately $3,112,692 in our continuous public offering.

Distributions

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307

On December 10, 2013, our board of directors declared regular weekly cash distributions for January 2014 through March 2014, each in the amount of $0.0145 per share. The regular weekly cash distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. While we previously declared distributions on a weekly basis, in connection with the closing of our continuous public offering in March 2014, we expect to declare distributions on a monthly rather than weekly basis commencing in April 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

About FSIC II Advisor

FSIC II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC and FSIC III Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

FS Investment Corporation commenced operations on January 2, 2009 and is focused on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. As of December 31, 2013, FS Investment Corporation had total assets of approximately $4.4 billion. FS Energy and Power Fund commenced operations on July 18, 2011 and is focused on generating current income and long-term capital appreciation for shareholders, primarily by making investments in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry. As of December 31, 2013, FS Energy and Power Fund had total assets of approximately $2.4 billion. FS Investment Corporation III intends to commence operations upon satisfying its minimum offering requirement of $2.5 million in offering proceeds raised from persons not affiliated with FS Investment Corporation III or its investment adviser and intends to focus on generating current income and, to a lesser extent, long-term capital appreciation for stockholders, primarily by making investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. FS Global Credit Opportunities Fund commenced operations on December 12, 2013 and is focused on generating an attractive total return consisting of a high level of current income and capital appreciation, with a secondary objective of capital preservation, primarily by making investments in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or collectively, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. As of December 31, 2013, FS Global Credit Opportunities Fund had total assets of approximately $63.9 million.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC II Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC II Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FSIC III Advisor, LLC and FS Investment Corporation III and as chairman and chief executive officer of FS Investment Corporation.

FSIC II Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. FSIC II Advisor was staffed with over 40 employees as of December 31, 2013 and may retain additional investment personnel as our activities expand. We believe that the active and ongoing participation by Franklin Square Holdings and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC II Advisor’s management team, will allow FSIC II Advisor to successfully execute our investment strategy.

All investment decisions require the unanimous approval of FSIC II Advisor’s investment committee, which is currently comprised of Mr. Forman, David J. Adelman, the vice-chairman of our board of directors and the co-founder of Franklin Square Holdings, Gerald F. Stahlecker and Zachary Klehr. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, dated as of February 8, 2012, by and between us and FSIC II Advisor, or the investment advisory and administrative services agreement, will annually review the compensation we pay to FSIC II Advisor and the compensation FSIC II Advisor pays to GDFM to determine that the provisions of the investment advisory and administrative services agreement and the investment sub-advisory agreement, dated as of February 8, 2012, by and between FSIC II Advisor and GDFM, or the investment sub-advisory agreement, respectively, are carried out.

About GDFM

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation III. Furthermore, GDFM’s affiliate, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2013, GSO and its affiliates, excluding Blackstone, managed approximately $65.0 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As sub-adviser, GDFM makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $265.8 billion as of December 31, 2013. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt issues also provide strong defensive characteristics. Because these loans have priority in payment among an issuer’s security holders (i.e., they are due to receive payment before bondholders and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as most types of public bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its most recently released economic census in 2007, there were approximately 40,000 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. In the same economic census mentioned above, The U.S. Census Bureau found that firms in this target market collectively generated $8.3 trillion in revenues and employed 32.8 million people. Middle market companies have generated a significant number of investment opportunities for investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies contracted to 9% of overall middle market loan volume in 2013, down from 12% in 2012 and nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions will continue and has the potential to accelerate as new regulations begin to take effect. We believe increased regulatory scrutiny as well as other regulatory changes have the potential to reduce banks’ lending activities and may serve to reduce further the role of banks in providing capital to middle market companies.

Regulatory uncertainty regarding collateralized loans obligations, or CLOs, may also limit financing available to middle market companies. Issues such as risk retention and the ability of banks to hold certain CLO securities as a result of regulatory changes may serve to inhibit future CLO creation and future lending to middle market companies. CLOs represented 53.2% of the institutional investor base for broadly syndicated loans in 2013, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment

We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. Further, due to a lack of coverage at many investment firms, loans to middle market companies tend to be priced less efficiently, potentially creating attractive opportunities for investment. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments also may be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private U.S. middle market companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

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

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC II Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise which could provide additional protections for our investments.

•

Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•

Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in portfolio companies with our co-investment affiliates, which we believe will enhance our ability to further our investment objectives and strategy.

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

GDFM transaction sourcing capability

FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

Operating and Regulatory Structure

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC II Advisor.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. We have also contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization and have first priority security interests in the assets of the borrower. Generally, we expect that our senior secured loans typically will have variable interest rates ranging between 4.0% and 8.0% over a standard benchmark, such as the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed or a floating current yield of 6.0% to 10.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Subordinated Debt

In addition to senior secured and second lien secured loans, we also may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior secured loans and second lien secured loans and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior secured loans and second lien secured loans, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We intend to generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities consisting primarily of warrants or other equity interests generally obtained in connection with our subordinated debt or other investments. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 20%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from an NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by an NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Our Transaction Process

Sourcing

In order to source transactions, FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

Evaluation

Initial Review. In its initial review of an investment opportunity to present to FSIC II Advisor, GDFM’s transaction team examines information furnished by the target company and external sources, including rating agencies, if applicable, to determine whether the investment meets our basic investment criteria and other guidelines specified by FSIC II Advisor, within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GDFM research analyst, the results of which are available for the transaction team to review. In the case of a directly originated transaction, FSIC II Advisor and GDFM conduct detailed due diligence investigations as necessary.

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

Monitoring

Portfolio Monitoring. FSIC II Advisor, with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC II Advisor and GDFM work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

FSIC II Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$86,131	3%	$—	—
2	2,286,820	86%	442,090	90%
3	269,660	10%	29,340	6%
4	13,217	1%	17,212	4%
5	—	—	—	—

	$2,655,828	100%	$488,642	100%

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

Exit

While we attempt to invest in securities that may be sold in a privately negotiated over-the-counter market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Financing Arrangements

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which was originally entered into on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174,000. The assets held by Lehigh River secure the obligations of Lehigh River under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank, N.A., or Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility is $550,000. Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM facility applied to the amount of such reduction.

If at any time during the term of the JPM facility the market value of the assets held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to a revolving credit agreement, dated as of October 26, 2012 and as amended as of February 6, 2013 and April 23, 2013, between Cobbs Creek, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Cobbs Creek when the financing arrangement is fully-ramped is $330,000. The assets held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM facility.

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into: (i) a collateral management agreement with us, as collateral manager, dated as of October 26, 2012 and amended on February 6, 2013, or the Lehigh Management Agreement, pursuant to which we will manage the assets of Lehigh River; and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and us, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, or the Lehigh Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM facility, Cobbs Creek also entered into a collateral management agreement with us, as collateral manager, dated as of October 26, 2012, or the Cobbs Management Agreement, pursuant to which we will manage the assets of Cobbs Creek.

As of December 31, 2013, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. As of December 31, 2013, the fair value of assets held by Lehigh River was $1,217,548, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2013, the fair value of assets held by Cobbs Creek was $345,492. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the JPM facility.

Amounts outstanding under the JPM facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On March 27, 2013, our wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

We may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the Cooper River facility, and will retain a residual interest in any assets contributed through our ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the Cooper River facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the Cooper River facility are non-recourse to us and our exposure under the Cooper River facility is limited to the value of our investment in Cooper River.

Borrowings under the Cooper River facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the Cooper River facility and three-month LIBOR plus 2.00% per annum thereafter. Beginning on June 24, 2013, Cooper River became subject to a non-usage fee to the extent the aggregate principal amount available under the Cooper River facility is not borrowed. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of December 31, 2013, $170,494 was outstanding under the Cooper River facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of the Cooper River facility.

Borrowings of Cooper River will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Wissahickon Creek Credit Facility

On February 19, 2014, our wholly-owned, special-purpose financing subsidiary, Wissahickon Creek LLC, or Wissahickon Creek, entered into a revolving credit facility, or the Wissahickon Creek facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, or, collectively with Wells Fargo Securities, LLC, Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wissahickon Creek facility. The Wissahickon Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

We may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Wissahickon Creek or will receive fair market value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various sources. Wissahickon Creek has appointed us to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to us and our exposure under the Wissahickon Creek facility is limited to the value of our investment in Wissahickon Creek.

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning four months after February 19, 2014, Wissahickon Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wissahickon Creek facility has not been borrowed. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a more detailed discussion of the terms of the Wissahickon Creek facility.

Borrowings of Wissahickon Creek will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Darby Creek Credit Facility

On February 20, 2014, our wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents parties thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

We may contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to us and our exposure under the Darby Creek facility is limited to the value of our investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Darby Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Darby Creek facility has not been borrowed. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a more detailed discussion of the terms of the Darby Creek facility.

Borrowings of Darby Creek will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On June 13, 2013, our wholly-owned, special-purpose financing subsidiary, Del River LLC, or Del River, and Citibank entered into a Termination Acknowledgement (TRS), or the termination acknowledgment, pursuant to which Del River and Citibank agreed to immediately terminate the total return swap, or TRS, under the previous agreements between Del River and Citibank which collectively established the TRS, or the TRS Agreement, and all transactions thereunder.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. See “Item 1A. Risk Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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

Code of Ethics

We and FSIC II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. On December 10, 2013, our board of directors adopted a revised code of ethics, or our code of ethics, to provide (i) clarification regarding the applicability of certain provisions of our code of ethics to our officers and directors and (ii) additional requirements relating to the giving of gifts to foreign officials, foreign political parties or candidates for foreign political office. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on December 16, 2013. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is available on our website at www.fsinvestmentcorpII.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

The proxy voting decisions of FSIC II Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how FSIC II Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith. In addition, we have voluntarily complied with Section 404(b) of the Sarbanes-Oxley Act, and have engaged our independent registered public accounting firm to audit our internal control over financial reporting.

Taxation as a RIC

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

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

Available Information

For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestmentcorpII.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.

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

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever. Therefore, stockholders will have limited liquidity and may not receive a full return of invested capital upon selling shares.

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

Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we intend to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to repurchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010.

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

When we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors have the ability to sell their shares to us as part of our share repurchase program, the price at which an investor may sell shares may be at a significant discount to what such investor paid in connection with the purchase of shares in our offering.

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

We may pay distributions from proceeds of the sale of shares of our common stock, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.

We may fund distributions from the uninvested proceeds of the sale of shares of our common stock and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from the proceeds of the sale of shares of our common stock or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of FSIC II Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Certain provisions of our charter and bylaws, as well as provisions of the Maryland General Corporation Law, could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, pursuant to which certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Moreover, we have significant investment flexibility and may invest our assets in ways with which investors may not agree. Finally, since our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis.

Conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Economic activity in the United States was adversely impacted by the global financial crisis of 2008 and future recessions or downturns could have a material adverse effect on our business.

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

Future downgrades of the U.S. credit rating and global economic uncertainty could negatively impact our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+,” which was affirmed by S&P in June 2013. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. Recent U.S. budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. The impact of any further downgrade to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. There can be no assurance that future fiscal or monetary measures to aid economic recovery will be effective. These developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In addition, any adverse economic conditions resulting from any further downgrade of the U.S. government’s sovereign credit rating or the economic crisis in Europe could have a material adverse effect on our business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on FSIC II Advisor’s and GDFM’s ability to manage and support our investment process. If either FSIC II Advisor or GDFM were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC II Advisor and GDFM. FSIC II Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC II Advisor and its senior management team. The departure of any members of FSIC II Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM may impact its ability to render services to us under the investment sub-advisory agreement.

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

In addition, both the investment advisory and administrative services agreement and the investment sub-advisory agreement have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC II Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement should be terminated, by FSIC II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC II Advisor or for FSIC II Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC II Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC II Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC II Advisor and GDFM have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of FSIC II Advisor to provide competent, attentive and efficient services to us. Our executive officers and the members of FSIC II Advisor’s investment committee have substantial responsibilities in connection with their roles at Franklin Square Holdings and with the other entities affiliated with Franklin Square Holdings, as well as responsibilities under the investment advisory and administrative services agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FSIC II Advisor will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business requires a substantial amount of capital to grow because we must distribute most of our income.

Our business requires a substantial amount of capital. We have issued equity securities and have borrowed from financial institutions. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our investment company taxable income to maintain our RIC status. As a result, any such cash earnings may not be available to fund investment originations. We expect to continue to borrow from financial institutions and issue additional debt and equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, it could limit our ability to grow, which may have an adverse effect on the value of our securities. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 200% of our total borrowings and preferred stock.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

Our distribution proceeds have exceeded and in the future may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders for tax purposes, which will lower their tax basis in their shares.

We may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Changes in laws or regulations governing the operations of those with whom we do business could also have a material adverse effect on our business, financial condition and results of operations.

In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC II Advisor and GDFM to other types of investments in which FSIC II Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to regulations not applicable to private companies, including provisions of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal control and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

The impact of recent financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our stockholders.

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

While FSIC II Advisor’s management team consists of substantially the same personnel that form the investment and operations teams of the investment advisers to Franklin Square Holdings’ other affiliated BDCs, FSIC II Advisor has limited prior experience managing a BDC or a RIC. Therefore, FSIC II Advisor may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

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

The investment advisory and administrative services agreement entitles FSIC II Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC II Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

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

For federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC II Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation III, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC II Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its affiliate, GSO, serves as investment sub-adviser to Franklin Square Holdings’ three other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC II Advisor and GDFM devote to us may be diverted, and we may face additional competition due to the fact that individuals employed by FSIC II Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC II Advisor nor GDFM, or individuals employed by FSIC II Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below our net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Interest rates have recently been at or near historic lows. In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Certain investments that we may make may include warrants or other equity-linked securities. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Related to Debt Financing

The agreements governing our credit facilities contain various covenants which, if not complied with, could accelerate repayment under the applicable facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

Our wholly-owned, special-purpose financing subsidiaries, Cooper River, Darby Creek and Wissahickon Creek, have entered into the Cooper River facility, Darby Creek facility and Wissahickon Creek facility, respectively. The agreements governing these facilities contain various default provisions and operational covenants which, if triggered, could result in the termination of the respective facility and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiaries to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to stockholders.

Our or our subsidiaries’ failure to comply with the covenants set forth in the credit facilities could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders. We cannot assure stockholders that we or our subsidiaries will be able to borrow funds under any such credit facility at any particular time or at all. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a more detailed discussion of the terms of our credit facilities.

We are subject to risks associated with our debt securitization facility.

On April 23, 2013, through two wholly-owned subsidiaries, Lehigh River and Cobbs Creek, we entered into the April 2013 amendment to our debt financing arrangement with JPM, pursuant to which up to $550.0 million will be made available to us to fund investments and for other general corporate purposes. The financing transaction with JPM is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis (collectively referred to herein as “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity,” which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174 million. The assets held by Lehigh River secure the obligations of Lehigh River under the Class A Notes to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture. The Class A Notes may be issued in an aggregate principal amount of up to $660.0 million and mature on May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Cobbs Creek, in turn, has entered into a repurchase transaction with JPM pursuant to the terms of the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660.0 million. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility will not exceed $550.0 million.

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

Any dividends or other payments in respect of our equity interest in Lehigh River are subordinated in priority of payment to the Class A Notes. In addition, Lehigh River is subject to certain payment restrictions set forth in the Amended and Restated Indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Lehigh River only if Lehigh River has made all required cash interest payments on the Class A Notes. We cannot assure stockholders that distributions on the assets held by Lehigh River will be sufficient to make any distributions to us or that the yield on our investment in Lehigh River will meet our expectations.

Our equity investment in Lehigh River is unsecured and ranks behind all of the creditors, known or unknown, of Lehigh River, including the holders of the Class A Notes. Consequently, if the value of Lehigh River’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayments or changes in interest rates generally, the value of our equity investment in Lehigh River could be reduced. Accordingly, our investment in Lehigh River may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Lehigh River’s assets decreases and Lehigh River is unable to make any required payments to Cobbs Creek pursuant to the terms of the Class A Notes, Cobbs Creek may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM facility. In such event, if the value of Cobbs Creek’s assets is not sufficient to meet Cobbs Creek’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Cobbs Creek to cover Cobbs Creek’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Cobbs Creek.

Our equity investment in Cobbs Creek is subordinated to the debt obligations of Cobbs Creek.

Any dividends or other payments in respect of our equity interest in Cobbs Creek are subordinated in priority of payment to Cobbs Creek’s payment obligations under the JPM facility. In addition, Cobbs Creek is subject to certain payment restrictions set forth in the JPM facility in respect of our equity interest.

We will receive cash distributions based on our investment in Cobbs Creek only if Cobbs Creek has made all required payments under the JPM facility. We cannot assure stockholders that distributions on the assets held by Cobbs Creek, including the Class A Notes, will be sufficient to make any distributions to us or that the yield on our investment in Cobbs Creek will meet our expectations.

Our equity investment in Cobbs Creek is unsecured and ranks behind all of the creditors, known or unknown, of Cobbs Creek, including JPM. Consequently, if the value of Cobbs Creek’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Cobbs Creek could be reduced. Accordingly, our investment in Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Cobbs Creek’s assets decreases or Lehigh River fails to make any required payments to Cobbs Creek pursuant to the terms of the Class A Notes, Cobbs Creek may be unable to make any required payments to JPM pursuant to the terms of the JPM facility. In such event, if the value of Cobbs Creek’s assets is not sufficient to meet Cobbs Creek’s payment obligations to JPM, we may be required to loan or otherwise provide additional funds to Cobbs Creek to cover Cobbs Creek’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Cobbs Creek.

Our equity investments in Lehigh River and Cobbs Creek have a high degree of leverage.

The maximum aggregate principal amount of the Class A Notes that may be issued is $660.0 million and the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174.0 million. Similarly, the maximum repurchase amount payable at any time by Cobbs Creek to JPM under the JPM facility is $550.0 million, plus applicable interest, and the aggregate market value of assets expected to be held by Cobbs Creek when the financing arrangement is fully-ramped is $330.0 million. The market value of our equity investments in Lehigh River and Cobbs Creek may be significantly affected by a variety of factors, including changes in the market value of the assets held by Lehigh River and Cobbs Creek, changes in distributions on the assets held by Lehigh River and Cobbs Creek, defaults and recoveries on those investments, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Lehigh River and Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Lehigh River under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Lehigh River. Lehigh River may not have proceeds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Lehigh River to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Lehigh River may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of assets held by Lehigh River to the amount of interest payable in respect of the Class A Notes. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of assets held by Lehigh River must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate principal amount of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its principal amount, which asset will be assigned a value equal to its purchase price) plus cash held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Class A Par Value Test, the aggregate principal amount of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its principal amount, which asset will be assigned a value equal to its purchase price) plus cash held by Lehigh River must equal at least 164.44% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate principal amount of the portfolio of assets (other than any defaulted asset, which asset will be assigned a value equal to its market value) held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate principal amount of the portfolio of assets (other than any defaulted asset, which asset will be assigned a value equal to its market value) held by Lehigh River must equal at least 147.07% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of assets held by Lehigh River to certain benchmarks as described more fully in the Amended and Restated Indenture.

If the Class A Interest Coverage Test or the Class A Par Value Test is not satisfied on any date on which compliance is measured, Lehigh River is required to apply available amounts to the repayment of the outstanding principal of the Class A Notes to satisfy the applicable tests. Failure to satisfy the Additional Class A Par Value Test on any measurement date constitutes an event of default under the Amended and Restated Indenture. Obligations that may be added to the portfolio of assets held by Lehigh River and constituting collateral from time to time under the Amended and Restated Indenture are subject to certain restrictions in respect of the quality tests referenced above and more fully described in the Amended and Restated Indenture.

The market value of the underlying assets held by Lehigh River and Cobbs Creek may decline causing Cobbs Creek to borrow funds from us in order to meet certain margin posting and minimum market value requirements, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the JPM facility the market value of the underlying assets held by Lehigh River securing the Class A Notes declines below the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM facility, the market value of the underlying assets held by Cobbs Creek must be at least $270.0 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Cobbs Creek intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Cobbs Creek to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Lehigh River or Cobbs Creek, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Lehigh River and Cobbs Creek, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Lehigh River and Cobbs Creek. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Lehigh River or Cobbs Creek holding assets that do not meet certain specified criteria for the investments made by it. This could adversely impact the coverage and quality tests under the Amended and Restated Indenture applicable to Lehigh River. This could also adversely impact the ability of Lehigh River to meet the Margin Threshold and Cobbs Creek to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring that reduces Lehigh River’s compliance with the coverage and quality tests under the Amended and Restated Indenture will make it more likely that Lehigh River will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring that reduces Lehigh River’s ability to meet the Margin Threshold or Cobbs Creek’s ability to meet the Market Value Requirement will make it more likely that Cobbs Creek will need to retain assets, including cash, to increase the market value of the assets held by Cobbs Creek and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying assets held by Lehigh River is less than the Margin Threshold. Any such use of cash by Lehigh River or Cobbs Creek would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Lehigh River or Cobbs Creek.

We receive cash from Lehigh River and Cobbs Creek only to the extent that Lehigh River or Cobbs Creek, respectively, makes distributions to us. Lehigh River may make distributions to us, in turn, only to the extent permitted by the Amended and Restated Indenture. The Amended and Restated Indenture generally provides that distributions by Lehigh River may not be made unless all amounts owing with respect to the Class A Notes have been paid in full. Cobbs Creek may make distributions to us only to the extent permitted by the JPM facility. The JPM facility generally provides that distributions by Cobbs Creek may not be made if the Margin Threshold has not been met or if the market value of the underlying loans held by Cobbs Creek is less than the Market Value Requirement. If we do not receive cash from Lehigh River or Cobbs Creek, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

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

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided.

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

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of securities or similar sources.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at Cira Centre, 2929 Arch Street, Suite 675, Philadelphia, Pennsylvania 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations. In March 2014, we closed our continuous public offering of shares of our common stock to new investors. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart describing the classes of our securities outstanding as of March 24, 2014:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	303,912,581

As of March 24, 2014, we had 70,409 record holders of our common stock.

Share Repurchase Program

We intend to conduct quarterly tender offers pursuant to our share repurchase program. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares of common stock or portions thereof; and

•	the condition of the securities markets.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the sale of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On February 24, 2014, we amended the terms of our share repurchase program. The amendment to the share repurchase program will be effective as of our quarterly repurchase offer for the second quarter of 2014, which we expect will commence in May 2014. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price will be determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof, in its sole discretion) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share of common stock as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2013 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2013	138,169	$9.45	138,169	(1)
November 1 to November 30, 2013	—	—	—	—
December 1 to December 31, 2013	—	—	—	—

Total	138,169	$9.45	138,169	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Distributions

We declared our first distribution on June 20, 2012. Prior to September 2013, we authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with our transition from semi-monthly closings to weekly closings for the sale of shares of common stock in our continuous public offering, beginning in September 2013 and through March 2014, we have authorized and declared ordinary cash distributions on a weekly basis, while paying such distributions on a monthly basis. Following the closing of our continuous public offering, commencing in April 2014, we expect to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates, and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of common stock at the discretion of our board of directors.

To qualify for and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307

On December 10, 2013, our board of directors declared regular weekly cash distributions for January 2014 through March 2014, each in the amount of $0.0145 per share. The regular weekly cash distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. While we previously declared distributions on a weekly basis, in connection with the closing of our continuous public offering in March 2014, we expect to declare distributions on a monthly rather than weekly basis commencing in April 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Expense Reimbursement” for a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by Franklin Square Holdings thereunder and the repayment of such amounts to Franklin Square Holdings.

From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions. During certain periods, our distributions may exceed earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of our distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2013 and 2012 represented a return of capital for tax purposes. There can be no assurance that we will be able to pay distributions at a specific rate or at all.

For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. For the year ended December 31, 2012, if Franklin Square Holdings had not reimbursed certain of our expenses, 24% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Our repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders would otherwise have received in the year ended December 31, 2013. No portion of the distributions paid during the year ended December 31, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	104,102	91%	4,852	47%
Short-term capital gains proceeds from the sale of assets	10,205	9%	2,986	29%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	2,482	24%

Total	$114,307	100%	$10,320	100%

(1)	During the years ended December 31, 2013 and 2012, 91.3% and 92.3%, respectively, of our gross investment income was attributable to cash interest earned, 7.6% and 7.7%, respectively, was attributable to non-cash accretion of discount and 1.1% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2013 and 2012 was $103,829 and $7,607, respectively. As of December 31, 2013 and 2012, we had $7,638 and $273, respectively, of undistributed net investment income and realized gains on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of our 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2012 on account of certain collateralized securities and interests in partnerships held in our portfolio during such period exceeding income for purposes of U.S. generally accepted accounting principles, or GAAP, with respect to such investments for the same period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the amount by which tax-basis income received by us with respect to collateralized securities and interests in partnerships exceeded our GAAP-basis income, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income and the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
GAAP-basis net investment income	$90,674	$2,809
Reversal of incentive fee accrual on unrealized gains	6,164	3,070
Taxable income adjustment on collateralized securities and partnerships	—	273
Tax-basis net investment income portion of total return swap payments	10,269	1,063
Reclassification of unamortized original issue discount	(3,275)	—
Other miscellaneous differences	(3)	392

Tax-basis net investment income	$103,829	$7,607

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, we reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $155 and $6,772, respectively, and increased accumulated undistributed (distributions in excess of) net investment income by $6,927. During the year ended December 31, 2012, we reduced accumulated undistributed net realized gains on investments and gain/loss on foreign currency by $1,063 and increased accumulated undistributed (distributions in excess of) net investment income by $1,063 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2013	2012
Distributable ordinary income (income and short-term capital gains)	$7,389	$273
Distributable realized gains (long-term capital gains)	249	—
Incentive fee accrual on unrealized gains	(9,234)	(3,070)
Unamortized organization costs	(203)	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	28,586	13,079

	$26,787	$10,065

(1)	As of December 31, 2013, the gross unrealized appreciation on our investments and gain on foreign currency was $61,822. As of December 31, 2012, the gross unrealized appreciation on our investments and total return swap was $14,993. As of December 31, 2013 and 2012, the gross unrealized depreciation on our investments and loss on foreign currency was $33,236 and $1,914, respectively.

The aggregate cost of our investments for federal income tax purposes totaled $2,627,242 and $480,879 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $28,586 as of December 31, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including our TRS, was $13,079 as of December 31, 2012.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011 is derived from our consolidated financial statements, which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,		Period from July 13, 2011 (Inception) to December 31, 2011(1)
	2013	2012
Statements of operations data:
Total investment income	$167,693	$9,484	$—
Operating expenses
Total operating expenses	74,978	9,157	20
Less: Expense reimbursement from sponsor	—	(2,482)	—
Add: Expense recoupment to sponsor	2,041	—	—

Net operating expenses	77,019	6,675	20

Net investment income (loss)	90,674	2,809	(20)
Total net realized and unrealized gain (loss) on investments	40,200	17,596	—

Net increase (decrease) in net assets resulting from operations	$130,874	$20,405	$(20)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.62	$0.12	$(0.90)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.89	$0.85	$(0.90)

Distributions declared(3)	$(0.76)	$0.39	$—

Balance sheet data:
Total assets	$3,321,967	$709,325	$200

Credit facilities and repurchase agreement payable	$720,494	$117,500	$—

Total net assets	$2,390,985	$527,727	$200

Other data:
Total return(4)	10.81%	6.11%	—
Number of portfolio company investments at period end	179	88	—
Total portfolio investments for the period	$2,838,032	$681,503	$—
Proceeds from sales and prepayments of investments	$711,652	$204,248	$—

(1)	We formally commenced operations on June 18, 2012. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)	The per share data was derived by using the weighted average shares outstanding during the year ended December 31, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)

The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the portfolio companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, GDFM or any of their affiliates;

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. In March 2014, we closed our continuous public offering of shares of common stock to new investors.

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on our gross assets as well as incentive fees based on our performance. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.

Direct Originations: We intend to leverage our relationship with GDFM and their global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and CLOs.

In the case of event driven investments, we intend to take advantage of dislocations that arise in the markets due to an impending event and where the market’s apparent expectation of value differs substantially from our fundamental analysis. Such events may include a looming debt maturity or default, a merger, spin-off or other corporate reorganization, an adverse regulatory or legal ruling, or a material contract expiration, any of which may significantly improve or impair a company’s financial position. Compared to other investment strategies, event driven investing depends more heavily on our ability to successfully predict the outcome of an individual event rather than on underlying macroeconomic fundamentals. As a result, successful event driven strategies may offer both substantial diversification benefits and the ability to generate performance in uncertain market environments.

We may also invest in certain opportunities that are originated and then syndicated by a commercial or investment bank, but where we provide a capital commitment significantly above the average syndicate participant, i.e., an anchor order. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC II Advisor and GDFM.

In addition, our relationship with GSO, one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

Broadly Syndicated/Other: Although our primary focus is to invest in directly originated transactions and opportunistic investments, in certain circumstances we will also invest in the broadly syndicated loan and high yield markets. Broadly syndicated loans and bonds are generally more liquid than our directly originated investments and provide a complement to our less liquid strategies. In addition, and because we typically receive more attractive financing terms on these positions than we do on our less liquid assets, we are able to leverage the broadly syndicated portion of our portfolio in such a way that maximizes the levered return potential of our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or directly from our target companies. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity in our target companies, either in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds and other debt securities.

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by an NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P).We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on June 13, 2013. We may, however, elect to utilize a total return swap in the future.

We principally generate revenues in the form of interest income on the debt investments we hold. We also generate revenues in the form of dividends and other distributions on the equity or other securities we may hold. In addition, we generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

•

research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees;

•	federal, state and local taxes;

•	fees and expenses of directors not also serving in an executive officer capacity for us or FSIC II Advisor;

•	costs of proxy statements, stockholders’ reports, notices and other filings;

•	fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;

•	direct costs such as printing, mailing, long distance telephone and staff;

•	fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;

•	brokerage commissions for our investments;

•	costs associated with our chief compliance officer; and

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from proceeds of the sale of shares of our common stock or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2013 and 2012

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,838,032. During the same period, we sold investments for proceeds of $337,169 and received principal repayments of $374,483. As of December 31, 2013, our investment portfolio, with a total fair value of $2,655,828, consisted of interests in 179 portfolio companies (48% in first lien senior secured loans, 26% in second lien senior secured loans, 8% in senior secured bonds, 10% in subordinated debt, 7% in collateralized securities and 1% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $242.1 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 98.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 54.0% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 9.5% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2013. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.0145 per share as of December 31, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

During the period from June 18, 2012 through December 31, 2012, we made investments in portfolio companies totaling $681,503. During the same period, we sold investments for proceeds of $182,908 and received principal repayments of $21,340. As of December 31, 2012, our investment portfolio, with a total fair value of $488,642, consisted of interests in 88 portfolio companies (33% in first lien senior secured loans, 30% in second lien senior secured loans, 10% in senior secured bonds, 22% in subordinated debt, 4% in collateralized securities and 1% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $303.0 million. As of December 31, 2012, the investments in our portfolio were purchased at a weighted average price of 95.9% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 78.4% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage, was 10.3% based upon the amortized cost of our investments. Our gross annual portfolio yield, prior to leverage, represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of December 31, 2012. The portfolio yield does not represent an actual investment return to stockholders.

The decrease in the percentage of investments in our portfolio that were rated as of December 31, 2013 compared to December 31, 2012 can be primarily attributed to the increase in directly originated investments during 2013 that are less likely to be rated.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2013 and 2012:

	For the Year Ended
Net Investment Activity	December 31, 2013	December 31, 2012
Purchases	$2,838,032	$681,503
Sales and Redemptions	(711,652)	(204,248)

Net Portfolio Activity	$2,126,380	$477,255

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,417,796	50%	$256,121	38%
Senior Secured Loans—Second Lien	773,919	27%	151,983	22%
Senior Secured Bonds	192,607	7%	58,145	8%
Subordinated Debt	273,078	9%	192,622	28%
Collateralized Securities	160,445	6%	17,632	3%
Equity/Other	20,187	1%	5,000	1%

Total	$2,838,032	100%	$681,503	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,249,333	$1,268,093	48%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	684,825	697,240	26%	147,080	149,497	30%
Senior Secured Bonds	218,575	203,927	8%	47,539	48,608	10%
Subordinated Debt	278,306	276,640	10%	106,713	107,407	22%
Collateralized Securities	172,265	182,100	7%	17,495	18,308	4%
Equity/Other	23,665	27,828	1%	5,000	4,998	1%

	$2,626,969	$2,655,828	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2013	December 31, 2012
Number of Portfolio Companies	179	88
% Variable Rate (based on fair value)	74.0%	64.1%
% Fixed Rate (based on fair value)	24.9%	34.9%
% Income Producing Equity or Other Investments (based on fair value)	0.3%	—
% Non-Income Producing Equity or Other Investments (based on fair value)	0.8%	1.0%
Average Annual EBITDA of Portfolio Companies	$242,100	$303,000
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.5%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.5%	10.4%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2013:

	For the Three Months Ended	For the Year Ended
New Direct Originations	December 31, 2013	December 31, 2013
Total Commitments (including Unfunded Commitments)	$250,420	$1,116,128
Exited Investments (including partial paydowns)	(120,591)	(127,809)

Net Direct Originations	$129,829	$988,319

	For the Three Months Ended		For the Year Ended
	December 31, 2013		December 31, 2013
New Direct Originations by Asset Class	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$169,588	68%	$776,998	70%
Senior Secured Loans—Second Lien	—	—	239,500	21%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	—	—
Collateralized Securities	76,260	30%	76,260	7%
Equity/Other	4,572	2%	23,370	2%

Total	$250,420	100%	$1,116,128	100%

	For the Three Months Ended	For the Year Ended
	December 31, 2013	December 31, 2013
Average New Direct Origination Commitment Amount	$62,605	$65,655
Weighted Average Maturity for New Direct Originations	7/10/19	12/18/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.5%	10.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	18.7%	18.2%

Characteristics of All Direct Originations held in Portfolio	As of December 31, 2013
Number of Portfolio Companies	16
Average Annual EBITDA of Portfolio Companies	$32,100
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	6.3x
% of Investments on Non-Accrual	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$961,269	36%	$30,763	6%
Opportunistic	765,748	29%	213,272	44%
Broadly Syndicated/Other	928,811	35%	244,607	50%

Total	$2,655,828	100%	$488,642	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$53,195	2%	$—	—
Capital Goods	199,070	8%	84,807	17%
Commercial & Professional Services	44,881	2%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	144,211	5%	18,248	4%
Consumer Services	401,187	15%	22,982	5%
Diversified Financials	200,485	8%	34,130	7%
Energy	417,589	16%	90,673	19%
Food & Staples Retailing	1,181	0%	16,304	3%
Food, Beverage & Tobacco	10,245	0%	—	—
Health Care Equipment & Services	133,025	5%	50,433	10%
Household & Personal Products	5,000	0%	—	—
Insurance	86,466	3%	4,020	1%
Materials	138,777	5%	7,720	2%
Media	101,071	4%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	78,001	3%	16,805	3%
Real Estate	8,171	0%	5,108	1%
Retailing	194,817	7%	—	—
Semiconductors & Semiconductor Equipment	—	—	1,227	0%
Software & Services	181,024	7%	30,387	6%
Technology Hardware & Equipment	104,293	4%	20,361	4%

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Telecommunication Services	$129,704	5%	$23,240	5%
Transportation	21,964	1%	8,754	2%
Utilities	1,471	0%	10,872	2%

Total	$2,655,828	100%	$488,642	100%

We do not “control” and are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment with an unfunded commitment of $6,157. As of December 31, 2012, we had one senior secured loan investment with an unfunded commitment of $10,204. We maintain sufficient cash on hand to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$86,131	3%	$—	—
2	2,286,820	86%	442,090	90%
3	269,660	10%	29,340	6%
4	13,217	1%	17,212	4%
5	—	—	—	—

	$2,655,828	100%	$488,642	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

We commenced operations on June 18, 2012, when we raised in excess of $2,500 from persons who were not affiliated with us or FSIC II Advisor. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company. As a result, no comparisons with the comparable 2011 period have been included. From January 1, 2012 through June 18, 2012, the date on which we commenced operations, we incurred organization costs of $205 and offering costs of $1,074, which were funded by Franklin Square Holdings and recorded as a contribution to capital.

Comparison of the Year Ended December 31, 2013 and the Period from June 18, 2012 (Commencement of Operations) through December 31, 2012

Revenues

We generated investment income of $167,693 and $9,484 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $153,053 and $8,758 of cash income earned as well as $14,640 and $726 in non-cash portions relating to accretion of discount and PIK interest for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases and the proportion of directly originated investments in our portfolio increases.

Expenses

Our total operating expenses were $74,978 and $8,952 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $38,677 and $3,315 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $2,732 and $396 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $8,871 based on the performance of our portfolio, all of which was paid to FSIC II Advisor during such period. We did not accrue any subordinated incentive fee on income during the period from June 18, 2012 through December 31, 2012. During the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, we accrued capital gains incentive fees of $6,164 and $3,548, respectively, based on the performance of our portfolio, of which $6,164 and $3,070, respectively, was based on unrealized gains and $0 and $478, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $12,286 and $291 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively, in connection with the JPM facility, the Cooper River facility and our TRS. For the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $642 and $85, respectively, and fees and expenses incurred with our stock transfer agent totaled $2,357 and $540, respectively. Fees for our board of directors were $656 and $199 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively.

Our other general and administrative expenses totaled $2,593 and $578 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively, and consisted of the following:

	Year Ended December 31, 2013	Period from June 18, 2012 (Commencement of Operations) through December 31, 2012
Expenses associated with our independent audit and related fees	$324	$199
Compensation of our chief compliance officer	72	46
Legal fees	700	147
Printing fees	585	124
Other	912	62

Total	$2,593	$578

We generally expect our operating expenses related to our ongoing operations to decrease as a percentage of our average net assets because of the anticipated growth in the size of our asset base. During the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the ratio of our total operating expenses to our average net assets was 5.46% and 4.11%, respectively. During the year ended December 31, 2013, the ratio of our net operating expenses to our average net assets, which includes $2,041 of expense recoupments paid to Franklin Square Holdings was 5.61%. During the period from June 18, 2012 through December 31, 2012, the ratio of our net operating expenses to our average net assets, which includes $2,482 of expense reimbursements from Franklin Square Holdings, was 2.97%. During the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the ratio of our net operating expenses to average net assets included $12,286 and $291, respectively, related to interest expense and $15,035 and $3,548, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 3.62% and 1.21% for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under the expense reimbursement agreement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $90,674 ($0.62 per share) and $3,014 ($0.13 per share) for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, the increase in the number of directly originated transactions and better economies of scale during the year ended December 31, 2013.

Net Realized Gains or Losses

We sold investments and received principal repayments of $337,169 and $374,483, respectively, during the year ended December 31, 2013, from which we realized a net gain of $5,343. During the year ended December 31, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and we realized a net loss of $144 from settlements on foreign currency. We sold investments and received principal repayments of $182,908 and $21,340, respectively, during the period from June 18, 2012 through December 31, 2012, from which we realized net gains of $2,625. During the period from June 18, 2012 through December 31, 2012, we earned $1,566 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net loss of $142 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $20,823, the net change in unrealized appreciation (depreciation) on our TRS was $(5,641), and the net change in unrealized gain (loss) on foreign currency was $130. For the period from June 18, 2012 through December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $8,036, the net change in unrealized appreciation (depreciation) on our TRS was $5,641, and the net change in unrealized gain (loss) on foreign currency was $(130). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2013 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The net change in unrealized appreciation (depreciation) on our TRS during the year ended December 31, 2013 was primarily driven by the termination of our TRS on June 13, 2013, which converted unrealized appreciation into realized gains. The net change in unrealized appreciation (depreciation) on our investments and TRS during the period from June 18, 2012 through December 31, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the net increase in net assets resulting from operations was $130,874 ($0.89 per share) and $20,610 ($0.86 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering. Following the closing of our continuous public offering, we will continue to issue shares pursuant to our distribution reinvestment plan. As of March 24, 2014, we had sold a total of 304,332,221 shares of common stock and raised total gross proceeds of $3,131,287, including $200 of seed capital contributed by principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

During the year ended December 31, 2013, we sold 197,218,959 shares of our common stock for gross proceeds of $2,043,181 at an average price per share of $10.36. The gross proceeds received during the year ended December 31, 2013 include reinvested stockholder distributions of $52,057 for which we issued 5,523,072 shares of common stock. During the year ended December 31, 2013, we also incurred offering costs of $7,900 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $186,143 for the year ended December 31, 2013. These sales commissions and fees include $35,718 retained by the dealer manager, FS2 Capital Partners, LLC, or FS2, which is an affiliate of ours.

During the year ended December 31, 2012, we sold 57,615,461 shares of our common stock (including shares of common stock sold in the private placement) for gross proceeds of $574,355. The gross proceeds received include reinvested stockholder distributions of $3,608 for which we issued 377,027 shares of common stock. We also incurred offering costs of $3,882 in connection with the sale of our common stock (of which $2,808 was incurred during the period from June 18, 2012 through December 31, 2012), which consisted primarily of legal, due diligence and printing fees. Franklin Square Holdings funded $2,184 of these offering costs, which were recorded as a contribution of capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $51,993. These sales commissions and fees include $10,025 retained by FS2.

We generate cash primarily from the issuance of shares under our distribution reinvestment plan and from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments.

Prior to investing in securities of portfolio companies, we invest the net proceeds from the issuance of shares of our common stock under our distribution reinvestment plan and from sales and paydowns of existing investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

To provide our stockholders with limited liquidity, we conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On January 2, 2014, we repurchased 135,094 shares (representing 100% of the shares of common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $1,277.

As of December 31, 2013, we had $581,632 in cash, which we held in a custodial account, and $29,506 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of December 31, 2013:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016

On February 19, 2014, our wholly-owned, special-purpose financing subsidiary, Wissahickon Creek, entered into the Wissahickon Creek facility, which provides for borrowings in an aggregate principal amount up to $250,000. Additionally, on February 20, 2014, our wholly-owned, special-purpose financing subsidiary, Darby Creek, entered into the Darby Creek facility, which provides for borrowings in an aggregate principal amount up to $250,000. See “—Recent Developments” for a discussion regarding the Wissahickon Creek facility and the Darby Creek facility.

JPM Financing

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River and Cobbs Creek, we entered into the April 2013 amendment to our debt financing arrangement with JPM, which we originally entered into with JPM on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to FSIC II Advisor.

Cobbs Creek, in turn, has entered into the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility is $550,000. Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM facility applied to the amount of such reduction.

If at any time during the term of the JPM facility the market value of the assets held by Lehigh River securing the Class A Notes declines below the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

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

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into (i) the Lehigh Management Agreement, pursuant to which we manage the assets of Lehigh River; and (ii) the Lehigh Administration Agreement, pursuant to which Virtus performs certain administrative services with respect to the assets of Lehigh River. In connection with the JPM facility, Cobbs Creek also entered into the Cobbs Management Agreement, pursuant to which we manage the assets of Cobbs Creek.

As of December 31, 2013 and 2012, Class A Notes in the aggregate principal amount of $660,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $117,500, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2013 and 2012, Cobbs Creek’s liability under the JPM facility was $550,000 and $117,500, respectively, plus $2,085 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of December 31, 2013 and 2012, the fair value of assets held by Lehigh River was $1,217,548 and $306,851, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2013 and 2012, the fair value of assets held by Cobbs Creek was $345,492 and $94,247, respectively.

We incurred costs of $159 in connection with obtaining and amending the JPM facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM facility. As of December 31, 2013, $113 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM facility was 3.25% per annum as of December 31, 2013. We recorded interest expense of $9,913 and $281 for the years ended December 31, 2013 and 2012, respectively, of which $39 and $7, respectively, related to the amortization of deferred financing costs. We paid $8,063 and $0 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the JPM facility for the years ended December 31, 2013 and 2012 were $299,666 and $44,230, respectively, with a weighted average interest rate of 3.25% and 3.25%, respectively.

Amounts outstanding under the JPM facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On March 27, 2013, our wholly-owned, special-purpose financing subsidiary, Cooper River, entered into the Cooper River facility. The Cooper River facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

We may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the Cooper River facility, and will retain a residual interest in any assets contributed through our ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed us to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the Cooper River facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the Cooper River facility are non-recourse to us and our exposure under the Cooper River facility is limited to the value of our investment in Cooper River.

Borrowings under the Cooper River facility accrue interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the Cooper River facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the Cooper River facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee to the extent that the aggregate principal amount available under the Cooper River facility is not borrowed. Outstanding borrowings under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

In connection with the closing of the Cooper River facility, we contributed approximately $52,472 in cash to Cooper River. Cooper River used approximately $14,194 of borrowings under the Cooper River facility, together with cash contributed by us, to fund its acquisition of approximately $65,108 in debt securities held by an affiliate of Citibank and to pay certain fees and expenses in connection with the establishment of the Cooper River facility.

As of December 31, 2013, $170,494 was outstanding under the Cooper River facility. The carrying amount of the amount outstanding under the Cooper River facility approximates its fair value. We incurred costs of $1,557 in connection with obtaining the Cooper River facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Cooper River facility. As of December 31, 2013, $1,160 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Cooper River facility was 2.01% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. We recorded interest expense of $2,363 for the year ended December 31, 2013, of which $397 related to the amortization of deferred financing costs and $118 related to fees on the unused portion of the Cooper River facility. We paid $1,193 in interest expense during the year ended December 31, 2013. The average borrowings under the Cooper River facility for the period from March 27, 2013 to December 31, 2013 were $118,460, with a weighted average interest rate (including the effect of non-usage fees) of 2.13%.

Under the Cooper River facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Cooper River facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or us; (c) the failure of Cooper River to be beneficially owned and controlled by us; (d) our resignation or removal as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

Borrowings of Cooper River will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of March 24, 2014, we had sold an aggregate of 3,247,578 shares of common stock for aggregate gross proceeds of $29,672 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Prior to September 2013, we authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with our transition from semi-monthly closings to weekly closings for the sale of shares of common stock in our continuous public offering, beginning in September 2013 and through March 2014, we have authorized and declared ordinary cash distributions on a weekly basis, while paying such distributions on a monthly basis. Following the closing of our continuous public offering, commencing in April 2014, we expect to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital for tax purposes. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities, and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the years ended December 31, 2013 and 2012 represented a return of capital for tax purposes.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307

On December 10, 2013, our board of directors declared regular weekly cash distributions for January 2014 through March 2014, each in the amount of $0.0145 per share. The regular weekly cash distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by our board of directors. While we previously declared distributions on a weekly basis, in connection with the closing of our continuous public offering in March 2014, we expect to declare distributions on a monthly rather than weekly basis, while continuing to pay such distributions on a monthly basis commencing in April 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. For the year ended December 31, 2012, if Franklin Square Holdings had not reimbursed certain of our expenses, 24% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Our repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders would otherwise have received in the year ended December 31, 2013. No portion of the distributions paid during the year ended December 31, 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	104,102	91%	4,852	47%
Short-term capital gains proceeds from the sale of assets	10,205	9%	2,986	29%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	2,482	24%

Total	$114,307	100%	$10,320	100%

(1)	During the years ended December 31, 2013 and 2012, 91.3% and 92.3%, respectively, of our gross investment income was attributable to cash interest earned, 7.6% and 7.7%, respectively, was attributable to non-cash accretion of discount and 1.1% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2013 and 2012 was $103,829 and $7,607, respectively. As of December 31, 2013 and 2012, we had $7,638 and $273, respectively, of undistributed net investment income and realized gains on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of our 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2012 on account of certain collateralized securities and interests in partnerships held in our portfolio during such period exceeding GAAP-basis income with respect to such investments for the same period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the years ended December 31, 2013 and 2012.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with FSIC II Advisor’s management team providing a preliminary valuation of each portfolio company or investment to our valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

Our investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. We valued the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to us for review and testing. Our valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our valuation committee or board of directors had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio were liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which is described more fully in “—Financial Condition, Liquidity and Capital Resources—Total Return Swap”) as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC informed us that it is their interpretation of the applicable language in the Advisers Act that we should “look through” the TRS in calculating our capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis. On June 13, 2013, we terminated the TRS.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the years ended December 31, 2013 and 2012, we incurred $38,677 and $3,315, respectively, in base management fees and $2,732 and $396, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $8,871 based on the performance of our portfolio, all of which was paid to FSIC II Advisor during such period. We did not accrue any subordinated incentive fee on income during the year ended December 31, 2012. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. During the year ended December 31, 2013, we accrued capital gains incentive fees of $6,164 based on the performance of our portfolio, all of which was based on unrealized gains. We paid FSIC II Advisor $478 in capital gains incentive fees during the year ended December 31, 2013. As a result of the foregoing, we have accrued capital gains incentive fees as of December 31, 2013 of $9,234, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM facility and the Cooper River facility at December 31, 2013 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Cooper River(2)	$170,494	—	$170,494	—	—

(1)	At December 31, 2013, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At December 31, 2013, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

On February 19, 2014, our wholly-owned, special-purpose financing subsidiary, Wissahickon Creek, entered into the Wissahickon Creek facility, which provides for borrowings in an aggregate principal amount up to $250,000. Additionally, on February 20, 2014, our wholly-owned, special-purpose financing subsidiary, Darby Creek, entered into the Darby Creek facility, which provides for borrowings in an aggregate principal amount up to $250,000. See “—Recent Developments” for a discussion regarding the Wissahickon Creek facility and the Darby Creek facility.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Our board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, we satisfied the minimum offering requirement. Since inception through December 31, 2013, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$38,677	$3,315
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,164	$3,548
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,871	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$2,732	$396
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$35,718	$10,025

(1)	During the year ended December 31, 2013, $26,131 in base management fees were paid to FSIC II Advisor. During the year ended December 31, 2012, $734 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Overview—Expense Reimbursement”) and $114 was paid to FSIC II Advisor by us. As of December 31, 2013, $15,013 in base management fees were payable to FSIC II Advisor.

(2)	During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $6,164 and $3,548, respectively, based on the performance of our portfolio, of which $6,164 and $3,070, respectively, was based on unrealized gains and $0 and $478, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We paid FSIC II Advisor $478 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, we had accrued capital gains incentive fees of $9,234 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the year ended December 31, 2013, $8,871 of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2013, no amounts were payable to FSIC II Advisor in respect of the subordinated incentive fee on income.

(4)	During the years ended December 31, 2013 and 2012, $2,216 and $321, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $2,342 and $215, respectively, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2013 and 2012.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of March 24, 2014, we have sold an aggregate of 3,247,578 shares of common stock for aggregate gross proceeds of $29,672 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to us and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategy, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if we had not obtained such relief. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2013, no further amounts remain subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing occurring on June 17, 2013, FS Benefit Trust purchased $34 of our shares of common stock at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Recent Developments

Public Offering of Shares

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of approximately $3,112,692 in our continuous public offering.

Wissahickon Creek Credit Facility

On February 19, 2014, our newly-formed, wholly-owned, special-purpose financing subsidiary, Wissahickon Creek, entered into the Wissahickon Creek facility. The Wissahickon Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

We may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Wissahickon Creek or will receive fair market value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various sources. Wissahickon Creek has appointed us to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to us and our exposure under the Wissahickon Creek facility is limited to the value of our investment in Wissahickon Creek.

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Beginning four months after February 19, 2014, Wissahickon Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wissahickon Creek facility has not been borrowed. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019. Wissahickon Creek paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Wissahickon Creek facility.

Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio.

The occurrence of certain events described as “Collateral Manager Events of Default” in the credit agreement which governs the Wissahickon Creek facility triggers (i) a requirement that Wissahickon Creek obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Wissahickon Creek to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo’s sole discretion. Collateral Manager Events of Default include non-performance of any obligation under the transaction documents by Wissahickon Creek, us, FSIC II Advisor or GDFM, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Wissahickon Creek facility.

In connection with the Wissahickon Creek facility, Wissahickon Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Wissahickon Creek facility contains the following events of default: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the Wissahickon Creek facility; (c) the insolvency or bankruptcy of Wissahickon Creek or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $300,000; and (g) the failure of Wissahickon Creek to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wissahickon Creek facility immediately due and payable. During the continuation of an event of default, Wissahickon Creek must pay interest at a default rate.

Borrowings of Wissahickon Creek will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Darby Creek Credit Facility

On February 20, 2014, our wholly-owned, special-purpose financing subsidiary, Darby Creek, entered into the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

We may contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to us and our exposure under the Darby Creek facility is limited to the value of our investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Interest is payable quarterly in arrears. Darby Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Darby Creek facility has not been borrowed. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Darby Creek paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Darby Creek facility.

Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the credit agreement which governs the Darby Creek facility triggers (i) a requirement that Darby Creek obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Darby Creek to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by Darby Creek, us, FSIC II Advisor or GDFM, and other events with respect to such entities that are adverse to Deutsche Bank and the secured parties under the Darby Creek facility.

In connection with the Darby Creek facility, Darby Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Darby Creek facility contains the following events of default: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Darby Creek or us; (d) a change of control of Darby Creek shall have occurred; (e) the failure of Darby Creek to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek facility immediately due and payable. During the continuation of an event of default, Darby Creek must pay interest at a default rate.

Borrowings of Darby Creek will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 74.0% of our portfolio investments (based on fair value) paid variable interest rates, 24.9% paid fixed interest rates, 0.8% were non-income producing equity or other investments and the remainder (0.3%) were income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed our incentive fee hurdle rate, as described in the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, Cooper River borrows at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of December 31, 2013 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(194)	$(400)	$206	0.1%
Current LIBOR	—	—	—	—
Up 100 basis points	1,930	1,600	330	0.1%
Up 300 basis points	37,429	4,799	32,630	14.0%
Up 500 basis points	73,402	7,999	65,403	28.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2013 and 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Management’s Report on Internal Control Over Financial Reporting	96
Report of Independent Registered Public Accounting Firm	97
Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets as of December 31, 2013 and 2012	99
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	100
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	101
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	102
Consolidated Schedules of Investments as of December 31, 2013 and 2012	103
Notes to Consolidated Financial Statements	115

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited FS Investment Corporation II’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. FS Investment Corporation II’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation II maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2013, and for the period from July 13, 2011 (Inception) to December 31, 2011 and our report dated March 25, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 13, 2011 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 and for the period from July 13, 2011 (Inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 25, 2014 expressed an unqualified opinion on the effectiveness of FS Investment Corporation II’s internal control over financial reporting.

As explained in Note 7 to the consolidated financial statements, the accompanying consolidated financial statements include investments valued at approximately $2,655,828,000 (111.1% of net assets) and approximately $488,642,000 (92.6% of net assets) as of December 31, 2013 and 2012, respectively, whose fair values have been determined by the Company in the absence of readily ascertainable fair values.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 25, 2014

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments, at fair value (amortized cost—$2,626,969 and $480,606, respectively)	$2,655,828	$488,642
Cash	581,632	107,157
Due from counterparty	—	97,441
Receivable for investments sold and repaid	52,817	3,538
Interest receivable	29,855	4,131
Receivable for common stock purchased	532	482
Deferred financing costs	1,273	162
Reimbursement due from sponsor(1)	—	1,635
Receivable due on total return swap(2)	—	396
Unrealized appreciation on total return swap(2)	—	5,641
Prepaid expenses and other assets	30	100

Total assets	$3,321,967	$709,325

Liabilities
Payable for investments purchased	$163,785	$53,636
Repurchase agreement payable(3)	550,000	117,500
Credit facility payable(4)	170,494	—
Stockholder distributions payable	17,826	3,344
Management fees payable	15,013	2,467
Accrued capital gains incentive fees(5)	9,234	3,548
Administrative services expense payable	571	181
Interest payable	2,858	274
Directors’ fees payable	183	—
Other accrued expenses and liabilities	1,018	648

Total liabilities	930,982	181,598

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 254,572,096 and 57,612,806 shares issued and outstanding, respectively	255	58
Capital in excess of par value	2,363,943	517,604
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(6)	7,911	—
Accumulated distributions in excess of net investment income(6)	(9,983)	(3,482)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	28,859	13,547

Total stockholders’ equity	2,390,985	527,727

Total liabilities and stockholders’ equity	$3,321,967	$709,325

Net asset value per share of common stock at year end	$9.39	$9.16

(1)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.

(2)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(3)	See Note 8 for a discussion of the Company’s repurchase transaction.

(4)	See Note 8 for a discussion of the Company’s revolving credit facility with Citibank, N.A.

(5)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(6)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,		Period from July 13, 2011 (Inception) to December 31, 2011
	2013	2012
Investment income
Interest income	$145,783	$8,539	$—
Fee income	21,550	945	—
Dividend income	360	—	—

Total investment income	167,693	9,484	—

Operating expenses
Management fees	38,677	3,315	—
Capital gains incentive fees(1)	6,164	3,548	—
Subordinated income incentive fees(1)	8,871	—	—
Administrative services expenses	2,732	396	—
Stock transfer agent fees	2,357	540	—
Accounting and administrative fees	642	85	—
Interest expense	12,286	291	—
Organization costs	—	205	20
Directors’ fees	656	199	—
Other general and administrative expenses	2,593	578	—

Total operating expenses	74,978	9,157	20
Less: Expense reimbursement from sponsor(2)	—	(2,482)	—
Add: Expense recoupment to sponsor(2)	2,041	—	—

Net operating expenses	77,019	6,675	20

Net investment income (loss)	90,674	2,809	(20)

Realized and unrealized gain/loss
Net realized gain (loss) on investments	5,343	2,625	—
Net realized gain (loss) on total return swap(3)	19,689	1,566	—
Net realized gain (loss) on foreign currency	(144)	(142)	—
Net change in unrealized appreciation (depreciation) on investments	20,823	8,036	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	(5,641)	5,641	—
Net change in unrealized gain (loss) on foreign currency	130	(130)	—

Total net realized and unrealized gain (loss) on investments	40,200	17,596	—

Net increase (decrease) in net assets resulting from operations	$130,874	$20,405	$(20)

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.89	$0.85	$(0.90)

Weighted average shares outstanding	146,917,410	24,067,734	22,222

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the year ended December 31, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012, respectively.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,		Period from July 13, 2011 (Inception) to December 31, 2011
	2013	2012
Operations
Net investment income (loss)	$90,674	$2,809	$(20)
Net realized gain (loss) on investments, total return swap and foreign currency(1)	24,888	4,049	—
Net change in unrealized appreciation (depreciation) on investments	20,823	8,036	—
Net change in unrealized appreciation (depreciation) on total return swap(1)	(5,641)	5,641	—
Net change in unrealized gain (loss) on foreign currency	130	(130)	—

Net increase (decrease) in net assets resulting from operations	130,874	20,405	(20)

Stockholder distributions(2)
Distributions from net investment income	(104,102)	(7,334)	—
Distributions from net realized gain on investments	(10,205)	(2,986)	—

Net decrease in net assets resulting from stockholder distributions	(114,307)	(10,320)	—

Capital share transactions
Issuance of common stock	1,804,981	518,754	200
Reinvestment of stockholder distributions	52,057	3,608	—
Repurchases of common stock	(2,447)	(225)	—
Offering costs	(7,900)	(3,882)	(793)
Payments to investment adviser for offering and organization costs(3)	—	(3,202)	—
Capital contributions of investment adviser	—	2,389	813

Net increase in net assets resulting from capital share transactions	1,846,691	517,442	220

Total increase in net assets	1,863,258	527,527	200
Net assets at beginning of period	527,727	200	—

Net assets at end of period	$2,390,985	$527,727	$200

Accumulated distributions in excess of net investment income(2)	$(9,983)	$(3,482)	$(20)

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Period from July 13, 2011 (Inception) to December 31, 2011
	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$130,874	$20,405	$(20)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,838,032)	(681,503)	—
Paid-in-kind interest	(1,819)	—	—
Proceeds from sales and repayments of investments	711,652	204,248	—
Net realized (gain) loss on investments	(5,343)	(2,625)	—
Net change in unrealized (appreciation) depreciation on investments	(20,823)	(8,036)	—
Net change in unrealized (appreciation) depreciation on total return swap(1)	5,641	(5,641)	—
Accretion of discount	(12,821)	(726)	—
Amortization of deferred financing costs	446	17	—
(Increase) decrease in due from counterparty	97,441	(97,441)	—
(Increase) decrease in receivable for investments sold and repaid	(49,279)	(3,538)	—
(Increase) decrease in expense reimbursement due from sponsor(2)	1,635	(1,635)	—
(Increase) decrease in interest receivable	(25,724)	(4,131)	—
(Increase) decrease in receivable due on total return swap(1)	396	(396)	—
(Increase) decrease in prepaid expenses and other assets	70	(100)	—
Increase (decrease) in payable for investments purchased	110,149	53,636	—
Increase (decrease) in management fees payable	12,546	2,467	—
Increase (decrease) in accrued capital gains incentive fees	5,686	3,548	—
Increase (decrease) in administrative services expense payable	390	181	—
Increase (decrease) in interest payable	2,584	274	—
Increase (decrease) in directors’ fees payable	183	—	—
Increase (decrease) in other accrued expenses and liabilities	370	648	—

Net cash used in operating activities	(1,873,778)	(520,348)	(20)

Cash flows from financing activities
Issuance of common stock	1,804,931	518,272	200
Reinvestment of stockholder distributions	52,057	3,608	—
Repurchases of common stock	(2,447)	(225)	—
Offering costs	(7,900)	(3,882)	(793)
Capital contributions of investment adviser	—	2,389	813
Payments to investment adviser for offering and organization costs(3)	—	(3,202)	—
Stockholder distributions	(99,825)	(6,976)	—
Borrowings under credit facility(4)	170,494	—	—
Borrowings under repurchase agreement(5)	432,500	117,500	—
Deferred financing costs paid	(1,557)	(179)	—

Net cash provided by financing activities	2,348,253	627,305	220

Total increase (decrease) in cash	474,475	106,957	200
Cash at beginning of period	107,157	200	—

Cash at end of period	$581,632	$107,157	$200

Supplemental disclosure
Local taxes paid	$117	$—	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s revolving credit facility with Citibank, N.A. During the year ended December 31, 2013, the Company paid $1,193 in interest expense on the credit facility.

(5)	See Note 8 for a discussion of the Company’s repurchase transaction. During the years ended December 31, 2013 and 2012, the Company paid $8,063 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Loans—First Lien—53.0%
A.T. Cross Co.	(d)(f)	Retailing	L+825		9/6/19	$36,908	$36,908	$36,908
A.T. Cross Co.	(d)(f)	Retailing	L+825		9/6/19	20,000	20,000	20,000
Advantage Sales & Marketing Inc.	(g)	Commercial & Professional Services	L+325	1.0%	12/18/17	2,107	2,097	2,120
Air Medical Group Holdings, Inc.	(f)(g)	Health Care Equipment & Services	L+400	1.0%	6/30/18	5,474	5,566	5,546
Alcatel-Lucent USA Inc.	(d)(f)(h)	Technology Hardware & Equipment	L+475	1.0%	1/30/19	8,138	8,182	8,188
Alon USA Partners, L.P.	(d)(h)	Energy	L+800	1.3%	11/26/18	4,125	3,944	4,256
Alvogen Pharma US, Inc.	(f)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,781	9,724	9,927
Apex Tool Group, LLC		Capital Goods	L+325	1.3%	1/31/20	5,300	5,276	5,334
ARG IH Corp.		Consumer Services	L+400	1.0%	11/15/20	1,400	1,397	1,410
Ascension Insurance, Inc.	(d)(e)	Insurance	L+825	1.3%	3/5/19	79,423	78,097	78,628
Aspect Software, Inc.	(g)	Software & Services	L+525	1.8%	5/7/16	7,873	7,902	7,915
Attachmate Corp.	(f)	Software & Services	L+575	1.5%	11/22/17	2,607	2,637	2,660
Audio Visual Services Group, Inc.	(d)(f)	Technology Hardware & Equipment	L+550	1.3%	11/9/18	10,107	10,110	10,182
Audio Visual Services Group, Inc.		Technology Hardware & Equipment	L+550	1.3%	11/9/17	7,500	7,500	7,479
Avaya Inc.	(d)(g)	Technology Hardware & Equipment	L+450		10/26/17	7,340	6,809	7,200
Avaya Inc.	(d)(f)	Technology Hardware & Equipment	L+675	1.3%	3/31/18	11,896	11,318	12,092
Azure Midstream Energy LLC	(f)	Energy	L+550	1.0%	11/15/18	4,500	4,434	4,534
BlackBrush TexStar L.P.	(d)(f)	Energy	L+650	1.3%	6/4/19	14,179	14,049	14,311
Blue Coat Systems, Inc.	(d)	Software & Services	L+350	1.0%	5/31/19	2,121	2,121	2,132
Boomerang Tube, LLC	(d)	Energy	L+950	1.5%	10/11/17	4,688	4,573	4,523
Bright Horizons Family Solutions LLC		Health Care Equipment & Services	L+300	1.0%	1/30/20	1,003	994	1,011
Cadillac Jack, Inc.	(d)(f)(h)	Consumer Services	L+700	1.0%	12/20/17	125,000	123,770	123,750
Caesars Entertainment Operating Co.	(g)(h)	Consumer Services	L+425		1/26/18	5,000	4,731	4,744
Caesars Entertainment Resort Properties, LLC	(d)(e)(f)	Consumer Services	L+600	1.0%	10/1/20	59,093	55,624	58,908
Cenveo Corp.	(f)	Commercial & Professional Services	L+500	1.3%	2/13/17	2,822	2,810	2,845
Clear Channel Communications, Inc.	(d)	Media	L+365		1/29/16	6,156	5,267	5,974
Clover Technologies Group, LLC	(f)	Commercial & Professional Services	L+550	1.3%	5/7/18	5,772	5,772	5,772
Collective Brands, Inc.	(d)(f)	Consumer Durables & Apparel	L+600	1.3%	10/9/19	18,768	18,814	18,862
Corner Investment PropCo, LLC	(d)(f)(g)	Consumer Services	L+975	1.3%	11/2/19	41,000	41,624	41,820
CoSentry.Net, LLC	(e)	Software & Services	L+800	1.3%	12/31/19	54,500	54,500	54,500
Crestwood Holdings LLC	(f)	Energy	L+600	1.0%	6/19/19	5,735	5,709	5,907
Cumulus Media Inc.	(g)(h)	Media	L+325	1.0%	12/23/20	7,865	7,786	7,924
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,928	3,964	3,969
Del Monte Foods Consumer Products, Inc.	(g)(h)	Food, Beverage & Tobacco	L+325	1.0%	12/6/20	2,809	2,795	2,828
DigitalGlobe, Inc.	(d)(h)	Software & Services	L+275	1.0%	1/31/20	2,528	2,528	2,545

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Drew Marine Group Inc.	(h)	Energy	L+350	1.0%	11/19/20	$2,667	$2,663	$2,680
Drumm Investors LLC		Health Care Equipment & Services	L+375	1.3%	5/4/18	1,471	1,421	1,447
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,236	7,098	7,229
Education Management LLC	(f)(h)	Consumer Services	L+400		6/1/16	3,967	3,573	3,819
Edwards (Cayman Island II) Ltd.	(f)(h)	Capital Goods	L+350	1.3%	3/26/20	3,195	3,166	3,203
EFS Cogen Holdings I LLC	(g)	Energy	L+275	1.0%	12/17/20	1,852	1,833	1,868
EquiPower Resources Holdings, LLC	(f)	Utilities	L+325	1.0%	12/21/18	1,463	1,494	1,471
ERC Ireland Holdings Ltd.	(h)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,298	11,389	18,514
FairPoint Communications, Inc.	(d)(h)	Telecommunication Services	L+625	1.3%	2/14/19	$13,027	12,910	13,492
Filtration Group Corp.		Energy	L+350	1.0%	11/20/20	2,449	2,437	2,447
FR Utility Services LLC	(f)	Energy	L+575	1.0%	10/18/19	4,630	4,584	4,630
Fram Group Holdings Inc.	(f)	Automobiles & Components	L+500	1.5%	7/29/17	2,015	2,042	2,003
Hamilton Lane Advisors, LLC	(f)	Diversified Financials	L+400	1.3%	2/23/18	1,726	1,739	1,739
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	7,041	6,747	6,337
Ikaria Acquisition Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	7,088	6,990	7,141
ILC Industries, LLC	(f)	Capital Goods	L+650	1.5%	7/11/18	4,786	4,772	4,798
Inmar, Inc.	(f)	Software & Services	L+525	1.3%	8/4/17	4,874	4,903	4,896
Internap Network Services Corp.	(f)(h)	Software & Services	L+500	1.0%	11/26/19	10,000	9,901	9,988
Intrawest Operations Group, LLC		Consumer Services	L+450	1.0%	12/9/20	7,500	7,425	7,594
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	24,565	24,362	24,381
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,128
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+575	1.3%	8/15/19	4,988	4,916	5,023
Lantiq Deutschland GmbH	(d)(h)	Software & Services	L+900	2.0%	11/16/15	1,521	1,445	1,475
Larchmont Resources, LLC	(f)	Energy	L+725	1.0%	8/7/19	7,391	7,321	7,530
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	85,000	85,000	85,850
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	16,190	16,190	16,352
MMI International Ltd.	(f)(g)(h)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	11,550	11,244	11,254
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	3,012	3,030	3,036
MModal Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.3%	8/16/19	16,801	16,469	14,480
Moxie Liberty LLC	(f)(g)	Energy	L+650	1.0%	8/21/20	11,853	11,901	12,179
Moxie Patriot, LLC	(g)	Energy	L+575	1.0%	12/18/20	5,556	5,500	5,694
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,191	2,204	2,208
National Mentor Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,899	8,003	7,964
National Vision, Inc.	(f)	Health Care Equipment & Services	L+575	1.3%	8/2/18	2,336	2,363	2,343
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nexeo Solutions, LLC	(d)	Capital Goods	L+350	1.5%	9/8/17	6,903	6,823	6,911

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Nova Wildcat Amerock, LLC	(d)(f)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	$75,000	$75,000	$75,000
Opal Acquisition, Inc.	(g)	Consumer Services	L+400	1.0%	11/27/20	14,946	14,821	14,983
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,933
Panda Temple Power, LLC (TLA)	(d)	Energy	L+700	1.5%	7/17/18	2,000	2,017	2,054
Patheon Inc.	(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Professional Plumbing Group, Inc.	(d)(f)	Capital Goods	L+875	0.8%	7/31/19	32,419	32,419	32,743
PRV Aerospace, LLC	(f)	Capital Goods	L+525	1.3%	5/9/18	3,039	3,063	3,053
Reddy Ice Holdings, Inc.	(f)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+350	1.0%	6/29/18	2,035	2,025	2,046
Sheridan Holdings, Inc.		Health Care Equipment & Services	L+350	1.0%	6/29/18	1,680	1,672	1,680
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smile Brands Group Inc.	(d)(e)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	39,090	38,429	38,650
Sorenson Communication, Inc.	(d)(f)	Telecommunication Services	L+825	1.3%	10/31/14	29,754	29,830	30,200
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,222	8,293	8,212
Sprint Industrial Holdings LLC	(f)	Energy	L+575	1.3%	11/14/19	6,396	6,338	6,476
Stallion Oilfield Holdings, Inc.	(d)(f)	Energy	L+675	1.3%	6/19/18	9,950	9,859	10,174
Swift Worldwide Resources US Holdings Corp. A		Energy	L+800	1.3%	4/30/19	20,088	20,088	20,088
Technicolor SA	(d)(f)(g)(h)	Media	L+600	1.3%	7/10/20	32,194	31,776	32,544
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,605	6,503	6,630
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	911	910	916
TravelCLICK, Inc.	(f)	Consumer Services	L+450	1.3%	3/16/16	1,969	1,970	1,988
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	89,550	89,550	89,550
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	18,621	18,621	18,621
UTEX Industries, Inc.	(f)	Energy	L+325	1.3%	4/10/20	2,689	2,677	2,705

Total Senior Secured Loans—First Lien							1,316,020	1,334,780
Unfunded Loan Commitments							(66,687)	(66,687)

Net Senior Secured Loans—First Lien							1,249,333	1,268,093

Senior Secured Loans—Second Lien—29.2%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	479
Alliance Laundry Systems LLC	(d)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,419	3,499
American Energy—Utica, LLC	(d)(e)	Energy	L+475, 4.8% PIK	1.5%	9/30/18	100,919	100,919	100,919
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	17,223	17,246	16,907
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	15,320	15,195	15,818
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,638	3,665
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,118	1,079	1,129

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Camp International Holding Co.	(e)(f)(g)	Capital Goods	L+725	1.0%	11/29/19	$2,106	$2,106	$2,152
Capital Automotive L.P.	(f)	Real Estate	L+500	1.0%	4/30/20	7,895	7,858	8,171
Centaur Acquisition, LLC	(g)	Consumer Services	L+750	1.3%	2/20/20	13,585	13,840	13,993
Cervalis LLC	(d)(e)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,615	30,000
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,655	5,847
Citrus Energy Appalachia, LLC	(d)	Energy	L+850	1.3%	7/26/18	15,430	14,979	15,392
Consolidated Precision Products Corp.	(d)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,668	17,085
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,927	5,016
Del Monte Foods Consumer Products, Inc.	(g)(h)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,300	3,375
Digital Insight Corp.		Software & Services	L+775	1.0%	10/16/20	12,000	12,253	12,255
Drew Marine Group Inc.	(h)	Energy	L+700	1.0%	5/19/21	2,500	2,494	2,519
Eastman Kodak Co.		Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,395	25,219
Filtration Group Corp.	(g)	Energy	L+725	1.0%	11/21/21	5,158	5,174	5,287
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	7/11/19	3,024	2,869	2,903
Keystone Automotive Operations, Inc.	(d)(e)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	7,715	7,644	7,999
Leedsworld Inc.	(d)(e)(f)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
LM U.S. Member LLC	(d)	Transportation	L+825	1.3%	10/26/20	15,137	15,221	15,355
Onex Carestream Finance L.P.	(d)(e)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,700	9,519	9,906
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,788	14,790
Paw Luxco II Sarl	(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€7,000	8,524	8,709
Penton Media, Inc.		Media	L+775	1.3%	10/2/20	$9,000	8,868	9,000
Redtop Acquisitions Ltd.	(g)(h)	Consumer Services	L+725	1.0%	5/22/21	7,500	7,406	7,622
Renaissance Learning, Inc.	(g)	Software & Services	L+775	1.0%	4/24/21	7,000	6,895	7,083
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,891	1,931
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,963	3,979
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,050
SESAC Holdings Inc.	(d)	Media	L+875	1.3%	7/12/19	2,000	1,974	2,050
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+725	1.0%	12/20/21	10,784	10,730	10,885
StoneRiver Group, L.P.	(e)	Software & Services	L+725	1.3%	5/30/20	7,246	7,212	7,323
Teine Energy Ltd.	(e)(h)	Energy	L+625	1.3%	5/17/19	5,459	5,385	5,541
Templar Energy LLC		Energy	L+700	1.0%	11/25/20	19,231	18,849	19,339
Therakos, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,310	28,677
TNS, Inc.	(e)	Telecommunication Services	L+800	1.0%	8/14/20	30,469	30,056	30,878
Travelport LLC	(e)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,216	5,313
Travelport LLC	(d)	Consumer Services	4.0%, 4.4% PIK		12/1/16	8,207	7,282	8,381

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/28/19	$4,186	$4,133	$4,019
Ultima US Holdings LLC	(h)	Capital Goods	L+850	1.0%	12/31/20	57,000	55,919	55,860
US Renal Care, Inc.		Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,452	2,538
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,228	3,324
Vantage Energy, LLC	(g)	Energy	L+750	1.0%	12/20/18	18,462	18,277	18,462
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	846
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,952	5,081

Total Senior Secured Loans—Second Lien							684,825	697,240

Senior Secured Bonds—8.5%
Advanced Lighting Technologies, Inc.	(d)(e)	Materials	10.5%		6/1/19	35,500	31,238	25,561
Allen Systems Group, Inc.	(e)	Software & Services	10.5%		11/15/16	14,225	9,814	8,037
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	7.0%		4/1/19	16,000	14,990	15,760
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	9.0%		4/1/19	8,000	7,955	8,400
Caesars Entertainment Operating Co.	(h)	Consumer Services	9.0%		2/15/20	10,000	9,593	9,741
Caesars Entertainment Resort Properties, LLC	(d)(e)	Consumer Services	11.0%		10/1/21	45,000	44,910	46,484
Clear Channel Communications, Inc.	(d)	Media	9.0%		12/15/19	1,844	1,712	1,892
Erickson Air-Crane Inc.	(d)(h)	Capital Goods	8.3%		5/1/20	13,312	13,053	13,811
Global A&T Electronics Ltd.	(e)(h)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
JW Aluminum Co.	(d)(e)	Materials	11.5%		11/15/17	11,750	11,722	11,735
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	26,564	23,779	19,883
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,785	3,975
Prince Mineral Holding Corp.	(d)	Materials	11.5%		12/15/19	2,750	2,722	3,053
Sorenson Communication, Inc.	(d)(e)	Telecommunication Services	10.5%		2/1/15	37,000	34,302	27,675

Total Senior Secured Bonds							218,575	203,927

Subordinated Debt—11.6%
Accellent Inc.		Health Care Equipment & Services	10.0%		11/1/17	10,000	9,989	10,375
Alliant Holdings I, Inc.	(d)	Insurance	7.9%		12/15/20	4,000	4,000	4,220
Atlas Energy Holdings Operating Co., LLC	(h)	Energy	7.8%		1/15/21	5,000	5,000	4,773
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,039	5,180
Beazer Homes USA, Inc.	(h)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,750
BOE Intermediate Holding Corp.		Materials	9.8% PIK		11/1/17	6,012	5,960	6,297
Brocade Communications Systems, Inc.	(h)	Telecommunication Services	4.6%		1/15/23	2,750	2,750	2,532
CrownRock, L.P.	(d)(e)	Energy	7.1%		4/15/21	30,000	30,000	29,827
Diamondback Energy, Inc.	(h)	Energy	7.6%		10/1/21	4,250	4,250	4,483

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
DigitalGlobe, Inc.	(h)	Software & Services	5.3%		2/1/21	$1,100	$1,100	$1,077
EPE Holdings LLC	(d)	Energy	8.9% PIK		12/15/17	4,357	4,340	4,537
EPL Oil & Gas, Inc.	(e)(h)	Energy	8.3%		2/15/18	2,150	2,133	2,317
Era Group Inc.	(h)	Energy	7.8%		12/15/22	7,250	7,136	7,540
First Data Corp.	(g)	Software & Services	11.8%		8/15/21	1,000	1,035	1,057
Halcon Resources Corp.	(d)(h)	Energy	8.9%		5/15/21	2,250	2,353	2,276
Hub International Ltd.		Insurance	7.9%		10/1/21	3,500	3,500	3,618
Jefferies Finance LLC	(h)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,564
The Kenan Advantage Group, Inc.	(d)	Transportation	8.4%		12/15/18	6,250	6,436	6,609
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,145	8,795
LBC Tank Terminals Holding Netherlands BV	(e)(h)	Materials	6.9%		5/15/23	1,000	1,000	1,038
Legacy Reserves L.P.	(d)(h)	Energy	8.0%		12/1/20	8,250	8,089	8,524
Legacy Reserves L.P.	(d)(h)	Energy	6.6%		12/1/21	4,900	4,826	4,740
Memorial Production Partners L.P.	(d)(h)	Energy	7.6%		5/1/21	2,600	2,564	2,678
Memorial Resource Development LLC		Energy	10.8% PIK		12/15/18	6,700	6,566	6,700
Mood Media Corp.	(d)(e)(h)	Media	9.3%		10/15/20	46,207	45,524	40,662
NeuStar, Inc.	(h)	Software & Services	4.5%		1/15/23	2,750	2,750	2,499
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	15,082
Opal Acquisition, Inc.		Consumer Services	8.9%		12/15/21	27,000	27,000	27,169
Resolute Energy Corp.	(h)	Energy	8.5%		5/1/20	5,800	5,864	6,106
Revlon Consumer Products Corp.	(h)	Household & Personal Products	5.8%		2/15/21	5,050	5,050	5,000
Rex Energy Corp.	(d)(h)	Energy	8.9%		12/1/20	15,000	14,904	16,425
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	3,024
Sidewinder Drilling Inc.	(d)	Capital Goods	9.8%		11/15/19	2,000	2,000	1,770
Six Flags Entertainment Corp.	(h)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,456
Sophia Holding Finance, L.P.	(e)	Software & Services	9.6%		12/1/18	9,750	9,653	10,067
Southern Graphics Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,025
Tenet Healthcare Corp.	(h)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	5,940
TMS International Corp.		Energy	7.6%		10/15/21	1,250	1,250	1,331
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,143
Windstream Corp.	(h)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,434

Total Subordinated Debt							278,306	276,640

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—7.6%
AMMC 2012 CDO 11A Class Subord.	(h)	Diversified Financials	14.2%		10/30/23	$6,000	$4,527	$4,906
Apidos CLO XIV Class E	(h)	Diversified Financials	L+440		4/15/25	6,000	5,331	5,421
Ares 2012 CLO 2A Class Subord.	(h)	Diversified Financials	7.1%		10/12/23	8,500	7,569	6,855
CGMS CLO 2013-3A Class E	(h)	Diversified Financials	L+525		7/15/25	5,000	4,457	4,453
CGMS CLO 2013-3A Class Subord.	(h)	Diversified Financials	12.8%		7/15/25	22,000	20,653	23,313
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(h)	Diversified Financials	13.1%		8/1/25	15,000	13,472	15,651
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(h)	Diversified Financials	11.2%		12/20/21	76,260	76,125	76,260
Octagon CLO 2012-1A Class Income	(h)	Diversified Financials	17.7%		1/15/24	4,650	3,454	4,111
Wind River CLO Ltd. 2013-1A Class Subord. B	(h)	Diversified Financials	13.1%		4/20/25	40,720	36,677	41,130

Total Collateralized Securities							172,265	182,100

						Number of Shares	Cost	Fair Value(c)
Equity/Other—1.2%
A.T. Cross Co., Common Equity, Class A Units	(i)	Retailing				1,000,000	1,000	1,200
American Energy Ohio Holdings, LLC, Common Equity	(i)(j)	Energy				6,743,362	6,743	6,743
Burleigh Point, Ltd., Warrants	(h)(i)	Retailing				17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(i)	Software & Services				2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(i)	Consumer Durables & Apparel				1,846	36	64
ERC Ireland Holdings Ltd., Warrants	(h)(i)	Telecommunication Services				4,943	—	—
ERC Ireland Holdings Ltd., Common Equity	(h)(i)	Telecommunication Services				21,099	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)	Capital Goods				60,872	5,000	3,756
Professional Plumbing Group, Inc., Common Equity	(i)	Capital Goods				3,000,000	3,000	3,000
Swift Worldwide Resources US Holdings Corp. B, Common Equity	(h)(i)	Energy				1,250,000	2,010	2,072
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences				14,366	1,478	3,834

Total Equity/Other							23,665	27,828

TOTAL INVESTMENTS—111.1%							$2,626,969	2,655,828

LIABILITIES IN EXCESS OF OTHER ASSETS—(11.1%)								(264,843)

NET ASSETS—100.0%								$2,390,985

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Position or portion thereof unsettled as of December 31, 2013.

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2013, 79.0% of the Company’s total assets represented qualifying assets.

(i)	Security is non-income producing.

(j)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2012

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(c)
Equity/Other—0.9%
ERC Ireland Holdings Ltd., Common Equity	(g)(h)	Telecommunication Services	21,825	$—	$—
ERC Ireland Holdings Ltd., Warrants	(g)(h)	Telecommunication Services	4,228	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)(h)	Capital Goods	60,872	5,000	4,998

Total Equity/Other				5,000	4,998

TOTAL INVESTMENTS—92.6%				$480,606	488,642

OTHER ASSETS IN EXCESS OF LIABILITIES—7.4%					39,085

NET ASSETS—100.0%					$527,727

Total Return Swap	Footnotes		Notional Amount		Unrealized Appreciation
Citibank TRS Facility (Note 8)	(g)		$383,742		$5,641

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Position or portion thereof unsettled as of December 31, 2012.

(g)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2012, 80.7% of the Company’s total assets represented qualifying assets. In addition, the Company also calculated its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor was an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of December 31, 2012.

(h)	Security is non-income producing.

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2013, the Company had six wholly-owned financing subsidiaries, one wholly-owned subsidiary through which it holds an equity interest in a non-controlled and non-affiliated portfolio company and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2013. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded and all amounts are in thousands, except share and per share amounts.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with FSIC II Advisor’s management team providing a preliminary valuation of each portfolio company or investment to the Company’s valuation committee, which valuation may be obtained from an independent valuation firm, if applicable;

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

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company’s board of directors may consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company’s debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

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

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the Company’s board of directors will allocate the cost basis in the investment between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Upfront structuring fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if the Company’s entire portfolio were liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which is described more fully in Note 8), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should “look through” the TRS in calculating its capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis. On June 13, 2013, the Company terminated the TRS.

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

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the year ended December 31, 2012 and the period from July 13, 2011 (Inception) to December 31, 2011, the Company incurred organization costs of $205 and $20, respectively, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4). There were no organization costs incurred during the year ended December 31, 2013.

Offering Costs: The Company’s offering costs are comprised primarily of legal fees and marketing and other costs incurred in connection with the Company’s continuous public offering of its shares of common stock, including those pertaining to the preparation of the Company’s Registration Statements on Form N-2 relating to such offering. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets. For the years ended December 31, 2013 and 2012 and the period from July 13, 2011 (Inception) to December 31, 2011, the Company incurred offering costs of $7,900, $3,882 and $793, respectively, of which $0, $2,184 and $793, respectively, were paid on behalf of the Company by Franklin Square Holdings and have been recorded as a contribution to capital (see Note 4).

Income Taxes: The Company has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC,

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses. As a RIC, the Company will not have to pay corporate-level federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each year and to not pay any federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2013 and 2012 and the period from July 13, 2011 (Inception) to December 31, 2011, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on a monthly or quarterly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2012 and 2011 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2013. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	191,695,887	$1,991,124	57,238,434	$570,747
Reinvestment of Distributions	5,523,072	52,057	377,027	3,608

Total Gross Proceeds	197,218,959	2,043,181	57,615,461	574,355
Commissions and Dealer Manager Fees	—	(186,143)	—	(51,993)

Net Proceeds to Company	197,218,959	1,857,038	57,615,461	522,362
Share Repurchase Program	(259,669)	(2,447)	(24,877)	(225)

Net Proceeds from Share Transactions	196,959,290	$1,854,591	57,590,584	$522,137

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering. Following the closing of its continuous public offering, the Company will continue to issue shares pursuant to its distribution reinvestment plan. As of March 24, 2014, the Company had sold a total of 304,332,221 shares of common stock and raised total gross proceeds of $3,131,287, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the years ended December 31, 2013 and 2012, the Company sold 197,218,959 and 57,615,461 shares of common stock for gross proceeds of $2,043,181 and $574,355 at an average price per share of $10.36 and $9.97, respectively. The gross proceeds received during the years ended December 31, 2013 and 2012 include reinvested stockholder distributions of $52,057 and $3,608 for which the Company issued 5,523,072 and 377,027 shares of common stock, respectively. During the period from January 1, 2014 to March 24, 2014, the Company issued 49,475,579 shares of common stock for gross proceeds of $513,563 at an average price per share of $10.38.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $186,143 and $51,993 for the years ended December 31, 2013 and 2012, respectively.

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

On February 24, 2014, the Company amended the terms of its share repurchase program. The amendment to the share repurchase program will be effective as of the Company’s quarterly repurchase offer for the second quarter of 2014, which the Company expects will commence in May 2014. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the share price in effect on each date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price will be determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table sets forth the number of shares of common stock repurchased by the Company under its share repurchase program during the years ended December 31, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On January 2, 2014, the Company repurchased 135,094 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $1,277.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

Franklin Square Holdings has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. Since inception through December 31, 2013, Franklin Square Holdings has funded $3,202 in offering costs and organization costs, all of which were reimbursed during the year ended December 31, 2012. The reimbursements were recorded as a reduction of capital. As of December 31, 2013, no amounts remain reimbursable to FSIC II Advisor and its affiliates under this arrangement.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$38,677	$3,315
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,164	$3,548
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,871	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$2,732	$396
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$35,718	$10,025

(1)	During the year ended December 31, 2013, $26,131 in base management fees were paid to FSIC II Advisor. During the year ended December 31, 2012, $734 in base management fees were applied to offset the liability of Franklin Square Holdings under the expense reimbursement agreement (see “—Expense Reimbursement”) and $114 was paid to FSIC II Advisor by the Company. As of December 31, 2013, $15,013 in base management fees were payable to FSIC II Advisor.

(2)	During the years ended December 31, 2013 and 2012, the Company accrued capital gains incentive fees of $6,164 and $3,548, respectively, based on the performance of its portfolio, of which $6,164 and $3,070, respectively, was based on unrealized gains and $0 and $478, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company paid FSIC II Advisor $478 in capital gains incentive fees during the year ended December 31, 2013. As of December 31, 2013, the Company had accrued capital gains incentive fees of $9,234 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the year ended December 31, 2013, $8,871 of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2013, no amounts were payable to FSIC II Advisor in respect of the subordinated incentive fee on income.

(4)	During the years ended December 31, 2013 and 2012, $2,216 and $321, respectively, of the administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $2,342 and $215, respectively, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2013 and 2012.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of March 24, 2014 the Company has sold an aggregate of 3,247,578 shares of common stock for aggregate gross proceeds of $29,672 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold in the private placement completed in June 2012.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to Franklin Square Holdings’ other affiliated BDCs and affiliated closed-end management investment company. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategy, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement arrangement is not to prevent tax-advantaged distributions to stockholders.

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

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment income for tax purposes, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the year ended December 31, 2012, the Company accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheet as of December 31, 2012, and made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2013, no further amounts remain subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company’s semi-monthly closing occurring on June 17, 2013, FS Benefit Trust purchased $34 of the Company’s shares of common stock at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the years ended December 31, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307

Prior to September 2013, the Company authorized and declared ordinary cash distributions on a semi-monthly basis and paid such distributions on a monthly basis. In connection with the Company’s transition from semi-monthly closings to weekly closings for the sale of shares of common stock in its continuous public offering, in September 2013, the Company began to authorize and declare ordinary cash distributions on a weekly basis, while continuing to pay such distributions on a monthly basis, in each case, subject to the discretion of the Company’s board of directors and applicable legal restrictions. On December 10, 2013, the Company’s board of directors declared regular weekly cash distributions for January 2014 through March 2014, each in the amount of $0.0145 per share. The regular weekly cash distributions have been or will be paid monthly to stockholders of record as of weekly record dates previously determined by the Company’s board of directors. While the Company previously declared distributions on a weekly basis, in connection with the closing of its continuous public offering in March 2014, the Company expects to declare distributions on a monthly rather than weekly basis commencing in April 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. For the year ended December 31, 2012, if Franklin Square Holdings had not reimbursed certain of the Company’s expenses, 24% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. The Company’s repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders would otherwise have received in the year ended December 31, 2013. No portion of the distributions paid during the year ended December 31, 2013 was

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	104,102	91%	4,852	47%
Short-term capital gains proceeds from the sale of assets	10,205	9%	2,986	29%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	2,482	24%

Total	$114,307	100%	$10,320	100%

(1)	During the years ended December 31, 2013 and 2012, 91.3% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 7.6% and 7.7%, respectively, was attributable to non-cash accretion of discount and 1.1% and 0.0%, respectively, was attributable to paid-in-kind interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2013 and 2012 was $103,829 and $7,607, respectively. As of December 31, 2013 and 2012, the Company had $7,638 and $273, respectively, of undistributed net investment income and realized gains on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2012 was adjusted following the filing of the Company’s 2012 tax return in September 2013. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2012 on account of certain collateralized securities and interests in partnerships held in the Company’s portfolio during such period exceeding GAAP-basis income with respect to such investments for the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the amount by which tax-basis income received by the Company with respect to collateralized securities and interests in partnerships exceeded its GAAP-basis income, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income and the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
GAAP-basis net investment income	$90,674	$2,809
Reversal of incentive fee accrual on unrealized gains	6,164	3,070
Taxable income adjustment on collateralized securities and partnerships	—	273
Tax-basis net investment income portion of total return swap payments	10,269	1,063
Reclassification of unamortized original issue discount	(3,275)	—
Other miscellaneous differences	(3)	392

Tax-basis net investment income	$103,829	$7,607

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2013, the Company reduced capital in excess of par value and accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $155 and $6,772, respectively, and increased accumulated distributions in excess of net investment income by $6,927. During the year ended December 31, 2012, the Company reduced accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $1,063 and increased accumulated distributions in excess of net investment income by $1,063 to reflect the reclassification of a portion of realized gains on the total return swap into tax-basis net investment income.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2013 and 2012, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2013	2012
Distributable ordinary income (income and short-term capital gains)	$7,389	$273
Distributable realized gains (long-term capital gains)	249	—
Incentive fee accrual on unrealized gains	(9,234)	(3,070)
Unamortized organization costs	(203)	(217)
Net unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency(1)	28,586	13,079

	$26,787	$10,065

(1)	As of December 31, 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $61,822. As of December 31, 2012, the gross unrealized appreciation on the Company’s investments and total return swap was $14,993. As of December 31, 2013 and 2012, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $33,236 and $1,914, respectively.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $2,627,242 and $480,879 as of December 31, 2013 and 2012, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $28,586 as of December 31, 2013. The aggregate net unrealized appreciation (depreciation) on a tax basis, including the Company’s TRS with Citibank N.A., or Citibank, was $13,079 as of December 31, 2012.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,249,333	$1,268,093	48%	$156,779	$159,824	33%
Senior Secured Loans—Second Lien	684,825	697,240	26%	147,080	149,497	30%
Senior Secured Bonds	218,575	203,927	8%	47,539	48,608	10%
Subordinated Debt	278,306	276,640	10%	106,713	107,407	22%
Collateralized Securities	172,265	182,100	7%	17,495	18,308	4%
Equity/Other	23,665	27,828	1%	5,000	4,998	1%

	$2,626,969	$2,655,828	100%	$480,606	$488,642	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment with an unfunded commitment of $6,157. As of December 31, 2012, the Company had one senior secured loan investment with an unfunded commitment of $10,204. The Company maintains sufficient cash on hand to fund such unfunded commitments should the need arise.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$53,195	2%	$—	—
Capital Goods	199,070	8%	84,807	17%
Commercial & Professional Services	44,881	2%	5,837	1%
Commercial Services & Supplies	—	—	22,785	5%
Consumer Durables & Apparel	144,211	5%	18,248	4%
Consumer Services	401,187	15%	22,982	5%
Diversified Financials	200,485	8%	34,130	7%
Energy	417,589	16%	90,673	19%
Food & Staples Retailing	1,181	0%	16,304	3%
Food, Beverage & Tobacco	10,245	0%	—	—
Health Care Equipment & Services	133,025	5%	50,433	10%
Household & Personal Products	5,000	0%	—	—
Insurance	86,466	3%	4,020	1%
Materials	138,777	5%	7,720	2%
Media	101,071	4%	13,949	3%
Pharmaceuticals, Biotechnology & Life Sciences	78,001	3%	16,805	3%
Real Estate	8,171	0%	5,108	1%
Retailing	194,817	7%	—	—
Semiconductors & Semiconductor Equipment	—	—	1,227	0%
Software & Services	181,024	7%	30,387	6%
Technology Hardware & Equipment	104,293	4%	20,361	4%
Telecommunication Services	129,704	5%	23,240	5%
Transportation	21,964	1%	8,754	2%
Utilities	1,471	0%	10,872	2%

Total	$2,655,828	100%	$488,642	100%

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

As of December 31, 2013 and 2012, the Company’s investments were categorized as follows in the fair value hierarchy:

	December 31, 2013	December 31, 2012
Valuation Inputs	Investments	Investments	Total Return Swap
Level 1—Price quotations in active markets	$64	$—	$—
Level 2—Significant other observable inputs	—	—	—
Level 3—Significant unobservable inputs	2,655,764	488,642	5,641

	$2,655,828	$488,642	$5,641

The Company’s investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

The Company’s investments as of December 31, 2012 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment and one senior secured bond investment, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features and other relevant terms of the debt. All of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. The Company valued the TRS in accordance with the agreements between its wholly-owned, special-purpose financing subsidiary, Del River LLC, or Del River, and Citibank which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS were valued by Citibank. Citibank based its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations were sent to the Company for review and testing. The Company’s valuation committee and board of directors reviewed and approved the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent the Company’s valuation committee or board of directors had any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation was discussed or challenged pursuant to the terms of the TRS. For additional information on the Company’s TRS, see Note 8.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2013 and 2012 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	7,189	2,441	3,024	126	41	—	12,821
Net realized gain (loss)	275	1,426	1,551	2,091	—	—	5,343
Net change in unrealized appreciation (depreciation)	15,715	9,998	(15,717)	(2,360)	9,022	4,137	20,795
Purchases	1,417,796	773,919	192,607	273,078	160,445	20,151	2,837,996
Paid-in-kind interest	125	920	156	618	—	—	1,819
Sales and redemptions	(332,831)	(240,961)	(26,302)	(104,320)	(5,716)	(1,522)	(711,652)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,899	$11,911	$(14,713)	$(1,470)	$9,022	$4,137	$25,786

	For the Year Ended December 31, 2012
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$—	$—	$—	$—	$—	$—	$—
Accretion of discount (amortization of premium)	485	43	207	(9)	—	—	726
Net realized gain (loss)	1,090	18	291	1,226	—	—	2,625
Net change in unrealized appreciation (depreciation)	3,045	2,417	1,069	694	813	(2)	8,036
Purchases	256,121	151,983	58,145	192,622	17,632	5,000	681,503
Sales and redemptions	(100,917)	(4,964)	(11,104)	(87,126)	(137)	—	(204,248)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$3,045	$2,417	$1,069	$694	$813	$(2)	$8,036

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of December 31, 2013 and 2012 were as follows:

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$686,413	Market Comparables	Market Yield (%)	8.3% - 10.8%	9.2%
Senior Secured Loans—Second Lien	$193,419	Market Comparables	Market Yield (%)	9.8% - 11.3%	10.5%
Collateralized Securities	$76,260	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	$27,764	Market Comparables	EBITDA Multiples (x)	5.5x - 11.3x	7.7x
		Discounted Cash Flow	Discount Rate (%)	19.3% - 24.3%	21.8%
		Option Valuation Model	Volatility (%)	60.0% - 61.5%	60.8%

(1)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $65,015 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment	Fair Value at December 31, 2012(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$35,969	Market Comparables	Market Yield (%)	10.0% - 10.5%	10.3%
Senior Secured Bonds	$5,050	Market Comparables	Market Yield (%)	9.3% - 9.8%	9.5%
Equity/Other	$4,998	Market Comparables	EBITDA Multiples (x)	3.3x - 4.5x	4.3x

(1)	Except as otherwise described in this footnote, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. The TRS was valued in accordance with the TRS Agreement as discussed above. As of December 31, 2012, $10,204 of the senior secured loans—first lien investments consisted of an unfunded loan commitment.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2013.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Financing

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, the Company entered into an amendment, or the April 2013 amendment, to its debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which the Company originally entered into with JPM on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the aggregate market value of assets expected to be held by Lehigh River when the financing arrangement is fully-ramped is approximately $1,174,000. The assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default included in similar transactions, the Amended and Restated Indenture contains the following events of default: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the sub-adviser to FSIC II Advisor.

Cobbs Creek, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and the related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility is $550,000. Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek is permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM facility.

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

If at any time during the term of the JPM facility the market value of the assets held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from the Company pursuant to a revolving credit agreement, dated as of October 26, 2012 and as amended as of February 6, 2013 and April 23, 2013, between Cobbs Creek, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

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

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into: (i) a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012 and amended on February 6, 2013, pursuant to which the Company manages the assets of Lehigh River; and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, pursuant to which Virtus performs certain administrative services with respect to the assets of Lehigh River. In connection with the JPM facility, Cobbs Creek also entered into a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012, pursuant to which the Company manages the assets of Cobbs Creek.

As of December 31, 2013 and 2012, Class A Notes in the aggregate principal amount of $660,000 and $141,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $117,500, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2013 and 2012, Cobbs Creek’s liability under the JPM facility was $550,000 and $117,500, respectively, plus $2,085 and $274, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2013 and 2012, the fair value of assets held by Lehigh River was $1,217,548 and $306,851, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2013 and 2012, the fair value of assets held by Cobbs Creek was $345,492 and $94,247, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of December 31, 2013, $113 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the JPM facility was 3.25% per annum as of December 31, 2013. The Company recorded interest expense of $9,913 and $281 for the years ended December 31, 2013 and 2012, respectively, of which $39 and $7, respectively, related to the amortization of deferred financing costs. The Company paid $8,063 and $0 in interest expense during the years ended December 31, 2013 and 2012, respectively. The average borrowings under the JPM facility for the years ended December 31, 2013 and 2012 were $299,666 and $44,230, respectively, with a weighted average interest rate of 3.25% and 3.25%, respectively.

Amounts outstanding under the JPM facility will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On March 27, 2013, the Company’s wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis.

The Company may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the Cooper River facility, and will retain a residual interest in any assets contributed through its ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the Cooper River facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the Cooper River facility are non-recourse to the Company and the Company’s exposure under the Cooper River facility is limited to the value of the Company’s investment in Cooper River.

Borrowings under the Cooper River facility accrue interest at a rate equal to the three-month London Interbank Offered Rate, or LIBOR, plus 1.75% per annum during the first two years of the Cooper River facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the Cooper River facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee to the extent that the aggregate principal amount available under the Cooper River facility is not borrowed. Outstanding borrowings

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

In connection with the closing of the Cooper River facility, the Company contributed approximately $52,472 in cash to Cooper River. Cooper River used approximately $14,194 of borrowings under the Cooper River facility, together with cash contributed by the Company, to fund its acquisition of approximately $65,108 in debt securities held by an affiliate of Citibank and to pay certain fees and expenses in connection with the establishment of the Cooper River facility.

As of December 31, 2013, $170,494 was outstanding under the Cooper River facility. The carrying amount of the amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2013, $1,160 of such deferred financing costs had yet to be amortized to interest expense.

The effective interest rate on the borrowings under the Cooper River facility was 2.01% per annum as of December 31, 2013. Interest is payable quarterly in arrears and commenced March 27, 2013. The Company recorded interest expense of $2,363 for the year ended December 31, 2013 of which $397 related to the amortization of deferred financing costs and $118 related to fees on the unused portion of the Cooper River facility. The Company paid $1,193 in interest expense during the year ended December 31, 2013. The average borrowings under the Cooper River facility for the period from March 27, 2013 to December 31, 2013 were $118,460, with a weighted average interest rate (including the effect of non-usage fees) of 2.13%.

Under the Cooper River facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Cooper River facility contains the following events of default: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

Borrowings of Cooper River will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2013 and 2012. The Company has omitted the financial highlights for the period from July 13, 2011 (Inception) to December 31, 2011 since the Company did not have operations as of December 31, 2011.

	Year Ended December 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$9.16	$9.00
Results of operations(1)
Net investment income (loss)	0.62	0.12
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.27	0.73

Net increase (decrease) in net assets resulting from operations	0.89	0.85

Stockholder distributions(2)
Distributions from net investment income	(0.69)	(0.28)
Distributions from net realized gain on investments	(0.07)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.76)	(0.39)

Capital share transactions
Issuance of common stock(3)	0.15	0.07
Repurchases of common stock(4)	—	—
Offering costs(1)	(0.05)	(0.28)
Payments to investment adviser for offering and organization costs(1)	—	(0.33)
Capital contributions of investment adviser(1)	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	0.10	(0.30)

Net asset value, end of period	$9.39	$9.16

Shares outstanding, end of period	254,572,096	57,612,806

Total return(5)	10.81%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$2,390,985	$527,727

Ratio of net investment income to average net assets(6)	6.60%	1.29%

Ratio of total operating expenses to average net assets(6)	5.46%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(6)	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(6)	0.15%	—

Ratio of net operating expenses to average net assets(6)	5.61%	3.06%

Portfolio turnover	46.38%	111.30%

(1)	The per share data was derived by using the weighted average shares outstanding for the year ended December 31, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Highlights (continued)

(5)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the year ended December 31, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012 are used for this calculation. Ratios for the period from June 18, 2012 (Commencement of Operations) through December 31, 2012 are not annualized. The following is a schedule of supplemental ratios for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Ratio of accrued capital gains incentive fees to average net assets	0.45%	1.63%
Ratio of subordinated income incentive fees to average net assets	0.65%	—
Ratio of interest expense to average net assets	0.89%	0.13%

Note 10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2013 and 2012. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$61,222	$61,272	$28,226	$16,973
Operating expenses
Total operating expenses	27,611	26,827	8,944	11,596
Less: Expense reimbursement from sponsor	—	—	—	—
Add: Expense recoupment to sponsor	—	—	—	2,041

Net operating expenses	27,611	26,827	8,944	13,637

Net investment income	33,611	34,445	19,282	3,336
Realized and unrealized gain (loss)	20,561	5,140	(10,120)	24,619

Net increase (decrease) in net assets resulting from operations	$54,172	$39,585	$9,162	$27,955

Per share information-basic and diluted
Net investment income	$0.15	$0.21	$0.17	$0.04

Net increase (decrease) in net assets resulting from operations	$0.24	$0.24	$0.08	$0.37

Weighted average shares outstanding	227,713,625	165,565,150	116,647,055	75,870,282

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Selected Quarterly Financial Data (Unaudited) (continued)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$7,642	$1,824	$18	$—
Operating expenses
Total operating expenses	6,484	2,323	157	193
Less: Expense reimbursement from sponsor	(1,635)	(712)	(135)	—

Net operating expenses	4,849	1,611	22	193

Net investment income (loss)	2,793	213	(4)	(193)
Realized and unrealized gain (loss)	12,195	5,075	326	—

Net increase (decrease) in net assets resulting from operations	$14,988	$5,288	$322	$(193)

Per share information-basic and diluted
Net investment income (loss)	$0.07	$0.02	$(0.02)	$(8.69)

Net increase (decrease) in net assets resulting from operations	$0.37	$0.47	$1.40	$(8.69)

Weighted average shares outstanding	40,220,720	11,134,670	229,647	22,222

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2013 and 2012. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Note 11. Subsequent Events

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of approximately $3,112,692 in its continuous public offering.

Wissahickon Creek Credit Facility

On February 19, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Wissahickon Creek LLC, or Wissahickon Creek, entered into a revolving credit facility, or the Wissahickon Creek facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, or, collectively with Wells Fargo Securities, LLC, Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wissahickon Creek facility. The Wissahickon Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

The Company may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Wissahickon Creek or will receive fair market value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

sources. Wissahickon Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to the Company and the Company’s exposure under the Wissahickon Creek facility is limited to the value of the Company’s investment in Wissahickon Creek.

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Beginning four months after February 19, 2014, Wissahickon Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wissahickon Creek facility has not been borrowed. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019. Wissahickon Creek paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Wissahickon Creek facility.

Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio.

The occurrence of certain events described as “Collateral Manager Events of Default” in the credit agreement which governs the Wissahickon Creek facility triggers (i) a requirement that Wissahickon Creek obtain the consent of Wells Fargo prior to entering into any transaction with respect to portfolio assets and (ii) the right of Wells Fargo to direct Wissahickon Creek to enter into transactions with respect to any portfolio assets, in each case in Wells Fargo’s sole discretion. Collateral Manager Events of Default include non-performance of any obligation under the transaction documents by Wissahickon Creek, the Company, FSIC II Advisor or GDFM, and other events with respect to such entities that are adverse to Wells Fargo and the secured parties under the Wissahickon Creek facility.

In connection with the Wissahickon Creek facility, Wissahickon Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Wissahickon Creek facility contains the following events of default: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the Wissahickon Creek facility; (c) the insolvency or bankruptcy of Wissahickon Creek or the Company; (d) the Company’s resignation or removal as collateral manager; (e) the Company’s failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the Company’s failure to have a net asset value of at least $300,000; and (g) the failure of Wissahickon Creek to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wissahickon Creek facility immediately due and payable. During the continuation of an event of default, Wissahickon Creek must pay interest at a default rate.

Borrowings of Wissahickon Creek will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

Darby Creek Credit Facility

On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents parties thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

The Company may contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to the Company and the Company’s exposure under the Darby Creek facility is limited to the value of the Company’s investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Interest is payable quarterly in arrears. Darby Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the Darby Creek facility has not been borrowed. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Darby Creek paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Darby Creek facility.

Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

The occurrence of certain events described as “Investment Manager Events of Default” in the credit agreement which governs the Darby Creek facility triggers (i) a requirement that Darby Creek obtain the consent of Deutsche Bank prior to entering into any transaction with respect to portfolio assets and (ii) the right of Deutsche Bank to direct Darby Creek to enter into transactions with respect to any portfolio assets, in each case in Deutsche Bank’s sole discretion. Investment Manager Events of Default include non-performance of any obligation under the transaction documents by Darby Creek, the Company, FSIC II Advisor or GDFM, and other events with respect to such entities that are adverse to Deutsche Bank and the secured parties under the Darby Creek facility.

In connection with the Darby Creek facility, Darby Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition to customary events of default included in financing transactions, the Darby Creek facility contains the following events of default: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Darby Creek or the Company; (d) a

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

change of control of Darby Creek shall have occurred; (e) the failure of Darby Creek to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek facility immediately due and payable. During the continuation of an event of default, Darby Creek must pay interest at a default rate.

Borrowings of Darby Creek will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 97.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Management’s Report on Internal Control Over Financial Reporting	96
Report of Independent Registered Public Accounting Firm	97
Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets as of December 31, 2013 and 2012	99
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	100
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	101
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011	102
Consolidated Schedules of Investments as of December 31, 2013 and 2012	103
Notes to Consolidated Financial Statements	115

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of FS Investment Corporation II. (Incorporated by reference to Exhibit 3.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of FS Investment Corporation II. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of FS Investment Corporation II. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation II, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 filed with FS Investment Corporation II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of FS Investment Corporation II, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between FS Investment Corporation II and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among FS Investment Corporation II, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between FS Investment Corporation II and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among FS Investment Corporation II, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to FS Investment Corporation II’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between FS Investment Corporation II and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between FS Investment Corporation II and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and FS Investment Corporation II. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, FS Investment Corporation II and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and FS Investment Corporation II. (Incorporated by reference to Exhibit 10.9 to FS Investment Corporation II’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation II’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between FS Investment Corporation II and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation II’s Current Report on Form 8-K filed on March 28, 2013.)

10.37	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and FS Investment Corporation II, as seller. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and FS Investment Corporation II, as collateral manager. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and FS Investment Corporation II, as seller. (Incorporated by reference to Exhibit 10.6 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and FS Investment Corporation II, as investment manager. (Incorporated by reference to Exhibit 10.7 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2014.)

21.1*	Subsidiaries of FS Investment Corporation II.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION II

Date: March 25, 2014	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2014	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2014	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2014	/s/ BARBARA ADAMS Barbara Adams Director

Date: March 25, 2014	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 25, 2014	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 25, 2014	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director

Date: March 25, 2014	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director

Date: March 25, 2014	/s/ PAUL MENDELSON Paul Mendelson Director

Date: March 25, 2014	/s/ JOHN E. STUART John E. Stuart Director

Date: March 25, 2014	/s/ SCOTT J. TARTE Scott J. Tarte Director