Form 10-Q
period 2014-03-31
FS Investment Corp II
filed 2014-05-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 305,599,757 shares of common stock outstanding as of May 12, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$3,251,468 and $2,626,969, respectively)	$3,307,386	$2,655,828
Cash	368,277	581,632
Receivable for investments sold and repaid	11,067	52,817
Interest receivable	41,315	29,855
Receivable for common stock purchased	—	532
Deferred financing costs	6,204	1,273
Prepaid expenses and other assets	179	30

Total assets	$3,734,428	$3,321,967

Liabilities
Payable for investments purchased	$79,506	$163,785
Repurchase agreement payable(1)	550,000	550,000
Credit facilities payable	170,494	170,494
Stockholder distributions payable	—	17,826
Management fees payable	17,641	15,013
Accrued capital gains incentive fees(2)	15,168	9,234
Administrative services expense payable	1,731	571
Interest payable	3,021	2,858
Directors’ fees payable	168	183
Other accrued expenses and liabilities	2,323	1,018
Commitments and contingencies(3)	—	—

Total liabilities	840,052	930,982

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 304,898,490 and 254,572,096 shares issued and outstanding, respectively	305	255
Capital in excess of par value	2,839,190	2,363,943
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	10,520	7,911
Accumulated distributions in excess of net investment income(4)	(11,557)	(9,983)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency	55,918	28,859

Total stockholders’ equity	2,894,376	2,390,985

Total liabilities and stockholders’ equity	$3,734,428	$3,321,967

Net asset value per share of common stock at period end	$9.49	$9.39

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Investment income
Interest income	$68,584	$15,380
Fee income	12,481	1,593

Total investment income	81,065	16,973

Operating expenses
Management fees	17,641	4,985
Capital gains incentive fees(1)	5,934	3,859
Administrative services expenses	1,374	461
Stock transfer agent fees	850	435
Accounting and administrative fees	317	89
Interest expense	5,901	1,144
Directors’ fees	179	146
Other general and administrative expenses	1,169	477

Operating expenses	33,365	11,596
Add: Expense recoupment to sponsor(2)	—	2,041

Total operating expenses	33,365	13,637

Net investment income (loss)	47,700	3,336

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,605	848
Net realized gain (loss) on total return swap(3)	—	7,263
Net realized gain (loss) on foreign currency	4	(59)
Net change in unrealized appreciation (depreciation) on investments	27,059	12,476
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	3,971
Net change in unrealized gain (loss) on foreign currency	—	120

Total net realized and unrealized gain (loss) on investments	29,668	24,619

Net increase (decrease) in net assets resulting from operations	$77,368	$27,955

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.27	$0.37

Weighted average shares outstanding	282,039,917	75,870,282

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operations
Net investment income	$47,700	$3,336
Net realized gain (loss) on investments, total return swap and foreign currency(1)	2,609	8,052
Net change in unrealized appreciation (depreciation) on investments	27,059	12,476
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	3,971
Net change in unrealized gain (loss) on foreign currency	—	120

Net increase (decrease) in net assets resulting from operations	77,368	27,955

Stockholder distributions(2)
Distributions from net investment income	(49,274)	(13,016)
Distributions from net realized gain on investments	—	(1,775)

Net decrease in net assets resulting from stockholder distributions	(49,274)	(14,791)

Capital share transactions
Issuance of common stock(3)	442,395	341,784
Reinvestment of stockholder distributions(3)	35,865	6,240
Repurchases of common stock(3)	(1,277)	—
Offering costs	(1,686)	(1,200)

Net increase in net assets resulting from capital share transactions	475,297	346,824

Total increase in net assets	503,391	359,988
Net assets at beginning of period	2,390,985	527,727

Net assets at end of period	$2,894,376	$887,715

Accumulated distributions in excess of net investment income(2)	$(11,557)	$(13,162)

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$77,368	$27,955
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(927,056)	(627,076)
Paid-in-kind interest	(1,442)	—
Proceeds from sales and repayments of investments	310,598	91,579
Net realized (gain) loss on investments	(2,605)	(848)
Net change in unrealized (appreciation) depreciation on investments	(27,059)	(12,476)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(3,971)
Accretion of discount	(3,994)	(1,423)
Amortization of deferred financing costs	263	22
(Increase) decrease in due from counterparty	—	3,414
(Increase) decrease in receivable for investments sold and repaid	41,750	(5,214)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	1,635
(Increase) decrease in interest receivable	(11,460)	(7,232)
(Increase) decrease in receivable due on total return swap(1)	—	(3,274)
(Increase) decrease in prepaid expenses and other assets	(149)	25
Increase (decrease) in payable for investments purchased	(84,279)	154,013
Increase (decrease) in management fees payable	2,628	4,985
Increase (decrease) in expense recoupment payable to sponsor(2)	—	847
Increase (decrease) in accrued capital gains incentive fees	5,934	3,418
Increase (decrease) in administrative services expense payable	1,160	285
Increase (decrease) in interest payable	163	1,122
Increase (decrease) in directors’ fees payable	(15)	—
Increase (decrease) in other accrued expenses and liabilities	1,305	654

Net cash used in operating activities	(616,890)	(371,560)

Cash flows from financing activities
Issuance of common stock	442,927	342,186
Reinvestment of stockholder distributions	35,865	6,240
Repurchases of common stock	(1,277)	—
Offering costs	(1,686)	(1,200)
Stockholder distributions	(67,100)	(12,413)
Borrowings under credit facilities(3)	—	14,194
Borrowings under repurchase agreement(4)	—	32,500
Deferred financing costs paid	(5,194)	(1,557)

Net cash provided by financing activities	403,535	379,950

Total increase (decrease) in cash	(213,355)	8,390
Cash at beginning of period	581,632	107,157

Cash at end of period	$368,277	$115,547

Supplemental disclosure
Local and excise taxes paid	$352	$—

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2014 and 2013, the Company paid $907 and $0, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the three months ended March 31, 2014 and 2013, the Company paid $4,568 and $0, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—55.7%
A.T. Cross Co.	(e)(g)	Retailing	L+825		9/6/19	$36,815	$36,815	$36,815
A.T. Cross Co.	(m)	Retailing	L+825		9/6/19	20,000	20,000	20,000
Advantage Sales & Marketing Inc.		Commercial & Professional Services	L+325	1.0%	12/18/17	2,107	2,097	2,120
Air Medical Group Holdings, Inc.	(g)	Health Care Equipment & Services	L+400	1.0%	6/30/18	5,463	5,549	5,486
Alon USA Partners, L.P.	(e)(i)	Energy	L+800	1.3%	11/26/18	4,115	3,941	4,269
Alvogen Pharma US, Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,756	9,703	9,853
American Tire Distributors, Inc.	(g)(h)	Automobiles & Components	L+475	1.0%	6/19/18	1,290	1,287	1,300
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	L+775	1.5%	1/16/21	155,000	155,000	155,000
Apex Tool Group, LLC		Capital Goods	L+325	1.3%	1/31/20	5,286	5,264	5,251
ARG IH Corp.		Consumer Services	L+400	1.0%	11/15/20	1,397	1,393	1,408
Ascend Learning, LLC		Software & Services	L+500	1.0%	7/26/19	3,584	3,566	3,638
Ascension Insurance, Inc.	(e)(f)	Insurance	L+825	1.3%	3/5/19	79,230	77,969	77,645
Aspect Software, Inc.		Software & Services	L+550	1.8%	5/7/16	7,772	7,799	7,889
Attachmate Corp.	(g)	Software & Services	L+575	1.5%	11/22/17	6,724	6,788	6,783
Avaya Inc.	(e)	Technology Hardware & Equipment	L+450		10/26/17	7,318	6,810	7,159
Azure Midstream Energy LLC	(g)	Energy	L+550	1.0%	11/15/18	4,444	4,381	4,494
BlackBrush TexStar L.P.	(e)(g)	Energy	L+650	1.3%	6/4/19	14,143	14,020	14,306
Blue Coat Systems, Inc.	(e)	Software & Services	L+300	1.0%	5/31/19	2,116	2,116	2,126
Boomerang Tube, LLC	(e)	Energy	L+950	1.5%	10/11/17	4,625	4,517	4,509
Bright Horizons Family Solutions LLC		Health Care Equipment & Services	L+300	1.0%	1/30/20	1,000	992	1,004
Cadillac Jack, Inc.	(e)(g)(i)	Consumer Services	L+700	1.0%	12/20/17	124,688	123,594	125,623
Caesars Entertainment Operating Co.	(i)	Consumer Services	L+425		1/26/18	5,000	4,742	4,659
Caesars Entertainment Operating Co.	(i)	Consumer Services	L+750	2.0%	10/31/16	4,339	4,394	4,333
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	L+600	1.0%	10/11/20	58,945	55,578	59,803
CEC Entertainment, Inc.	(i)	Consumer Services	L+325	1.0%	2/12/21	3,366	3,349	3,348
Cengage Learning, Inc.	(g)(h)	Media	L+600	1.0%	3/6/20	5,405	5,378	5,474
Clear Channel Communications, Inc.	(e)	Media	L+365		1/29/16	6,156	5,359	6,093
Clover Technologies Group, LLC	(g)	Commercial & Professional Services	L+550	1.3%	5/7/18	5,697	5,697	5,709
Community Health Systems, Inc.	(g)(i)	Health Care Equipment & Services	L+325	1.0%	1/17/21	4,030	4,011	4,069
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	41,000	41,601	42,230
CoSentry.Net, LLC	(f)	Software & Services	L+800	1.3%	12/31/19	54,364	54,364	54,907
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,665	5,640	5,774
Cumulus Media Inc.	(i)	Media	L+325	1.0%	12/23/20	7,842	7,766	7,888
DAE Aviation Holdings, Inc.	(i)	Capital Goods	L+400	1.0%	11/2/18	3,895	3,886	3,961
Del Monte Foods Consumer Products, Inc.	(i)	Food, Beverage & Tobacco	L+325	1.0%	12/6/20	2,809	2,795	2,821

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
DigitalGlobe, Inc.	(e)(i)	Software & Services	L+275	1.0%	1/31/20	$2,521	$2,521	$2,528
Drew Marine Group Inc.	(i)	Energy	L+350	1.0%	11/19/20	2,660	2,657	2,680
Drumm Investors LLC		Health Care Equipment & Services	L+375	1.3%	5/4/18	1,450	1,403	1,437
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,218	7,085	7,331
Education Management LLC	(g)(i)	Consumer Services	L+400		6/1/16	3,956	3,600	3,485
EFS Cogen Holdings I LLC		Energy	L+275	1.0%	12/17/20	1,778	1,761	1,790
EquiPower Resources Holdings, LLC	(g)	Utilities	L+325	1.0%	12/21/18	1,463	1,492	1,473
ERC Ireland Holdings Ltd.	(i)	Telecommunication Services	EURIBOR+450		9/30/19	€9,920	7,608	13,223
Extreme Reach, Inc.	(g)	Media	L+575	1.0%	1/24/20	$2,897	2,854	2,969
FairPoint Communications, Inc.	(e)(i)	Telecommunication Services	L+625	1.3%	2/14/19	21,656	21,831	22,378
Filtration Group Corp.		Energy	L+350	1.0%	11/20/20	2,443	2,431	2,440
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,200	4,179	4,239
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	4,618	4,575	4,647
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,012	2,036	2,019
Hamilton Lane Advisors, LLC	(g)	Diversified Financials	L+400	1.3%	2/23/18	1,575	1,587	1,583
Harlan Sprague Dawley, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	7,035	6,838	5,057
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	4,696	4,673	4,735
ILC Industries, LLC	(g)	Capital Goods	L+650	1.5%	7/11/18	4,634	4,621	4,640
Industrial Packaging Group, Inc.	(h)	Capital Goods	L+600	1.0%	3/1/22	10,000	10,000	10,000
Internap Network Services Corp.	(g)(i)	Software & Services	L+500	1.0%	11/26/19	9,975	9,881	10,050
Intralinks, Inc.	(g)(i)	Software & Services	L+525	2.0%	2/24/19	25,000	24,754	24,750
Intrawest Operations Group, LLC		Consumer Services	L+450	1.0%	12/9/20	7,481	7,409	7,603
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	23,965	23,776	23,786
Kanders C3 Holdings, LLC	(m)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,128
Lantiq Deutschland GmbH	(e)(i)	Software & Services	L+900	2.0%	11/16/15	1,521	1,453	1,513
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,373	7,305	7,520
Leonardo Acquisition Corp.		Consumer Services	L+325	1.0%	1/27/21	1,154	1,151	1,159
MB Precision Holdings LLC	(e)	Capital Goods	L+725	1.3%	1/23/20	62,843	62,843	62,843
MetoKote Corp.	(e)(g)	Materials	L+800	1.3%	9/30/19	84,788	84,788	86,483
MetoKote Corp.	(e)(g)(m)	Materials	L+800	1.3%	9/30/19	16,190	16,190	16,514
MMI International Ltd.	(g)(i)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	11,246	10,963	11,217
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,931	2,947	2,953
MModal Inc.	(e)(g)(j)	Health Care Equipment & Services	Prime+575		8/16/19	15,768	15,467	12,531
Moxie Liberty LLC	(g)	Energy	L+650	1.0%	8/21/20	11,853	11,901	12,179
Moxie Patriot LLC		Energy	L+575	1.0%	12/19/20	5,556	5,502	5,681
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,131	2,143	2,147

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	$3,896	$3,862	$4,057
New Star Metals Inc.	(e)(g)	Capital Goods	L+800	1.3%	3/20/20	120,000	120,000	120,000
Nexeo Solutions, LLC	(e)	Capital Goods	L+350	1.5%	9/8/17	6,885	6,810	6,907
Nova Wildcat Amerock, LLC	(e)(g)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	75,000	75,000	75,000
Opal Acquisition, Inc.		Consumer Services	L+400	1.0%	11/27/20	10,918	10,836	10,973
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	3,818	3,817	3,933
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	2,000	2,016	2,054
Patheon Inc.	(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+325	1.0%	1/22/21	9,736	9,712	9,702
Payless ShoeSource, Inc.	(e)(g)	Consumer Durables & Apparel	L+400	1.0%	3/5/21	12,392	12,330	12,423
PeroxyChem LLC		Capital Goods	L+650	1.0%	2/28/20	10,000	9,802	10,050
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/22/21	743	739	745
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	32,338	32,338	32,984
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,988	3,010	2,998
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,179	1,168	1,173
Sheridan Holdings, Inc.		Health Care Equipment & Services	L+350	1.0%	6/29/18	2,030	2,021	2,044
Sheridan Holdings, Inc.		Health Care Equipment & Services	L+350	1.0%	6/29/18	1,676	1,668	1,688
Sirius Computer Solutions, Inc.	(e)	Software & Services	L+575	1.3%	12/7/18	7,519	7,458	7,651
Smile Brands Group Inc.	(e)(f)(g)	Health Care Equipment & Services	L+625	1.3%	8/15/19	38,992	38,361	39,177
Sorenson Communication, Inc.	(e)(g)	Telecommunication Services	L+1025	1.3%	10/31/14	29,754	29,811	29,940
Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,201	8,268	8,221
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	6,380	6,325	6,428
Stallion Oilfield Holdings, Inc.	(e)(g)	Energy	L+675	1.3%	6/19/18	9,696	9,611	9,932
Swift Worldwide Resources US Holdings Corp.		Energy	L+800	1.3%	4/30/19	20,037	20,037	20,438
Technicolor SA	(e)(g)(i)	Media	L+600	1.3%	7/10/20	31,786	31,392	32,336
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,588	6,492	6,649
Totes Isotoner Corp.	(f)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	907	906	912
TravelCLICK, Inc.	(g)	Consumer Services	L+450	1.3%	3/16/16	1,963	1,965	1,975
Tri-Northern Acquisition, Inc.	(e)(f)(g)	Retailing	L+800	1.3%	7/1/19	89,325	89,325	89,325
Tri-Northern Acquisition, Inc.	(m)	Retailing	L+800	1.3%	7/1/19	18,621	18,621	18,621
UTEX Industries, Inc.	(g)	Energy	L+325	1.3%	4/10/20	2,682	2,670	2,695

Total Senior Secured Loans—First Lien							1,656,961	1,676,489
Unfunded Loan Commitments							(65,015)	(65,015)

Net Senior Secured Loans—First Lien							1,591,946	1,611,474

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—29.9%
Accellent Inc.		Health Care Equipment & Services	L+650	1.0%	2/21/22	$8,814	$8,792	$8,770
Acquisition Glacier Inc.	(i)	Health Care Equipment & Services	L+675	1.0%	7/29/21	5,000	4,975	5,088
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	480
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,420	3,501
American Energy—Utica, LLC	(e)(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	102,322	102,322	102,322
American Energy—Utica, LLC	(f)(m)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	70,443	70,443	70,443
AssuredPartners, Inc.	(h)	Insurance	L+675	1.0%	3/31/22	7,000	6,930	7,009
Asurion, LLC		Insurance	L+750	1.0%	3/3/21	15,957	15,720	16,526
Attachmate Corp.	(e)	Software & Services	L+950	1.5%	11/22/18	20,919	20,941	20,932
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,636	3,670
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	1,118	1,080	1,132
Camp International Holding Co.	(f)(g)	Capital Goods	L+725	1.0%	11/29/19	2,106	2,106	2,152
Capital Automotive L.P.	(g)	Real Estate	L+500	1.0%	4/30/20	7,895	7,860	8,102
Centaur Acquisition, LLC		Consumer Services	L+750	1.3%	2/20/20	15,585	15,892	15,955
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,633	30,300
CHG Buyer Corp.	(e)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,658	5,847
Citrus Energy Appalachia, LLC	(e)	Energy	L+850	1.3%	7/26/18	15,430	14,998	15,430
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,670	17,022
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,797	7,797
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,928	5,075
DAE Aviation Holdings, Inc.	(i)	Capital Goods	L+675	1.0%	7/30/19	18,750	18,565	19,113
Del Monte Foods Consumer Products, Inc.	(i)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,300	3,325
Drew Marine Group Inc.	(i)	Energy	L+700	1.0%	5/19/21	2,500	2,494	2,525
Eastman Kodak Co.		Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,411	25,203
Extreme Reach, Inc.		Media	L+950	1.0%	1/24/21	10,000	9,803	10,175
Filtration Group Corp.		Energy	L+725	1.0%	11/21/21	5,158	5,174	5,285
Flexera Software LLC	(h)	Software & Services	L+700	1.0%	4/2/21	10,000	9,950	10,050
Ikaria Acquisition Inc.		Pharmaceuticals, Biotechnology & Life Sciences	L+775	1.0%	2/14/22	5,000	4,963	5,088
ILC Industries, LLC	(f)	Capital Goods	L+1000	1.5%	7/11/19	3,024	2,874	2,994
Inmar Acquisition Sub, Inc.		Software & Services	L+700	1.0%	1/27/22	2,830	2,802	2,841
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	7,700	7,632	8,027

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	$62,500	$62,500	$62,500
LM U.S. Member LLC	(e)	Transportation	L+825	1.3%	10/26/20	15,137	15,219	15,402
Mitchell International, Inc.	(h)	Software & Services	L+750	1.0%	10/11/21	10,000	10,244	10,256
Onex Carestream Finance L.P.	(e)(f)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,435	9,265	9,663
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,778	14,799
Paw Luxco II Sarl	(i)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	6,999	7,291
Payless ShoeSource, Inc.		Consumer Durables & Apparel	L+750	1.0%	3/4/22	$14,092	13,952	14,172
Penton Media, Inc.		Media	L+775	1.3%	10/2/20	9,000	8,873	9,113
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,822	81,600
Redtop Acquisitions Ltd.	(i)	Consumer Services	L+725	1.0%	5/22/21	7,500	7,409	7,725
Renaissance Learning, Inc.		Software & Services	L+775	1.0%	4/24/21	7,000	6,898	7,144
Road Infrastructure Investment, LLC	(h)	Consumer Services	L+675		9/21/21	7,759	7,720	7,807
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,891	1,937
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,964	4,021
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,065
SESAC Holdings Inc.	(e)	Media	L+875	1.3%	7/12/19	2,000	1,975	2,043
Sheridan Holdings, Inc.		Health Care Equipment & Services	L+725	1.0%	12/20/21	10,784	10,732	11,108
StoneRiver Group, L.P.	(f)	Software & Services	L+725	1.3%	5/30/20	6,618	6,588	6,705
Teine Energy Ltd.	(f)(i)	Energy	L+625	1.3%	5/17/19	5,445	5,374	5,527
Templar Energy LLC		Energy	L+700	1.0%	11/25/20	19,231	18,859	19,459
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,352	28,683
TNS, Inc.	(f)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	50,967	52,193
Travelport LLC	(f)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,205	5,305
Travelport LLC	(e)	Consumer Services	4.0%, 4.4% PIK (4.4% Max PIK)		12/1/16	8,207	7,345	8,440
TriZetto Group, Inc.	(e)(h)	Software & Services	L+725	1.3%	3/28/19	12,558	12,517	12,652
Ultima US Holdings LLC	(i)	Capital Goods	L+850	1.0%	12/31/20	57,000	55,947	55,860
US Renal Care, Inc.		Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,454	2,544
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,229	3,292
Vantage Energy, LLC		Energy	L+750	1.0%	12/20/18	18,415	18,239	18,577
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	846
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,954	5,100

Total Senior Secured Loans—Second Lien							919,398	936,008
Unfunded Loan Commitments							(70,443)	(70,443)

Net Senior Secured Loans—Second Lien							848,955	865,565

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—10.0%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	$35,500	$31,363	$26,447
Allen Systems Group, Inc.	(f)	Software & Services	10.5%		11/15/16	14,225	10,084	8,036
Aspect Software, Inc.		Software & Services	10.6%		5/15/17	6,005	6,345	6,350
Avaya Inc.	(e)(f)	Technology Hardware & Equipment	7.0%		4/1/19	21,500	20,501	21,500
Avaya Inc.	(e)(f)	Technology Hardware & Equipment	9.0%		4/1/19	8,000	7,957	8,360
Caesars Entertainment Operating Co.	(i)	Consumer Services	9.0%		2/15/20	15,000	14,482	13,522
Caesars Entertainment Resort Properties, LLC	(e)(f)	Consumer Services	11.0%		10/1/21	60,000	60,739	63,233
CEVA Group Plc	(i)	Transportation	9.0%		9/1/21	2,000	2,000	2,050
Clear Channel Communications, Inc.	(e)	Media	9.0%		12/15/19	1,844	1,716	1,947
Erickson Air-Crane Inc.	(e)(i)	Capital Goods	8.3%		5/1/20	13,312	13,061	14,077
FourPoint Energy, LLC	(f)	Energy	8.5%		12/31/20	9,750	7,972	7,995
Global A&T Electronics Ltd.	(f)(i)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,470
Greektown Holdings, LLC.		Consumer Services	8.9%		3/15/19	3,000	3,000	3,104
Guitar Center, Inc.	(h)	Retailing	6.5%		4/15/19	7,000	6,926	6,991
JW Aluminum Co.	(e)(f)	Materials	11.5%		11/15/17	17,550	17,523	17,572
Logan’s Roadhouse Inc.	(f)	Consumer Services	10.8%		10/15/17	29,314	25,825	22,645
Modular Space Corp.		Consumer Services	10.3%		1/31/19	1,650	1,650	1,720
Neff Rental LLC	(f)	Capital Goods	9.6%		5/15/16	14,877	15,465	15,602
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,750	2,722	3,094
Sorenson Communication, Inc.	(e)(f)(j)	Telecommunication Services	10.5%		2/1/15	37,000	34,868	33,311
Waterjet Holdings, Inc.		Automobiles & Components	7.6%		2/1/20	1,850	1,850	1,966
WMG Acquisition Corp.	(h)	Media	5.6%		4/15/22	650	650	660

Total Senior Secured Bonds							295,699	287,652

Subordinated Debt—10.3%
The AES Corp.	(i)	Energy	5.5%		3/15/24	1,950	1,950	1,943
Alliant Holdings I, Inc.	(e)	Insurance	7.9%		12/15/20	4,000	4,000	4,293
Atlas Energy Holdings Operating Co., LLC	(i)	Energy	7.8%		1/15/21	5,000	5,000	5,227
AuRico Gold Inc.	(i)	Energy	7.8%		4/1/20	1,200	1,158	1,202
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,035	5,565
Avaya Inc.		Technology Hardware & Equipment	10.5%		3/1/21	6,950	6,395	6,481
Beazer Homes USA, Inc.	(i)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,888
BOE Intermediate Holding Corp.		Materials	9.8% PIK (9.8% Max PIK)		11/1/17	6,012	5,963	6,553

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Brocade Communications Systems, Inc.	(i)	Telecommunication Services	4.6%		1/15/23	$2,750	$2,750	$2,599
Calumet Specialty Products Partners, L.P.	(i)	Energy	6.5%		4/15/21	2,500	2,500	2,514
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	11,000	11,020	11,385
CrownRock, L.P.	(e)(f)	Energy	7.1%		4/15/21	26,500	26,500	27,811
DigitalGlobe, Inc.	(i)	Software & Services	5.3%		2/1/21	1,100	1,100	1,092
Drillships Financing Holding Inc.	(i)	Energy	7.3%		4/1/19	4,700	4,700	4,694
Entegris, Inc.	(h)(i)	Technology Hardware & Equipment	6.0%		4/1/22	3,750	3,750	3,853
EPL Oil & Gas, Inc.	(f)(i)	Energy	8.3%		2/15/18	2,150	2,133	2,333
Era Group Inc.	(i)	Energy	7.8%		12/15/22	7,250	7,138	7,685
First Data Corp.		Software & Services	11.8%		8/15/21	1,000	1,034	1,054
Guitar Center, Inc.	(h)	Retailing	9.6%		4/15/20	1,000	989	993
Halcon Resources Corp.	(e)(i)	Energy	8.9%		5/15/21	2,250	2,350	2,332
Hub International Ltd.		Insurance	7.9%		10/1/21	3,500	3,500	3,741
Jefferies Finance LLC	(i)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,576
Jefferies Finance LLC	(i)	Diversified Financials	6.9%		4/15/22	950	950	962
The Kenan Advantage Group, Inc.	(e)	Transportation	8.4%		12/15/18	6,250	6,428	6,703
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,135	9,080
Legacy Reserves L.P.	(e)(i)	Energy	8.0%		12/1/20	8,250	8,093	8,756
Legacy Reserves L.P.	(e)(i)	Energy	6.6%		12/1/21	4,900	4,827	4,917
Memorial Production Partners L.P.	(e)(i)	Energy	7.6%		5/1/21	2,600	2,565	2,756
Memorial Resource Development LLC		Energy	10.8% PIK (10.8% Max PIK)		12/15/18	6,700	6,570	6,968
Mood Media Corp.	(e)(f)(i)	Media	9.3%		10/15/20	46,207	45,550	44,359
MPH Acquisitions Holdings LLC		Software & Services	6.6%		4/1/22	950	950	976
NRG Energy, Inc.	(i)	Energy	6.3%		7/15/22	4,750	4,750	4,893
Nuveen Investments, Inc.	(e)	Diversified Financials	9.1%		10/15/17	12,000	12,000	12,735
Opal Acquisition, Inc.		Consumer Services	8.9%		12/15/21	27,000	27,000	27,304
Resolute Energy Corp.	(i)	Energy	8.5%		5/1/20	5,800	5,863	6,108
Rex Energy Corp.	(e)(i)	Energy	8.9%		12/1/20	15,000	14,905	16,576
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	3,281
Sidewinder Drilling Inc.	(e)	Capital Goods	9.8%		11/15/19	2,000	2,000	1,982
Six Flags Entertainment Corp.	(i)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,538
Sophia Holding Finance, L.P.	(f)	Software & Services	9.6%		12/1/18	9,750	9,656	10,164
Southern Graphics Inc.	(e)	Media	8.4%		10/15/20	1,000	1,000	1,065

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spirit AeroSystems, Inc.	(i)	Capital Goods	5.3%		3/15/22	$750	$750	$754
Tenet Healthcare Corp.	(i)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	6,173
TMS International Corp.		Energy	7.6%		10/15/21	1,250	1,250	1,349
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,174
Windstream Corp.	(i)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,547
WMG Acquisition Corp.	(h)	Media	6.8%		4/15/22	6,000	6,000	6,037

Total Subordinated Debt							290,307	298,971

Collateralized Securities—6.2%
AMMC 2012 CDO 11A Class Subord.	(i)	Diversified Financials	13.3%		10/30/23	6,000	4,393	4,582
Apidos CLO XIV Class E	(i)	Diversified Financials	L+440		4/15/25	6,000	5,344	5,488
Ares 2012 CLO 2A Class Subord.	(i)	Diversified Financials	6.7%		10/12/23	8,500	7,318	6,545
CGMS CLO 2013-3A Class E	(i)	Diversified Financials	L+525		7/15/25	5,000	4,466	4,555
CGMS CLO 2013-3A Class Subord.	(i)	Diversified Financials	15.8%		7/15/25	22,000	17,906	22,292
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(i)	Diversified Financials	15.1%		8/1/25	15,000	12,971	15,599
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(i)	Diversified Financials	11.2%		12/20/21	76,260	75,773	76,260
Octagon CLO 2012-1A Class Income	(i)	Diversified Financials	17.1%		1/15/24	4,650	3,324	3,818
Wind River CLO Ltd. 2013-1A Class Subord. B	(i)	Diversified Financials	13.0%		4/20/25	40,720	36,233	40,874

Total Collateralized Securities							167,728	180,013

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—2.2%
A.T. Cross Co., Common Equity, Class A Units	(j)	Retailing	1,000,000	$1,000	$900
American Energy Ohio Holdings, LLC, Common Equity	(j)(k)	Energy	9,823,959	9,824	9,824
AP Exhaust Holdings, LLC, Common Equity	(j)(l)	Automobiles & Components	8,378	8,378	8,378
Burleigh Point, Ltd., Warrants	(i)(j)	Retailing	17,256,081	1,898	5,004
CoSentry.Net, LLC, Preferred Equity	(j)	Software & Services	2,632	2,500	2,478
Eastman Kodak Co., Common Equity	(j)	Consumer Durables & Apparel	1,846	36	61
ERC Ireland Holdings Ltd., Warrants	(i)(j)	Telecommunication Services	4,943	551	986
ERC Ireland Holdings Ltd., Common Equity	(i)(j)	Telecommunication Services	21,101	2,346	4,208
FourPoint Energy, LLC, Common Equity	(j)(l)	Energy	2,437	1,610	2,437
Kanders C3 Holdings, LLC, Common Equity	(f)	Capital Goods	60,872	5,000	2,952
MB Precision Holdings LLC, Common Equity	(j)	Capital Goods	2,100,000	2,100	2,100
New Star Metals Inc., Common Equity	(j)	Capital Goods	2,250,000	2,250	2,250
Professional Plumbing Group, Inc., Common Equity	(j)	Capital Goods	3,000,000	3,000	3,000
PSAV Holdings LLC, Common Equity	(j)	Technology Hardware & Equipment	10,000,000	10,000	10,000
Swift Worldwide Resources Holdco Limited, Common Equity	(i)(j)	Energy	1,250,000	2,010	2,709
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	3,844
Weight Watchers International, Inc., Put Option	(i)(j)	Food & Staples Retailing	400,000	2,852	2,580

Total Equity/Other				56,833	63,711

TOTAL INVESTMENTS—114.3%				$3,251,468	3,307,386

LIABILITIES IN EXCESS OF OTHER ASSETS—(14.3%)					(413,010)

NET ASSETS—100.0%					$2,894,376

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2014

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2014, the three-month London Interbank Offered Rate was 0.23%, the Euro Interbank Offered Rate was 0.31% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Position or portion thereof unsettled as of March 31, 2014.

(i)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2014, 78.9% of the Company’s total assets represented qualifying assets.

(j)	Security is non-income producing.

(k)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(l)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(m)	Security is an unfunded loan commitment.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Crestwood Holdings LLC	(f)	Energy	L+600	1.0%	6/19/19	$5,735	$5,709	$5,907
Cumulus Media Inc.	(g)(h)	Media	L+325	1.0%	12/23/20	7,865	7,786	7,924
DAE Aviation Holdings, Inc.	(h)	Capital Goods	L+500	1.3%	11/2/18	3,928	3,964	3,969
Del Monte Foods Consumer Products, Inc.	(g)(h)	Food, Beverage & Tobacco	L+325	1.0%	12/6/20	2,809	2,795	2,828
DigitalGlobe, Inc.	(d)(h)	Software & Services	L+275	1.0%	1/31/20	2,528	2,528	2,545
Drew Marine Group Inc.	(h)	Energy	L+350	1.0%	11/19/20	2,667	2,663	2,680
Drumm Investors LLC		Health Care Equipment & Services	L+375	1.3%	5/4/18	1,471	1,421	1,447
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,236	7,098	7,229
Education Management LLC	(f)(h)	Consumer Services	L+400		6/1/16	3,967	3,573	3,819
Edwards (Cayman Island II) Ltd.	(f)(h)	Capital Goods	L+350	1.3%	3/26/20	3,195	3,166	3,203
EFS Cogen Holdings I LLC	(g)	Energy	L+275	1.0%	12/17/20	1,852	1,833	1,868
EquiPower Resources Holdings, LLC	(f)	Utilities	L+325	1.0%	12/21/18	1,463	1,494	1,471
ERC Ireland Holdings Ltd.	(h)	Telecommunication Services	EURIBOR+300, 1.0% PIK		9/30/17	€11,298	11,389	18,514
FairPoint Communications, Inc.	(d)(h)	Telecommunication Services	L+625	1.3%	2/14/19	$13,027	12,910	13,492
Filtration Group Corp.		Energy	L+350	1.0%	11/20/20	2,449	2,437	2,447
FR Utility Services LLC	(f)	Energy	L+575	1.0%	10/18/19	4,630	4,584	4,630
Fram Group Holdings Inc.	(f)	Automobiles & Components	L+500	1.5%	7/29/17	2,015	2,042	2,003
Hamilton Lane Advisors, LLC	(f)	Diversified Financials	L+400	1.3%	2/23/18	1,726	1,739	1,739
Harlan Sprague Dawley, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+550		7/11/14	7,041	6,747	6,337
Ikaria Acquisition Inc.	(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	7/3/18	7,088	6,990	7,141
ILC Industries, LLC	(f)	Capital Goods	L+650	1.5%	7/11/18	4,786	4,772	4,798
Inmar, Inc.	(f)	Software & Services	L+525	1.3%	8/4/17	4,874	4,903	4,896
Internap Network Services Corp.	(f)(h)	Software & Services	L+500	1.0%	11/26/19	10,000	9,901	9,988
Intrawest Operations Group, LLC		Consumer Services	L+450	1.0%	12/9/20	7,500	7,425	7,594
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	24,565	24,362	24,381
Kanders C3 Holdings, LLC	(d)(e)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,128
Keystone Automotive Operations, Inc.	(f)	Automobiles & Components	L+575	1.3%	8/15/19	4,988	4,916	5,023
Lantiq Deutschland GmbH	(d)(h)	Software & Services	L+900	2.0%	11/16/15	1,521	1,445	1,475
Larchmont Resources, LLC	(f)	Energy	L+725	1.0%	8/7/19	7,391	7,321	7,530
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	85,000	85,000	85,850
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	16,190	16,190	16,352

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
MMI International Ltd.	(f)(g)(h)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	$11,550	$11,244	$11,254
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	3,012	3,030	3,036
MModal Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.3%	8/16/19	16,801	16,469	14,480
Moxie Liberty LLC	(f)(g)	Energy	L+650	1.0%	8/21/20	11,853	11,901	12,179
Moxie Patriot, LLC	(g)	Energy	L+575	1.0%	12/18/20	5,556	5,500	5,694
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,191	2,204	2,208
National Mentor Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,899	8,003	7,964
National Vision, Inc.	(f)	Health Care Equipment & Services	L+575	1.3%	8/2/18	2,336	2,363	2,343
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nexeo Solutions, LLC	(d)	Capital Goods	L+350	1.5%	9/8/17	6,903	6,823	6,911
Nova Wildcat Amerock, LLC	(d)(f)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	75,000	75,000	75,000
Opal Acquisition, Inc.	(g)	Consumer Services	L+400	1.0%	11/27/20	14,946	14,821	14,983
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,933
Panda Temple Power, LLC (TLA)	(d)	Energy	L+700	1.5%	7/17/18	2,000	2,017	2,054
Patheon Inc.	(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Professional Plumbing Group, Inc.	(d)(f)	Capital Goods	L+875	0.8%	7/31/19	32,419	32,419	32,743
PRV Aerospace, LLC	(f)	Capital Goods	L+525	1.3%	5/9/18	3,039	3,063	3,053
Reddy Ice Holdings, Inc.	(f)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+350	1.0%	6/29/18	2,035	2,025	2,046
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+350	1.0%	6/29/18	1,680	1,672	1,680
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smile Brands Group Inc.	(d)(e)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	39,090	38,429	38,650
Sorenson Communication, Inc.	(d)(f)	Telecommunication Services	L+825	1.3%	10/31/14	29,754	29,830	30,200
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,222	8,293	8,212
Sprint Industrial Holdings LLC	(f)	Energy	L+575	1.3%	11/14/19	6,396	6,338	6,476
Stallion Oilfield Holdings, Inc.	(d)(f)	Energy	L+675	1.3%	6/19/18	9,950	9,859	10,174
Swift Worldwide Resources US Holdings Corp. A		Energy	L+800	1.3%	4/30/19	20,088	20,088	20,088
Technicolor SA	(d)(f)(g)(h)	Media	L+600	1.3%	7/10/20	32,194	31,776	32,544
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,605	6,503	6,630
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	911	910	916
TravelCLICK, Inc.	(f)	Consumer Services	L+450	1.3%	3/16/16	1,969	1,970	1,988

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	$89,550	$89,550	$89,550
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	18,621	18,621	18,621
UTEX Industries, Inc.	(f)	Energy	L+325	1.3%	4/10/20	2,689	2,677	2,705

Total Senior Secured Loans—First Lien							1,316,020	1,334,780
Unfunded Loan Commitments							(66,687)	(66,687)

Net Senior Secured Loans—First Lien							1,249,333	1,268,093

Senior Secured Loans—Second Lien—29.2%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	479
Alliance Laundry Systems LLC	(d)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,419	3,499
American Energy—Utica, LLC	(d)(e)	Energy	L+950	1.5%	9/30/18	100,919	100,919	100,919
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	17,223	17,246	16,907
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	15,320	15,195	15,818
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,638	3,665
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,118	1,079	1,129
Camp International Holding Co.	(e)(f)(g)	Capital Goods	L+725	1.0%	11/29/19	2,106	2,106	2,152
Capital Automotive L.P.	(f)	Real Estate	L+500	1.0%	4/30/20	7,895	7,858	8,171
Centaur Acquisition, LLC	(g)	Consumer Services	L+750	1.3%	2/20/20	13,585	13,840	13,993
Cervalis LLC	(d)(e)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,615	30,000
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,655	5,847
Citrus Energy Appalachia, LLC	(d)	Energy	L+850	1.3%	7/26/18	15,430	14,979	15,392
Consolidated Precision Products Corp.	(d)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,668	17,085
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,927	5,016
Del Monte Foods Consumer Products, Inc.	(g)(h)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,300	3,375
Digital Insight Corp.		Software & Services	L+775	1.0%	10/16/20	12,000	12,253	12,255
Drew Marine Group Inc.	(h)	Energy	L+700	1.0%	5/19/21	2,500	2,494	2,519
Eastman Kodak Co.		Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,395	25,219
Filtration Group Corp.	(g)	Energy	L+725	1.0%	11/21/21	5,158	5,174	5,287
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	7/11/19	3,024	2,869	2,903
Keystone Automotive Operations, Inc.	(d)(e)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	7,715	7,644	7,999

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Leedsworld Inc.	(d)(e)(f)	Retailing	L+875	1.3%	6/28/20	$62,500	$62,500	$62,500
LM U.S. Member LLC	(d)	Transportation	L+825	1.3%	10/26/20	15,137	15,221	15,355
Onex Carestream Finance L.P.	(d)(e)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,700	9,519	9,906
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,788	14,790
Paw Luxco II Sarl	(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€7,000	8,524	8,709
Penton Media, Inc.		Media	L+775	1.3%	10/2/20	$9,000	8,868	9,000
Redtop Acquisitions Ltd.	(g)(h)	Consumer Services	L+725	1.0%	5/22/21	7,500	7,406	7,622
Renaissance Learning, Inc.	(g)	Software & Services	L+775	1.0%	4/24/21	7,000	6,895	7,083
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,891	1,931
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,963	3,979
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,050
SESAC Holdings Inc.	(d)	Media	L+875	1.3%	7/12/19	2,000	1,974	2,050
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+725	1.0%	12/20/21	10,784	10,730	10,885
StoneRiver Group, L.P.	(e)	Software & Services	L+725	1.3%	5/30/20	7,246	7,212	7,323
Teine Energy Ltd.	(e)(h)	Energy	L+625	1.3%	5/17/19	5,459	5,385	5,541
Templar Energy LLC		Energy	L+700	1.0%	11/25/20	19,231	18,849	19,339
Therakos, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,310	28,677
TNS, Inc.	(e)	Telecommunication Services	L+800	1.0%	8/14/20	30,469	30,056	30,878
Travelport LLC	(e)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,216	5,313
Travelport LLC	(d)	Consumer Services	4.0%, 4.4% PIK		12/1/16	8,207	7,282	8,381
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/28/19	4,186	4,133	4,019
Ultima US Holdings LLC	(h)	Capital Goods	L+850	1.0%	12/31/20	57,000	55,919	55,860
US Renal Care, Inc.		Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,452	2,538
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,228	3,324
Vantage Energy, LLC	(g)	Energy	L+750	1.0%	12/20/18	18,462	18,277	18,462
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	846
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,952	5,081

Total Senior Secured Loans—Second Lien							684,825	697,240

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Senior Secured Bonds—8.5%
Advanced Lighting Technologies, Inc.	(d)(e)	Materials	10.5%		6/1/19	$35,500	$31,238	$25,561
Allen Systems Group, Inc.	(e)	Software & Services	10.5%		11/15/16	14,225	9,814	8,037
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	7.0%		4/1/19	16,000	14,990	15,760
Avaya Inc.	(d)(e)	Technology Hardware & Equipment	9.0%		4/1/19	8,000	7,955	8,400
Caesars Entertainment Operating Co.	(h)	Consumer Services	9.0%		2/15/20	10,000	9,593	9,741
Caesars Entertainment Resort Properties, LLC	(d)(e)	Consumer Services	11.0%		10/1/21	45,000	44,910	46,484
Clear Channel Communications, Inc.	(d)	Media	9.0%		12/15/19	1,844	1,712	1,892
Erickson Air-Crane Inc.	(d)(h)	Capital Goods	8.3%		5/1/20	13,312	13,053	13,811
Global A&T Electronics Ltd.	(e)(h)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,920
JW Aluminum Co.	(d)(e)	Materials	11.5%		11/15/17	11,750	11,722	11,735
Logan’s Roadhouse Inc.	(e)	Consumer Services	10.8%		10/15/17	26,564	23,779	19,883
Neff Rental LLC	(e)	Capital Goods	9.6%		5/15/16	3,750	3,785	3,975
Prince Mineral Holding Corp.	(d)	Materials	11.5%		12/15/19	2,750	2,722	3,053
Sorenson Communication, Inc.	(d)(e)	Telecommunication Services	10.5%		2/1/15	37,000	34,302	27,675

Total Senior Secured Bonds							218,575	203,927

Subordinated Debt—11.6%
Accellent Inc.		Health Care Equipment & Services	10.0%		11/1/17	10,000	9,989	10,375
Alliant Holdings I, Inc.	(d)	Insurance	7.9%		12/15/20	4,000	4,000	4,220
Atlas Energy Holdings Operating Co., LLC	(h)	Energy	7.8%		1/15/21	5,000	5,000	4,773
Aurora Diagnostics, LLC	(d)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,039	5,180
Beazer Homes USA, Inc.	(h)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,750
BOE Intermediate Holding Corp.		Materials	9.8% PIK		11/1/17	6,012	5,960	6,297
Brocade Communications Systems, Inc.	(h)	Telecommunication Services	4.6%		1/15/23	2,750	2,750	2,532
CrownRock, L.P.	(d)(e)	Energy	7.1%		4/15/21	30,000	30,000	29,827
Diamondback Energy, Inc.	(h)	Energy	7.6%		10/1/21	4,250	4,250	4,483
DigitalGlobe, Inc.	(h)	Software & Services	5.3%		2/1/21	1,100	1,100	1,077
EPE Holdings LLC	(d)	Energy	8.9% PIK		12/15/17	4,357	4,340	4,537
EPL Oil & Gas, Inc.	(e)(h)	Energy	8.3%		2/15/18	2,150	2,133	2,317
Era Group Inc.	(h)	Energy	7.8%		12/15/22	7,250	7,136	7,540

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
First Data Corp.	(g)	Software & Services	11.8%		8/15/21	$1,000	$1,035	$1,057
Halcon Resources Corp.	(d)(h)	Energy	8.9%		5/15/21	2,250	2,353	2,276
Hub International Ltd.		Insurance	7.9%		10/1/21	3,500	3,500	3,618
Jefferies Finance LLC	(h)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,564
The Kenan Advantage Group, Inc.	(d)	Transportation	8.4%		12/15/18	6,250	6,436	6,609
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,145	8,795
LBC Tank Terminals Holding Netherlands BV	(e)(h)	Materials	6.9%		5/15/23	1,000	1,000	1,038
Legacy Reserves L.P.	(d)(h)	Energy	8.0%		12/1/20	8,250	8,089	8,524
Legacy Reserves L.P.	(d)(h)	Energy	6.6%		12/1/21	4,900	4,826	4,740
Memorial Production Partners L.P.	(d)(h)	Energy	7.6%		5/1/21	2,600	2,564	2,678
Memorial Resource Development LLC		Energy	10.8% PIK		12/15/18	6,700	6,566	6,700
Mood Media Corp.	(d)(e)(h)	Media	9.3%		10/15/20	46,207	45,524	40,662
NeuStar, Inc.	(h)	Software & Services	4.5%		1/15/23	2,750	2,750	2,499
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	15,082
Opal Acquisition, Inc.		Consumer Services	8.9%		12/15/21	27,000	27,000	27,169
Resolute Energy Corp.	(h)	Energy	8.5%		5/1/20	5,800	5,864	6,106
Revlon Consumer Products Corp.	(h)	Household & Personal Products	5.8%		2/15/21	5,050	5,050	5,000
Rex Energy Corp.	(d)(h)	Energy	8.9%		12/1/20	15,000	14,904	16,425
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	3,024
Sidewinder Drilling Inc.	(d)	Capital Goods	9.8%		11/15/19	2,000	2,000	1,770
Six Flags Entertainment Corp.	(h)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,456
Sophia Holding Finance, L.P.	(e)	Software & Services	9.6%		12/1/18	9,750	9,653	10,067
Southern Graphics Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,025
Tenet Healthcare Corp.	(h)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	5,940
TMS International Corp.		Energy	7.6%		10/15/21	1,250	1,250	1,331
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,143
Windstream Corp.	(h)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,434

Total Subordinated Debt							278,306	276,640

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Collateralized Securities—7.6%
AMMC 2012 CDO 11A Class Subord.	(h)	Diversified Financials	14.2%		10/30/23	$ 6,000	$4,527	$4,906
Apidos CLO XIV Class E	(h)	Diversified Financials	L+440		4/15/25	6,000	5,331	5,421
Ares 2012 CLO 2A Class Subord.	(h)	Diversified Financials	7.1%		10/12/23	8,500	7,569	6,855
CGMS CLO 2013-3A Class E	(h)	Diversified Financials	L+525		7/15/25	5,000	4,457	4,453
CGMS CLO 2013-3A Class Subord.	(h)	Diversified Financials	12.8%		7/15/25	22,000	20,653	23,313
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(h)	Diversified Financials	13.1%		8/1/25	15,000	13,472	15,651
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(h)	Diversified Financials	11.2%		12/20/21	76,260	76,125	76,260
Octagon CLO 2012-1A Class Income	(h)	Diversified Financials	17.7%		1/15/24	4,650	3,454	4,111
Wind River CLO Ltd. 2013-1A Class Subord. B	(h)	Diversified Financials	13.1%		4/20/25	40,720	36,677	41,130

Total Collateralized Securities							172,265	182,100

						Number of Shares	Cost	Fair Value(c)
Equity/Other—1.2%
A.T. Cross Co., Common Equity, Class A Units	(i)	Retailing				1,000,000	1,000	1,200
American Energy Ohio Holdings, LLC, Common Equity	(i)(j)	Energy				6,743,362	6,743	6,743
Burleigh Point, Ltd., Warrants	(h)(i)	Retailing				17,256,081	1,898	4,659
CoSentry.Net, LLC, Preferred Equity	(i)	Software & Services				2,632	2,500	2,500
Eastman Kodak Co., Common Equity	(i)	Consumer Durables & Apparel				1,846	36	64
ERC Ireland Holdings Ltd., Warrants	(h)(i)	Telecommunication Services				4,943	—	—
ERC Ireland Holdings Ltd., Common Equity	(h)(i)	Telecommunication Services				21,099	—	—
Kanders C3 Holdings, LLC, Common Equity	(e)	Capital Goods				60,872	5,000	3,756
Professional Plumbing Group, Inc., Common Equity	(i)	Capital Goods				3,000,000	3,000	3,000
Swift Worldwide Resources US Holdings Corp. B, Common Equity	(h)(i)	Energy				1,250,000	2,010	2,072
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences				14,366	1,478	3,834

Total Equity/Other							23,665	27,828

TOTAL INVESTMENTS—111.1%							$2,626,969	2,655,828

LIABILITIES IN EXCESS OF OTHER ASSETS—(11.1%)								(264,843)

NET ASSETS—100.0%								$2,390,985

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Denominated in U.S. dollars unless otherwise noted.

(c)	Fair value determined by the Company’s board of directors (see Note 7).

(d)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the obligations of Cooper River LLC under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Position or portion thereof unsettled as of December 31, 2013.

(h)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2013, 79.0% of the Company’s total assets represented qualifying assets.

(i)	Security is non-income producing.

(j)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2014, the Company had six wholly-owned financing subsidiaries and two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company has entered into an investment advisory and administrative services agreement with FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

In addition, the Company historically treated all net settlement payments received by the Company pursuant to its total return swap, or TRS (which was terminated on June 13, 2013), as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed the Company that it is their interpretation of the applicable language in the Advisers Act that the Company should “look through” the TRS in calculating its capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by the Company pursuant to the TRS which would have represented net investment income to the Company had the Company held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which the Company treats the reference assets underlying the TRS as investments of the Company and (ii) the aggregate amount of subordinated incentive fees on income

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by the Company pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,680,052	$486,879	36,765,301	$377,083
Reinvestment of Distributions	3,781,436	35,865	671,780	6,240

Total Gross Proceeds	50,461,488	522,744	37,437,081	383,323
Commissions and Dealer Manager Fees	—	(44,484)	—	(35,299)

Net Proceeds to Company	50,461,488	478,260	37,437,081	348,024
Share Repurchase Program	(135,094)	(1,277)	—	—

Net Proceeds from Share Transactions	50,326,394	$476,983	37,437,081	$348,024

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of May 12, 2014, the Company had sold a total of 306,391,791 shares of common stock and raised total gross proceeds of $3,150,710, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (See Note 4).

During the three months ended March 31, 2014 and 2013, the Company sold 50,461,488 and 37,437,081 shares of common stock for gross proceeds of $522,744 and $383,323, respectively, at an average price per share of $10.36 and $10.24, respectively. The gross proceeds received during the three months ended March 31, 2014 and 2013 include reinvested stockholder distributions of $35,865 and $6,240, respectively, for which the

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Company issued 3,781,436 and 671,780 shares of common stock, respectively. During the period from April 1, 2014 to May 12, 2014, the Company issued 1,073,661 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,242 at a price per share of $9.54.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $44,484 and $35,299 for the three months ended March 31, 2014 and 2013, respectively.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above.

On February 24, 2014, the Company amended the terms of its share repurchase program. The amendment to the share repurchase program will be effective as of the Company’s quarterly repurchase offer for the second quarter of 2014, which the Company expects will commence in May 2014. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the share price in effect on the date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price will be determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

faith by the Company’s board of directors or a committee thereof, in its sole discretion) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing.

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On April 1, 2014, the Company repurchased 372,394 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.54 per share for aggregate consideration totaling $3,553.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. During the three months ended March 31, 2014 and 2013, Franklin Square Holdings did not fund any of the Company’s offering and organization costs, and the Company did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,641	$4,985
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$5,934	$3,859
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,374	$461
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$8,821	$6,817

(1)	During the three months ended March 31, 2014 and 2013, $15,013 and $0, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2014, $17,641 in base management fees were payable to FSIC II Advisor.

(2)	During the three months ended March 31, 2014 and 2013, the Company accrued capital gains incentive fees of $5,934 and $3,859, respectively, based on the performance of its portfolio, of which $5,934 and $3,680, respectively, was based on unrealized gains and $0 and $179, respectively, was based on realized gains. No capital gains incentive fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the three months ended March 31, 2014 or 2013. As of March 31, 2014, the Company had accrued capital gains incentive fees of $15,168 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the three months ended March 31, 2014 and 2013, $1,288 and $390, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $214 and $176, respectively, in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2014 and 2013.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of May 12, 2014, the Company has sold an aggregate of 3,272,745 shares of common stock for aggregate gross proceeds of $29,912 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief may not only enhance its ability to further its investment objectives and strategies, but may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheet as of December 31, 2012. As of March 31, 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
Fiscal 2014
March 31, 2014	$0.1740	$49,274

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

Prior to the closing of the Company’s continuous public offering in March 2014, the Company authorized and declared ordinary cash distributions on a weekly or semi-monthly basis and paid such distributions on a monthly basis. In connection with the closing of its continuous public offering, the Company expects to declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis. On April 2, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on April 30, 2014 to stockholders of record on April 29, 2014. On May 6, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on May 30, 2014 to stockholders of record on May 29, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the three months ended March 31, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company’s repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	49,274	100%	13,016	88%
Short-term capital gains proceeds from the sale of assets	—	—	1,775	12%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$49,274	100%	$14,791	100%

(1)	During the three months ended March 31, 2014 and 2013, 93.3% and 91.6%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 4.9% and 8.4%, respectively, was attributable to non-cash accretion of discount and 1.8% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $52,415 and $13,275, respectively. As of March 31, 2014 and December 31, 2013, the Company had $14,908 and $7,638, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the three months ended March 31, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
GAAP-basis net investment income	$47,700	$3,336
Reversal of incentive fee accrual on unrealized gains	5,934	3,680
Reclassification of unamortized original issue discount	(1,616)	(168)
Tax-basis net investment income portion of total return swap payments	—	6,318
Other miscellaneous differences	397	109

Tax-basis net investment income	$52,415	$13,275

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

As of March 31, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$13,788	$7,389
Distributable realized gains (long-term capital gains)	1,120	249
Incentive fee accrual on unrealized gains	(15,168)	(9,234)
Unamortized organization costs	(200)	(203)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	55,645	28,586

	$55,185	$26,787

(1)	As of March 31, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $81,878 and $61,822, respectively. As of March 31, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $26,233 and $33,236, respectively.

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,251,741 and $2,627,242 as of March 31, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $55,645 and $28,586 as of March 31, 2014 and December 31, 2013, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,591,946	$1,611,474	49%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	848,955	865,565	26%	684,825	697,240	26%
Senior Secured Bonds	295,699	287,652	9%	218,575	203,927	8%
Subordinated Debt	290,307	298,971	9%	278,306	276,640	10%
Collateralized Securities	167,728	180,013	5%	172,265	182,100	7%
Equity/Other	56,833	63,711	2%	23,665	27,828	1%

	$3,251,468	$3,307,386	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2014, the Company did not “control” and was not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, the Company had five senior secured loan investments with aggregate unfunded commitments of $135,458 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $3,076. As of December 31, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$168,663	5%	$53,195	2%
Capital Goods	433,830	13%	199,070	8%
Commercial & Professional Services	50,076	2%	44,881	2%
Consumer Durables & Apparel	150,614	5%	144,211	5%
Consumer Services	458,414	14%	401,187	15%
Diversified Financials	196,869	6%	200,485	8%
Energy	443,471	14%	417,589	16%
Food & Staples Retailing	3,753	0%	1,181	0%
Food, Beverage & Tobacco	10,203	0%	10,245	0%
Health Care Equipment & Services	131,554	4%	133,025	5%
Household & Personal Products	—	—	5,000	0%
Insurance	109,214	3%	86,466	3%
Materials	145,573	4%	138,777	5%
Media	130,159	4%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	79,176	2%	78,001	3%
Real Estate	8,102	0%	8,171	0%
Retailing	202,528	6%	194,817	7%
Software & Services	236,513	7%	181,024	7%
Technology Hardware & Equipment	157,640	5%	104,293	4%
Telecommunication Services	165,406	5%	129,704	5%
Transportation	24,155	1%	21,964	1%
Utilities	1,473	0%	1,471	0%

Total	$3,307,386	100%	$2,655,828	100%

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

As of March 31, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$2,641	$64
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,304,745	2,655,764

	$3,307,386	$2,655,828

The Company’s investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Sixteen senior secured loan investments, one senior secured bond investment and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near March 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Also, two equity/other investments which were traded on active public markets were valued at their closing price as of March 31, 2014 and two equity/other investments were valued by an independent third-party pricing service in the manner described above.

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

The following is a reconciliation for the three months ended March 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	1,421	1,327	1,206	18	22	—	3,994
Net realized gain (loss)	1,309	42	15	1,239	—	—	2,605
Net change in unrealized appreciation (depreciation)	768	4,195	6,601	10,330	2,450	2,990	27,334
Purchases	493,635	242,127	77,222	80,904	—	30,316	924,204
Paid-in-kind interest	39	1,403	—	—	—	—	1,442
Sales and redemptions	(153,791)	(80,769)	(1,319)	(70,160)	(4,559)	—	(310,598)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,611,474	$865,565	$287,652	$298,971	$180,013	$61,070	$3,304,745

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,609	$8,635	$6,487	$10,995	$2,450	$2,990	$34,166

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets valued by an independent valuation firm as of March 31, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at March 31, 2014(1) (Unaudited)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$930,614	Market Comparables	Market Yield (%)	7.3% - 10.8%	9.0%
Senior Secured Loans—Second Lien	$265,565	Market Comparables	Market Yield (%)	9.5% - 11.3%	10.5%
Senior Secured Bonds	$7,995	Market Comparables	Market Yield (%)	12.3% - 12.8%	12.5%
Collateralized Securities	$76,260	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	$38,798	Market Comparables	EBITDA Multiples (x)	6.0x - 11.5x	7.6x
			Production Multiples (Mmb/d)	$35,000.0 - $40,000.0	$37,500.0
			Proved Reserves Multiples (Mmboe)	$7.5 - $8.0	$7.8
			PV-10 Multiples (x)	1.3x - 1.4x	1.4x
	$9,824	Discounted Cash Flow	Discount Rate (%)	24.4% - 29.4%	26.9%
	$5,004	Option Valuation Model	Volatility (%)	61.5% - 61.5%	61.5%

(1)	Except as described below, the remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of March 31, 2014, which were provided by independent third-party pricing services and screened for validity by such services. One senior secured loan investment ($120,000) and one equity/other investment ($2,250), both of which were newly-issued and purchased near March 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. As of March 31, 2014, $65,015 of the senior secured loans—first lien investments and $70,443 of the senior secured loans—second lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2013(1)	Valuation Technique(2)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$686,413	Market Comparables	Market Yield (%)	8.3% - 10.8%	9.2%
Senior Secured Loans—Second Lien	$193,419	Market Comparables	Market Yield (%)	9.8% - 11.3%	10.5%
Senior Secured Bonds	$76,260	Market Comparables	Market Yield (%)	11.5% - 12.5%	12.0%
Equity/Other	$27,764	Market Comparables	EBITDA Multiples (x)	5.5x - 11.3x	7.7x
		Discounted Cash Flow	Discount Rate (%)	19.3% - 24.3%	21.8%
		Option Valuation Model	Volatility (%)	60.0% - 61.5%	60.8%

(1)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $65,015 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.
(2)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2014. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to 2.50%	$—	$250,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$—	$250,000	February 20, 2018

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

Pursuant to the financing arrangement, the assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

River to Cobbs Creek pursuant to an Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank, N.A., or Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

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

As of March 31, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of March 31, 2014 and December 31, 2013, Cobbs Creek’s liability under the JPM facility was $550,000, plus $1,986 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of March 31, 2014 and December 31, 2013, the fair value of assets held by Lehigh River was $1,213,100 and $1,217,548, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of March 31, 2014 and December 31, 2013, the fair value of assets held by Cobbs Creek was $372,526 and $345,492, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of March 31, 2014, $103 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Three Months Ended March 31,
	2014	2013
Direct interest expense	$4,469	$1,118
Amortization of deferred financing costs	10	10

Total interest expense	$4,479	$1,128

Cash paid for interest expense(1)	$4,568	$—
Average borrowings under the facility	$550,000	$136,209
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee of 0.50% per annum to the extent that the aggregate principal amount available under the Cooper River facility is not borrowed. Outstanding

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

borrowings under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of March 31, 2014 and December 31, 2013, $170,494 was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $1,033 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2014 and 2013, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2014	2013
Direct interest expense	$846	$4
Non-usage fees	37	—
Amortization of deferred financing costs	127	7

Total interest expense	$1,010	$11

Cash paid for interest expense(1)	$907	$—
Average borrowings under the facility(2)	$170,494	$14,194
Effective interest rate on borrowings	1.99%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	2.08%	2.08%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the facility for the three months ended March 31, 2013 are calculated since the inception date of the facility, or March 27, 2013.

Borrowings of Cooper River will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

The Company may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Wissahickon Creek or will receive fair market

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various sources. Wissahickon Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of its investment in Wissahickon Creek.

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning June 19, 2014, Wissahickon Creek will be subject to a non-usage fee to the extent the aggregate principal amount available under the facility has not been borrowed. The non-usage fee will equal 0.50% per annum on unborrowed amounts up to and including $25,000 and 2.00% on unborrowed amounts exceeding $25,000. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019. Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio.

As of March 31, 2014, no amounts were outstanding under the Wissahickon Creek facility. The Company incurred costs of $3,260 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $3,187 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2014, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$—
Non-usage fees	—
Amortization of deferred financing costs	73

Total interest expense	$73

Cash paid for interest expense(1)	$—
Average borrowings under the facility	$—
Effective interest rate on borrowings	—%
Weighted average interest rate (including the effect of non-usage fees)	—%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and will commence upon the earlier of (i) the date that the Company begins borrowing under the facility or (ii) June 19, 2014.

Borrowings of Wissahickon Creek will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

The Company may contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of its investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Darby Creek is subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the facility is not borrowed. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

As of March 31, 2014, no amounts were outstanding under the Darby Creek facility. The Company incurred costs of $1,934 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2014, $1,881 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2014, the components of total interest expense, cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

Three Months Ended March 31, 2014
Direct interest expense	$—
Non-usage fees	286
Amortization of deferred financing costs	53

Total interest expense	$339

Cash paid for interest expense(1)	$—
Average borrowings under the facility	$—
Effective interest rate on borrowings	—%
Weighted average interest rate (including the effect of non-usage fees)	—%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

Borrowings of Darby Creek will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 9. Commitments and Contingencies

The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FSIC II Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:
Net asset value, beginning of period	$9.39	$9.16
Results of operations(1)
Net investment income (loss)	0.17	0.62
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.10	0.27

Net increase (decrease) in net assets resulting from operations	0.27	0.89

Stockholder distributions(2)
Distributions from net investment income	(0.17)	(0.69)
Distributions from net realized gain on investments	—	(0.07)

Net decrease in net assets resulting from stockholder distributions	(0.17)	(0.76)

Capital share transactions
Issuance of common stock(3)	0.01	0.15
Repurchases of common stock(4)	—	—
Offering costs(1)	(0.01)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.10

Net asset value, end of period	$9.49	$9.39

Shares outstanding, end of period	304,898,490	254,572,096

Total return(5)	2.88%	10.81%

Ratio/Supplemental Data:
Net assets, end of period	$2,894,376	$2,390,985

Ratio of net investment income to average net assets(6)	1.77%	6.60%

Ratio of operating expenses to average net assets(6)	1.24%	5.46%
Ratio of expense recoupment payable to sponsor to average net assets(6)	—	0.15%

Ratio of total operating expenses to average net assets(6)	1.24%	5.61%

Portfolio turnover(7)	10.27%	46.38%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(4)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(5)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(6)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2014 are not annualized. The following is a schedule of supplemental ratios for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three Months Ended March 31, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.22%	0.45%
Ratio of subordinated income incentive fees to average net assets	—	0.65%
Ratio of interest expense to average net assets	0.22%	0.89%

(7)	Portfolio turnover for the three months ended March 31, 2014 is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Investment Corporation II.

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

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, GDFM or any of their affiliates;

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In March 2014, we closed our continuous public offering of shares of common stock to new investors.

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured specifically for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders and collateralized loan obligations, or CLOs.

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

In addition, our relationship with GSO Capital Partners LP, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

The senior secured and second lien secured loans in which we invest generally have stated terms of three to seven years and any subordinated debt investments that we make generally will have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The loans in which we invest may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services). We also invest in non-rated debt securities.

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on June 13, 2013. We may, however, elect to utilize a total return swap in the future.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions” for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of March 31, 2014 and December 31, 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee.

Portfolio Investment Activity for the Three Months Ended March 31, 2014 and for the Year Ended December 31, 2013

During the three months ended March 31, 2014, we made investments in portfolio companies totaling $927,056. During the same period, we sold investments for proceeds of $129,299 and received principal repayments of $181,299. As of March 31, 2014, our investment portfolio, with a total fair value of $3,307,386, consisted of interests in 205 portfolio companies (49% in first lien senior secured loans, 26% in second lien senior secured loans, 9% in senior secured bonds, 9% in subordinated debt, 5% in collateralized securities and 2% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $262.9 million. As of March 31, 2014, the investments in our portfolio were purchased at a weighted average price of 98.3% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 47.0% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.3% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular weekly cash distribution rate of $0.0145 per share as of March 31, 2014 and our last offered price of $10.60 per share, the annualized distribution rate to stockholders as of March 31, 2014 was 7.11%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Based on our regular weekly cash distribution rate of $0.0145 per share as of December 31, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2014 and the year ended December 31, 2013:

Net Investment Activity	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Purchases	$927,056	$2,838,032
Sales and Redemptions	(310,598)	(711,652)

Net Portfolio Activity	$616,458	$2,126,380

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$493,635	53%	$1,417,796	50%
Senior Secured Loans—Second Lien	242,127	26%	773,919	27%
Senior Secured Bonds	77,222	8%	192,607	7%
Subordinated Debt	80,904	9%	273,078	9%
Collateralized Securities	—	—	160,445	6%
Equity/Other	33,168	4%	20,187	1%

Total	$927,056	100%	$2,838,032	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,591,946	$1,611,474	49%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	848,955	865,565	26%	684,825	697,240	26%
Senior Secured Bonds	295,699	287,652	9%	218,575	203,927	8%
Subordinated Debt	290,307	298,971	9%	278,306	276,640	10%
Collateralized Securities	167,728	180,013	5%	172,265	182,100	7%
Equity/Other	56,833	63,711	2%	23,665	27,828	1%

	$3,251,468	$3,307,386	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	March 31, 2014	December 31, 2013
Number of Portfolio Companies	205	179
% Variable Rate (based on fair value)	74.6%	74.0%
% Fixed Rate (based on fair value)	22.1%	24.9%
% Income Producing Equity or Other Investments (based on fair value)	0.2%	0.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.1%	0.8%
Average Annual EBITDA of Portfolio Companies	$262,900	$242,100
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.3%	98.0%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.3%	9.5%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2014 and the year ended December 31, 2013:

New Direct Originations	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Total Commitments (including Unfunded Commitments)	$557,532	$1,116,128
Exited Investments (including partial paydowns)	(56,560)	(127,809)

Net Direct Originations	$500,972	$988,319

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
New Direct Originations by Asset Class	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$363,000	65%	$776,998	70%
Senior Secured Loans—Second Lien	160,443	29%	239,500	21%
Senior Secured Bonds	9,750	2%	—	—
Subordinated Debt	—	—	—	—
Collateralized Securities	—	—	76,260	7%
Equity/Other	24,339	4%	23,370	2%

Total	$557,532	100%	$1,116,128	100%

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Average New Direct Origination Commitment Amount	$79,647	$65,655
Weighted Average Maturity for New Direct Originations	7/8/20	12/18/18
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	8.7%	10.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.2%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	10.9%	18.2%

Characteristics of All Direct Originations held in Portfolio	March 31, 2014	December 31, 2013
Number of Portfolio Companies	21	16
Average Annual EBITDA of Portfolio Companies	$40,300	$32,100
Average Leverage through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	6.3x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.5%	9.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,398,857	42%	$961,269	36%
Opportunistic	780,978	24%	765,748	29%
Broadly Syndicated/Other	1,127,551	34%	928,811	35%

Total	$3,307,386	100%	$2,655,828	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$168,663	5%	$53,195	2%
Capital Goods	433,830	13%	199,070	8%
Commercial & Professional Services	50,076	2%	44,881	2%
Consumer Durables & Apparel	150,614	5%	144,211	5%
Consumer Services	458,414	14%	401,187	15%
Diversified Financials	196,869	6%	200,485	8%
Energy	443,471	14%	417,589	16%
Food & Staples Retailing	3,753	0%	1,181	0%
Food, Beverage & Tobacco	10,203	0%	10,245	0%
Health Care Equipment & Services	131,554	4%	133,025	5%
Household & Personal Products	—	—	5,000	0%
Insurance	109,214	3%	86,466	3%
Materials	145,573	4%	138,777	5%
Media	130,159	4%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	79,176	2%	78,001	3%
Real Estate	8,102	0%	8,171	0%
Retailing	202,528	6%	194,817	7%
Software & Services	236,513	7%	181,024	7%
Technology Hardware & Equipment	157,640	5%	104,293	4%
Telecommunication Services	165,406	5%	129,704	5%
Transportation	24,155	1%	21,964	1%
Utilities	1,473	0%	1,471	0%

Total	$3,307,386	100%	$2,655,828	100%

As of March 31, 2014, we did not “control” and were not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014, we had five senior secured loan investments with aggregate unfunded commitments of $135,458 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $3,076. As of December 31, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$47,728	2%	$86,131	3%
2	2,983,604	90%	2,286,820	86%
3	223,260	7%	269,660	10%
4	40,263	1%	13,217	1%
5	12,531	0%	—	—

	$3,307,386	100%	$2,655,828	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

We generated investment income of $81,065 and $16,973 for the three months ended March 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio. Such revenues represent $75,629 and $15,550 of cash income earned as well as $5,436 and $1,423 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. The level of income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our continuous public offering in March 2014.

Expenses

Our total operating expenses were $33,365 and $11,596 for the three months ended March 31, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of

$17,641 and $4,985 for the three months ended March 31, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $1,374 and $461 for the three months ended March 31, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,934 and $3,859, respectively, based on the performance of our portfolio, of which $5,934 and $3,680, respectively, was based on unrealized gains and $0 and $179, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $5,901 and $1,144 for the three months ended March 31, 2014 and 2013, respectively, in connection with our financing arrangements. For the three months ended March 31, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $317 and $89, respectively, and fees and expenses incurred with our stock transfer agent totaled $850 and $435, respectively. Fees for our board of directors were $179 and $146 for the three months ended March 31, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $1,169 and $477 for the three months ended March 31, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended March 31,
	2014	2013
Expenses associated with our independent audit and related fees	$121	$78
Compensation of our chief compliance officer	30	11
Legal fees	197	200
Printing fees	249	107
Other	572	81

Total	$1,169	$477

During the three months ended March 31, 2014 and 2013, the ratio of our operating expenses to our average net assets was 1.24% and 1.65%, respectively. During the three months ended March 31, 2013, the ratio of our total operating expenses to our average net assets, which includes $2,041 of expense recoupments payable to Franklin Square Holdings, was 1.94%. During the three months ended March 31, 2014 and 2013, the ratio of our total operating expenses to average net assets included $5,901 and $1,144, respectively, related to interest expense and $5,934 and $3,859, respectively, related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.80% and 1.23% for the three months ended March 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the three months ended March 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of March 31, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement”.

Net Investment Income

Our net investment income totaled $47,700 ($0.17 per share) and $3,336 ($0.04 per share) for the three months ended March 31, 2014 and 2013, respectively. The increase in net investment income on a per share basis can be attributed to, among other things, the increase in the number of directly originated transactions and better economies of scale during the three months ended March 31, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $129,299 and $181,299, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $2,605. During the three months ended March 31, 2014, we realized a net gain of $4 from settlements on foreign currency. We sold investments and received principal repayments of $47,256 and $44,323, respectively, during the three months ended March 31, 2013, from which we realized net gains of $848. During the three months ended March 31, 2013, we earned $7,263 from periodic net settlement payments on our TRS, which are reflected as realized gains, and realized a net loss of $59 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $27,059 and the net change in unrealized gain (loss) on foreign currency was $0. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2014 was primarily driven by the performance of certain of our senior secured bond and subordinated debt investments. For the three months ended March 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $12,476, the net change in unrealized appreciation (depreciation) on our TRS was $3,971 and the net change in unrealized gain (loss) on foreign currency was $120. The net change in unrealized appreciation (depreciation) on our investments and our TRS during the three months ended March 31, 2013 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2014 and 2013, the net increase in net assets resulting from operations was $77,368 ($0.27 per share) and $27,955 ($0.37 per share), respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, we had $368,277 in cash, which we held in a custodial account, and $529,506 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of March 31, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to 2.50%	$—	$250,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$—	$250,000	February 20, 2018

For additional information regarding our outstanding financing facilities as of March 31, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of May 12, 2014, we had sold a total of 306,391,791 shares of common stock and raised total gross proceeds of $3,150,710, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

During the three months ended March 31, 2014, we sold 50,461,488 shares of our common stock for gross proceeds of $522,744 at an average price per share of $10.36. The gross proceeds received during the three months ended March 31, 2014 include reinvested stockholder distributions of $35,865 for which we issued 3,781,436 shares of common stock. During the three months ended March 31, 2014, we also incurred offering costs of $1,686 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $44,484 for the three months ended March 31, 2014. These sales commissions and fees include $8,821 retained by FS2, which served as the dealer manager for our continuous public offering.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On April 1, 2014, we repurchased 372,394 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.54 per share for aggregate consideration totaling $3,553.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of May 12, 2014, we had sold an aggregate of 3,272,745 shares of common stock for aggregate gross proceeds of $29,912 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Prior to the closing of our continuous public offering, in March 2014 we authorized and declared ordinary cash distributions on a weekly or semi-monthly basis and paid such distributions on a monthly basis. In connection with the closing of our continuous public offering, we expect to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions.We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities, and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2014 and 2013 represented a return of capital.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
Fiscal 2014
March 31, 2014	$0.1740	$49,274

On April 2, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on April 30, 2014 to stockholders of record on April 29, 2014. On May 6, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on May 30, 2014 to stockholders of record on May 29, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the three months ended March 31, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the three months ended March 31, 2013. During the three months ended March 31, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	49,274	100%	13,016	88%
Short-term capital gains proceeds from the sale of assets	—	—	1,775	12%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$49,274	100%	$14,791	100%

(1)	During the three months ended March 31, 2014 and 2013, 93.3% and 91.6%, respectively, of our gross investment income was attributable to cash interest earned, 4.9% and 8.4%, respectively, was attributable to non-cash accretion of discount and 1.8% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2014 and 2013 was $52,415 and $13,275, respectively. As of March 31, 2014 and December 31, 2013, we had $14,908 and $7,638, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2014 and 2013.

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

Our investments as of March 31, 2014 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Sixteen senior secured loan investments, one senior secured bond investment and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One senior secured loan investment and one equity/other investment, both of which were newly-issued and purchased near March 31, 2014, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Also, two equity/other investments which were traded on active public markets were valued at their closing price as of March 31, 2014 and two equity/other investments were valued by an independent third-party pricing service in the manner described above.

Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments, and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

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

Capital Gains Incentive Fee

Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which was terminated on June 13, 2013) as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the Staff informed us that it is their interpretation of the applicable language in the Advisers Act that we should “look through” the TRS in calculating our capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended March 31, 2014 and 2013, we incurred $17,641 and $4,985, respectively, in base management fees and $1,374 and $461, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,934 and $3,859, respectively, based on the performance of our portfolio, of which $5,934 and $3,680, respectively, was based on unrealized gains and $0 and $179, respectively, was based on realized gains. As of December 31, 2013, we had accrued capital gains incentive fees payable to FSIC II Advisor of $9,234 based on the performance of our portfolio, all of which was based on unrealized gains. We did not pay any capital gains incentive fees to FSIC II Advisor during the three months ended March 31, 2014. As of March 31, 2014, we had accrued capital gains incentive fees of $15,168, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM facility and the Cooper River facility at March 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Cooper River(2)	$170,494	—	$170,494	—	—

(1)	At March 31, 2014, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At March 31, 2014, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of March 31, 2014, no amounts were outstanding under the Wissahickon Creek facility or the Darby Creek facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, we satisfied the minimum offering requirement. During the three months ended March 31, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three months ended March 31, 2014 and 2013:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,641	$4,985
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$5,934	$3,859
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,374	$461
FS2	Dealer Manager Agreement	Dealer Manager Fee(4)	$8,821	$6,817

(1)	During the three months ended March 31, 2014 and 2013, $15,013 and $0, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2014, $17,641 in base management fees were payable to FSIC II Advisor.

(2)

During the three months ended March 31, 2014 and 2013, we accrued capital gains incentive fees of $5,934 and $3,859, respectively, based on the performance of our portfolio, of which $5,934 and $3,680, respectively, was based on unrealized gains and $0 and $179, respectively, was based on realized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor

voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We did not pay any capital gains incentive fees to FSIC II Advisor during the three months ended March 31, 2014 or 2013. As of March 31, 2014, we had accrued capital gains incentive fees of $15,168 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the three months ended March 31, 2014 and 2013, $1,288 and $390, respectively, of the administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $214 and $176 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2014 and 2013, respectively.

(4)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our related party transactions and relationships, including potential conflicts of interest, our exemptive relief order and our expense reimbursement arrangement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 74.6% of our portfolio investments (based on fair value) paid variable interest rates, 22.1% paid fixed interest rates, 3.1% were non-income producing equity or other investments and the remainder (0.2%) were income-producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, the Wissahickon Creek facility and the Darby Creek facility, Cooper River, Wissahickon Creek and Darby Creek, respectively, borrow at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in our investment portfolio and borrowing arrangements in effect as of March 31, 2014 (dollar amounts are presented in thousands):

LIBOR Basis Point Change	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(213)	$(354)	$141	0.1%
Current LIBOR	—	—	—	—
Up 100 basis points	3,004	1,416	1,588	0.6%
Up 300 basis points	50,536	4,248	46,288	16.5%
Up 500 basis points	99,171	7,080	92,091	32.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2014	135,094	$9.45	135,094	(1)
February 1 to February 28, 2014	—	—	—	—
March 1 to March 31, 2014	—	—	—	—

Total	135,094	$9.45	135,094	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgment (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.37	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2014.

FS INVESTMENT CORPORATION II

By:	/S/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM GOEBEL
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)