Form 10-Q
period 2014-06-30
FS Investment Corp II
filed 2014-08-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 308,179,780 shares of common stock outstanding as of August 12, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$3,673,278 and $2,626,969, respectively)	$3,763,944	$2,655,828
Cash	349,898	581,632
Receivable for investments sold and repaid	41,111	52,817
Interest receivable	43,680	29,855
Receivable for common stock purchased	—	532
Deferred financing costs	6,387	1,273
Prepaid expenses and other assets	121	30

Total assets	$4,205,141	$3,321,967

Liabilities
Payable for investments purchased	$123,906	$163,785
Repurchase agreement payable(1)	550,000	550,000
Credit facilities payable	513,994	170,494
Stockholder distributions payable	19,269	17,826
Management fees payable	19,849	15,013
Accrued capital gains incentive fees(2)	21,555	9,234
Subordinated income incentive fees payable(2)	9,679	—
Administrative services expense payable	1,888	571
Interest payable	4,472	2,858
Directors’ fees payable	223	183
Other accrued expenses and liabilities	2,082	1,018

Total liabilities	1,266,917	930,982

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 306,677,823 and 254,572,096 shares issued and outstanding, respectively	307	255
Capital in excess of par value	2,856,162	2,363,943
Accumulated undistributed net realized gains on investments and gain/loss on foreign currency(4)	7,707	7,911
Accumulated distributions in excess of net investment income(4)	(16,608)	(9,983)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	90,656	28,859

Total stockholders’ equity	2,938,224	2,390,985

Total liabilities and stockholders’ equity	$4,205,141	$3,321,967

Net asset value per share of common stock at period end	$9.58	$9.39

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income
Interest income	$80,066	$26,896	$148,650	$42,276
Fee income	18,924	1,330	31,405	2,923
Dividend income	526	—	526	—

Total investment income	99,516	28,226	180,581	45,199

Operating expenses
Management fees	19,849	7,595	37,490	12,580
Capital gains incentive fees(1)	6,387	(2,839)	12,321	1,020
Subordinated income incentive fees(1)	9,679	—	9,679	—
Administrative services expenses	1,216	644	2,590	1,105
Stock transfer agent fees	850	612	1,700	1,047
Accounting and administrative fees	350	131	667	220
Interest expense	7,252	1,967	13,153	3,111
Directors’ fees	279	157	458	303
Other general and administrative expenses	1,101	677	2,270	1,154

Operating expenses	46,963	8,944	80,328	20,540
Add: Expense recoupment to sponsor(2)	—	—	—	2,041

Total operating expenses	46,963	8,944	80,328	22,581

Net investment income (loss)	52,553	19,282	100,253	22,618

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(2,815)	811	(210)	1,659
Net realized gain (loss) on total return swap(3)	—	12,426	—	19,689
Net realized gain (loss) on foreign currency	2	(41)	6	(100)
Net change in unrealized appreciation (depreciation) on investments	34,748	(13,734)	61,807	(1,258)
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	(9,612)	—	(5,641)
Net change in unrealized gain (loss) on foreign currency	(10)	30	(10)	150

Total net realized and unrealized gain (loss) on investments	31,925	(10,120)	61,593	14,499

Net increase (decrease) in net assets resulting from operations	$84,478	$9,162	$161,846	$37,117

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.28	$0.08	$0.55	$0.39

Weighted average shares outstanding	305,302,628	116,647,055	293,671,272	96,371,312

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operations
Net investment income (loss)	$100,253	$22,618
Net realized gain (loss) on investments, total return swap and foreign currency(1)	(204)	21,248
Net change in unrealized appreciation (depreciation) on investments	61,807	(1,258)
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(5,641)
Net change in unrealized gain (loss) on foreign currency	(10)	150

Net increase (decrease) in net assets resulting from operations	161,846	37,117

Stockholder distributions(2)
Distributions from net investment income	(106,878)	(26,613)
Distributions from net realized gain on investments	—	(10,825)

Net decrease in net assets resulting from stockholder distributions	(106,878)	(37,438)

Capital share transactions
Issuance of common stock(3)	442,395	739,199
Reinvestment of stockholder distributions(3)	56,392	16,436
Repurchases of common stock(3)	(4,830)	(712)
Offering costs	(1,686)	(2,800)

Net increase in net assets resulting from capital share transactions	492,271	752,123

Total increase in net assets	547,239	751,802
Net assets at beginning of period	2,390,985	527,727

Net assets at end of period	$2,938,224	$1,279,529

Accumulated distributions in excess of net investment income(2)	$(16,608)	$(7,477)

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$161,846	$37,117
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,755,780)	(1,100,342)
Paid-in-kind interest	(3,797)	(51)
Proceeds from sales and repayments of investments	720,033	195,909
Net realized (gain) loss on investments	210	(1,659)
Net change in unrealized (appreciation) depreciation on investments	(61,807)	1,258
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	5,641
Accretion of discount	(6,975)	(3,412)
Amortization of deferred financing costs	761	165
(Increase) decrease in due from counterparty	—	97,441
(Increase) decrease in receivable for investments sold and repaid	11,706	(7,960)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	1,635
(Increase) decrease in interest receivable	(13,825)	(18,377)
(Increase) decrease in receivable due on total return swap(1)	—	396
(Increase) decrease in prepaid expenses and other assets	(91)	49
Increase (decrease) in payable for investments purchased	(39,879)	103,674
Increase (decrease) in management fees payable	4,836	5,128
Increase (decrease) in accrued capital gains incentive fees	12,321	542
Increase (decrease) in subordinated income incentive fees payable	9,679	—
Increase (decrease) in administrative services expense payable	1,317	387
Increase (decrease) in interest payable	1,614	707
Increase (decrease) in directors’ fees payable	40	177
Increase (decrease) in other accrued expenses and liabilities	1,064	157

Net cash used in operating activities	(956,727)	(681,418)

Cash flows from financing activities
Issuance of common stock	442,927	739,596
Reinvestment of stockholder distributions	56,392	16,436
Repurchases of common stock	(4,830)	(712)
Offering costs	(1,686)	(2,800)
Stockholder distributions	(105,435)	(32,312)
Borrowings under credit facilities(3)	343,500	100,194
Borrowings under repurchase agreement(4)	—	76,500
Deferred financing costs paid	(5,875)	(1,557)

Net cash provided by financing activities	724,993	895,345

Total increase (decrease) in cash	(231,734)	213,927
Cash at beginning of period	581,632	107,157

Cash at end of period	$349,898	$321,084

Supplemental disclosure
Local and excise taxes paid	$352	$—

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2014 and 2013, the Company paid $1,791 and $0, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the six months ended June 30, 2014 and 2013, the Company paid $8,987 and $2,239, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—62.8%
A.T. Cross Co.	(e)(g)	Retailing	L+825		9/6/19	$36,723	$36,723	$36,355
A.T. Cross Co.	(p)	Retailing	L+825		9/6/19	20,000	20,000	19,800
Air Medical Group Holdings, Inc.	(g)	Health Care Equipment & Services	L+400	1.0%	6/30/18	5,451	5,532	5,478
Alon USA Partners, L.P.	(e)(l)	Energy	L+800	1.3%	11/26/18	4,104	3,938	4,279
Alvogen Pharma US, Inc.	(g)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,183	9,136	9,378
American Tire Distributors, Inc.	(g)	Automobiles & Components	L+475	1.0%	6/1/18	1,287	1,284	1,298
AP Exhaust Acquisition, LLC	(e)(h)(i)	Automobiles & Components	L+775	1.5%	1/16/21	155,000	155,000	155,000
Apex Tool Group, LLC	(i)	Capital Goods	L+325	1.3%	1/31/20	5,273	5,251	5,220
ARG IH Corp.	(h)	Consumer Services	L+400	1.0%	11/15/20	1,393	1,390	1,403
Ascend Learning, LLC	(i)(k)	Software & Services	L+500	1.0%	7/26/19	3,934	3,917	3,988
Ascension Insurance, Inc.	(e)(f)	Insurance	L+825	1.3%	3/5/19	79,038	77,841	78,247
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,671	7,695	7,758
Attachmate Corp.	(g)(h)	Software & Services	L+575	1.5%	11/22/17	6,724	6,784	6,794
Avaya Inc.	(i)	Technology Hardware & Equipment	L+450		10/26/17	3,965	3,742	3,891
Azure Midstream Energy LLC	(g)	Energy	L+550	1.0%	11/15/18	4,388	4,328	4,434
BlackBrush TexStar L.P.	(e)(g)	Energy	L+650	1.3%	6/4/19	16,333	16,217	16,511
Boomerang Tube, LLC	(e)	Energy	L+950	1.5%	10/11/17	4,563	4,462	4,152
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,414	3,481
BRG Sports, Inc.	(g)(h)	Retailing	L+550	1.0%	4/15/21	5,870	5,755	5,936
Cadillac Jack, Inc.	(e)(g)(h)(i)(l)	Consumer Services	L+850	1.0%	5/15/19	164,375	162,424	164,375
Caesars Entertainment Operating Co.	(k)(l)	Consumer Services	L+425		1/26/18	16,524	15,588	15,292
Caesars Entertainment Operating Co.	(k)(l)	Consumer Services	L+525		1/28/18	16,617	15,771	15,542
Caesars Entertainment Operating Co.	(l)	Consumer Services	L+750	2.0%	10/31/16	4,328	4,378	4,355
Caesars Entertainment Operating Co.	(e)(g)(i)(j)(k)(l)	Consumer Services	L+875	1.0%	3/1/17	68,921	68,404	68,111
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	L+600	1.0%	10/11/20	58,798	55,534	59,257
Cengage Learning, Inc.	(g)(j)	Media	L+600	1.0%	3/6/20	5,392	5,366	5,460
Clear Channel Communications, Inc.	(e)	Media	L+365		1/29/16	6,156	5,453	6,124
Community Health Systems, Inc.	(g)(l)	Health Care Equipment & Services	L+325	1.0%	1/17/21	4,020	4,001	4,048
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	41,000	41,577	42,230
CoSentry.Net, LLC	(f)	Software & Services	L+800	1.3%	12/31/19	54,228	54,228	55,041
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,593	5,569	5,692
Cumulus Media Inc.	(h)(l)	Media	L+325	1.0%	12/23/20	3,872	3,836	3,891
DAE Aviation Holdings, Inc.	(h)(i)(l)	Capital Goods	L+400	1.0%	11/2/18	3,895	3,886	3,942
Del Monte Foods Consumer Products, Inc.	(i)(l)	Food, Beverage & Tobacco	L+325	1.0%	12/6/20	2,802	2,789	2,792

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Drew Marine Group Inc.	(h)(l)	Energy	L+350	1.0%	11/19/20	$2,653	$2,650	$2,668
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,200	7,072	7,326
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,364	4,276	4,420
EquiPower Resources Holdings, LLC	(g)	Utilities	L+325	1.0%	12/21/18	1,461	1,489	1,473
ERC Ireland Holdings Ltd.	(l)	Telecommunication Services	EURIBOR+450		9/30/19	€9,928	7,856	13,328
Extreme Reach, Inc.	(g)	Media	L+575	1.0%	1/24/20	$2,889	2,849	2,929
FairPoint Communications, Inc.	(e)(h)(l)	Telecommunication Services	L+625	1.3%	2/14/19	21,602	21,769	22,416
Filtration Group Corp.	(h)	Energy	L+350	1.0%	11/20/20	2,437	2,425	2,460
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,189	4,170	4,216
FR Utility Services LLC	(g)(k)	Energy	L+575	1.0%	10/18/19	5,584	5,543	5,647
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,009	2,032	2,018
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	4,696	4,673	4,733
ILC Industries, LLC	(g)	Capital Goods	L+650	1.5%	7/11/18	4,575	4,563	4,587
Industrial Group Intermediate Holdings, LLC	(h)(i)	Materials	L+800	1.3%	5/31/20	84,785	84,785	84,785
Industry City TI Lessor, L.P.	(e)	Real Estate	10.3%		6/30/26	9,700	9,700	9,700
Internap Network Services Corp.	(g)(l)	Software & Services	L+500	1.0%	11/26/19	9,950	9,860	10,006
Intralinks, Inc.	(g)(h)(l)	Software & Services	L+525	2.0%	2/24/19	24,938	24,705	24,969
Intrawest Operations Group, LLC	(i)	Consumer Services	L+450	1.0%	12/9/20	7,463	7,393	7,593
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	21,600	21,439	22,680
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	1,765	1,752	1,765
Kanders C3 Holdings, LLC	(p)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,204
Lantiq Deutschland GmbH	(e)(l)	Software & Services	L+900	2.0%	11/16/15	1,521	1,462	1,513
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,354	7,289	7,520
MB Precision Holdings LLC	(e)(h)(i)	Capital Goods	L+725	1.3%	1/23/20	62,685	62,685	62,685
MMI International Ltd.	(g)(l)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	6,518	6,362	6,453
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,849	2,865	2,874
MModal Inc.	(e)(g)(m)	Health Care Equipment & Services	Prime+575		8/16/19	15,768	15,467	12,496
MModal Inc.	(p)	Health Care Equipment & Services	L+795	1.5%	8/28/14	2,891	2,891	2,877
Mood Media Corp.	(g)(l)	Media	L+600	1.0%	5/1/19	1,817	1,799	1,822
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,900	12,209
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,504	5,722
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,072	2,083	2,090

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	$3,886	$3,853	$4,037
New Star Metals Inc.	(e)(g)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	110,325	110,325	110,325
Nexeo Solutions, LLC	(h)(i)	Capital Goods	L+350	1.5%	9/8/17	2,446	2,438	2,452
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+814	1.3%	9/10/19	75,000	75,000	75,000
Opal Acquisition, Inc.	(h)(i)	Consumer Services	L+400	1.0%	11/27/20	10,891	10,811	10,933
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	3,818	3,817	3,921
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	2,000	2,015	2,050
Payless ShoeSource, Inc.	(g)	Consumer Durables & Apparel	L+400	1.0%	3/5/21	5,359	5,333	5,382
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	9,975	9,784	10,075
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/22/21	723	719	723
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	32,256	32,256	32,901
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,981	3,001	2,988
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,176	1,165	1,152
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	18,000	17,647	18,180
Sheridan Holdings, Inc.	(h)	Health Care Equipment & Services	L+350	1.0%	6/29/18	3,697	3,680	3,703
Sirius Computer Solutions, Inc.	(e)	Software & Services	L+575	1.3%	12/7/18	7,519	7,461	7,632
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/15/19	43,856	43,273	42,760
Sorenson Communications, Inc.	(e)(g)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	102,010	101,514	104,625
Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,878	7,839
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,265	7,210	7,320
Stallion Oilfield Holdings, Inc.	(e)(g)	Energy	L+675	1.3%	6/19/18	9,671	9,590	9,827
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,987	19,987	19,987
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,443	6,355	6,490
ThermaSys Corp.	(g)(k)	Capital Goods	L+400	1.3%	5/3/19	5,000	5,003	4,996
Tri-Northern Acquisition, Inc.	(e)(f)(g)	Retailing	L+800	1.3%	7/1/19	89,053	89,053	90,389
Tri-Northern Acquisition, Inc.	(p)	Retailing	L+800	1.3%	7/1/19	18,621	18,621	18,900
U.S. Xpress Enterprises, Inc.	(e)(h)(i)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	95,000	95,000	95,000
UTEX Industries, Inc.		Energy	L+400	1.0%	5/21/21	1,154	1,148	1,170

Total Senior Secured Loans—First Lien							1,876,662	1,898,496
Unfunded Loan Commitments							(51,716)	(51,716)

Net Senior Secured Loans—First Lien							1,824,946	1,846,780

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—36.9%
Accellent Inc.		Health Care Equipment & Services	L+650	1.0%	2/21/22	$8,814	$8,793	$8,770
Advantage Sales & Marketing Inc.	(f)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	473
Alison US LLC	(g)(k)(l)	Utilities	L+850	1.0%	6/17/22	4,444	4,267	4,350
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,421	3,514
American Energy—Utica, LLC	(e)(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	103,744	103,744	105,301
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	70,444	70,444	71,500
AssuredPartners, Inc.		Insurance	L+675	1.0%	3/31/22	7,000	6,932	7,031
Asurion, LLC		Insurance	L+750	1.0%	3/3/21	15,957	15,726	16,586
Attachmate Corp.	(e)	Software & Services	L+950	1.5%	11/22/18	20,919	20,940	21,233
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,633	3,670
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,515	2,728
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	601	631
BRG Sports, Inc.		Retailing	L+925	1.0%	4/15/22	12,500	12,192	12,625
Camp International Holding Co.	(g)	Capital Goods	L+725	1.0%	11/29/19	1,106	1,106	1,137
Capital Automotive L.P.	(g)	Real Estate	L+500	1.0%	4/30/20	7,895	7,861	8,089
Catalina Marketing Corp.		Media	L+675	1.0%	4/1/22	10,000	9,927	10,025
Centaur Acquisition, LLC		Consumer Services	L+750	1.3%	2/20/20	15,585	15,882	15,897
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,651	30,300
CHG Buyer Corp.	(e)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,661	5,864
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,236	2,315
Citrus Energy Appalachia, LLC	(e)	Energy	L+850	1.3%	7/26/18	15,392	14,979	15,430
Colouroz Investment 2 LLC	(i)(k)(l)	Consumer Durables & Apparel	L+725	1.0%	5/2/22	5,714	5,671	5,769
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,672	16,949
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,797	7,739
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,930	5,056
DAE Aviation Holdings, Inc.	(l)	Capital Goods	L+675	1.0%	7/30/19	18,750	18,572	19,125
Del Monte Foods Consumer Products, Inc.	(l)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,301	3,282
Devix US, Inc.		Health Care Equipment & Services	L+700	1.0%	5/2/22	1,364	1,350	1,372
Drew Marine Group Inc.	(l)	Energy	L+700	1.0%	5/19/21	2,500	2,494	2,538
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,426	25,547
Extreme Reach, Inc.		Media	L+950	1.0%	1/24/21	10,000	9,810	10,225
Filtration Group Corp.		Energy	L+725	1.0%	11/21/21	5,158	5,174	5,289
Flexera Software LLC		Software & Services	L+700	1.0%	4/2/21	10,000	9,952	10,038
Ikaria Acquisition Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+775	1.0%	2/14/22	5,000	4,964	5,098
ILC Industries, LLC	(f)	Capital Goods	L+1000	1.5%	7/11/19	3,024	2,879	2,979
Inmar Acquisition Sub, Inc.		Software & Services	L+700	1.0%	1/27/22	2,830	2,803	2,814
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	9,914	9,921	10,347

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	$62,500	$62,500	$62,500
LM U.S. Member LLC	(e)	Transportation	L+825	1.3%	10/26/20	15,137	15,216	15,289
Mitchell International, Inc.		Software & Services	L+750	1.0%	10/11/21	10,000	10,238	10,233
Neff Rental LLC		Capital Goods	L+625	1.0%	6/9/21	14,493	14,421	14,484
Onex Carestream Finance L.P.	(e)(f)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,435	9,271	9,659
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,769	14,784
Paw Luxco II Sarl	(l)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,025	7,429
Payless ShoeSource, Inc.		Consumer Durables & Apparel	L+750	1.0%	3/4/22	$14,092	13,955	14,136
Peak 10, Inc.	(j)(k)	Software & Services	L+725	1.0%	6/17/22	5,500	5,445	5,511
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	5,438	5,398	5,519
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,878	9,105
Printpack Holdings, Inc.	(e)(i)	Consumer Durables & Apparel	L+875	1.0%	5/28/21	60,000	58,811	60,300
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,847	81,600
Redtop Acquisitions Ltd.	(l)	Consumer Services	L+725	1.0%	5/22/21	7,481	7,394	7,706
Renaissance Learning, Inc.		Software & Services	L+700	1.0%	4/11/22	12,857	12,731	12,849
Road Infrastructure Investment, LLC		Consumer Services	L+675		9/21/21	7,759	7,721	7,733
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,892	1,945
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,965	4,066
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,063
Sheridan Holdings, Inc.		Health Care Equipment & Services	L+725	1.0%	12/20/21	10,784	10,733	11,054
StoneRiver Group, L.P.	(f)	Software & Services	L+725	1.3%	5/30/20	6,618	6,589	6,663
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/2/21	7,000	6,932	7,028
Templar Energy LLC	(h)	Energy	L+700	1.0%	11/25/20	19,231	18,870	19,135
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,395	28,770
TNS, Inc.	(f)(h)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	50,981	52,032
Travelport LLC	(f)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,194	5,285
Travelport LLC	(e)(i)	Consumer Services	4.0%, 4.4% PIK (4.4% Max PIK)		12/1/16	8,398	7,592	8,503
TriZetto Group, Inc.	(e)	Software & Services	L+725	1.3%	3/28/19	12,558	12,519	12,652
Ultima US Holdings LLC	(l)	Capital Goods	L+850	1.0%	12/31/20	57,000	55,976	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,455	2,538
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	1,909	1,900	1,935
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	13,000
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,369	18,202	18,507
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	849
Wencor Group, LLC	(g)(k)	Capital Goods	L+675	1.0%	6/19/22	4,200	4,263	4,246
Winebow Holdings, Inc.	(g)(k)	Retailing	L+750	1.0%	1/2/22	2,775	2,755	2,781
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,955	5,050

Total Senior Secured Loans—Second Lien							1,063,373	1,084,435

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—8.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	$35,500	$31,504	$25,738
Allen Systems Group, Inc.	(f)(m)(q)	Software & Services	10.5%		11/15/16	14,225	10,243	7,539
Altice Financing S.A.	(j)(l)	Media	7.8%		5/15/22	7,000	7,000	7,508
Aspect Software, Inc.	(j)	Software & Services	10.6%		5/15/17	6,005	6,321	6,343
Avaya Inc.	(e)(j)	Technology Hardware & Equipment	7.0%		4/1/19	14,500	13,944	14,554
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	6,500	6,479	6,768
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	60,000	60,716	64,825
CEVA Group Plc	(j)(l)	Transportation	9.0%		9/1/21	2,000	2,000	2,065
Clear Channel Communications, Inc.	(e)	Media	9.0%		12/15/19	1,844	1,720	1,970
Erickson Air-Crane Inc.	(e)(l)	Capital Goods	8.3%		5/1/20	13,312	13,068	13,778
FourPoint Energy, LLC	(f)	Energy	8.5%		12/31/20	14,625	12,790	12,651
Global A&T Electronics Ltd.	(f)(l)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	7,763
Greektown Holdings, LLC.	(j)	Consumer Services	8.9%		3/15/19	3,000	3,000	3,065
Guitar Center, Inc.	(j)	Retailing	6.5%		4/15/19	7,000	6,929	6,904
JW Aluminum Co.	(e)(f)	Materials	11.5%		11/15/17	17,550	17,525	17,967
Logan’s Roadhouse Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	29,314	25,991	23,964
Modular Space Corp.	(j)	Consumer Services	10.3%		1/31/19	3,950	4,047	4,162
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,750	2,724	3,135
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,986
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,131	17,271
Waterjet Holdings, Inc.	(j)	Automobiles & Components	7.6%		2/1/20	1,850	1,850	1,966
WMG Acquisition Corp.	(j)	Media	5.6%		4/15/22	650	650	655

Total Senior Secured Bonds							260,532	255,577

Subordinated Debt—10.0%
The AES Corp.	(j)(l)	Energy	5.5%		3/15/24	1,950	1,950	2,003
Atlas Energy Holdings Operating Co., LLC	(j)(l)	Energy	7.8%		1/15/21	5,000	5,000	5,184
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,035	5,933
Avaya Inc.	(j)	Technology Hardware & Equipment	10.5%		3/1/21	6,950	6,407	6,437
Beazer Homes USA, Inc.	(j)(l)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,846

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Brocade Communications Systems, Inc.	(j)(l)	Telecommunication Services	4.6%		1/15/23	$2,750	$2,750	$2,674
Cadillac Jack, Inc.	(f)(l)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	50,447	33,837	44,394
Calumet Specialty Products Partners, L.P.	(j)(l)	Energy	6.5%		4/15/21	2,500	2,500	2,558
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,019	11,409
DigitalGlobe, Inc.	(j)(l)	Software & Services	5.3%		2/1/21	1,100	1,100	1,092
Entegris, Inc.	(j)(l)	Technology Hardware & Equipment	6.0%		4/1/22	3,750	3,750	3,863
Era Group Inc.	(j)(l)	Energy	7.8%		12/15/22	7,250	7,141	7,721
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	1,000	1,033	1,190
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	3,500	3,500	3,758
Jefferies Finance LLC	(j)(l)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,579
Jefferies Finance LLC	(j)(l)	Diversified Financials	6.9%		4/15/22	950	950	964
The Kenan Advantage Group, Inc.	(e)(j)	Transportation	8.4%		12/15/18	6,250	6,420	6,711
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,122	8,980
Legacy Reserves L.P.	(e)(l)	Energy	8.0%		12/1/20	8,250	8,098	8,853
Memorial Resource Development LLC	(j)	Energy	10.8% PIK (10.8% Max PIK)		12/15/18	6,700	6,576	6,881
Mood Media Corp.	(e)(f)(j)(l)	Media	9.3%		10/15/20	46,207	45,559	41,478
MultiPlan Holdings, Inc.	(j)	Software & Services	6.6%		4/1/22	950	950	1,000
NRG Energy, Inc.	(j)(l)	Energy	6.3%		7/15/22	4,750	4,750	5,083
Nuveen Investments, Inc.	(e)	Diversified Financials	9.1%		10/15/17	12,000	12,000	13,076
Ocean Rig UDW Inc	(j)(l)	Energy	7.3%		4/1/19	4,700	4,700	4,677
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	28,552
Resolute Energy Corp.	(j)(l)	Energy	8.5%		5/1/20	5,800	5,860	6,119
Rex Energy Corp.	(e)(l)	Energy	8.9%		12/1/20	15,000	14,910	16,740
Rockies Express Pipeline LLC	(j)	Energy	6.0%		1/15/19	3,250	3,250	3,424
Sidewinder Drilling Inc.	(e)	Capital Goods	9.8%		11/15/19	2,000	2,000	2,045
Sophia Holding Finance, L.P.	(f)	Software & Services	9.6%		12/1/18	2,750	2,725	2,867
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,348	13,163
Southern Graphics Inc.	(e)	Media	8.4%		10/15/20	1,000	1,000	1,065

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spirit AeroSystems Holdings, Inc.	(j)(l)	Capital Goods	5.3%		3/15/22	$750	$750	$765
Tenet Healthcare Corp.	(j)(l)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	6,387
TMS International Corp.	(j)	Energy	7.6%		10/15/21	1,250	1,250	1,338
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,193
Windstream Corp.	(j)(l)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,642
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	6,023

Total Subordinated Debt							277,590	293,667

Collateralized Securities—6.2%
AMMC 2012 CDO 11A Class Subord.	(l)	Diversified Financials	10.2%		10/30/23	6,000	4,275	4,779
Apidos CLO XIV Class E	(l)	Diversified Financials	L+440		4/15/25	6,000	5,356	5,386
Ares 2012 CLO 2A Class Subord.	(l)	Diversified Financials	6.6%		10/12/23	8,500	7,038	6,448
CGMS CLO 2013-3A Class E	(l)	Diversified Financials	L+525		7/15/25	5,000	4,476	4,460
CGMS CLO 2013-3A Class Subord.	(l)	Diversified Financials	17.1%		7/15/25	22,000	17,192	21,583
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(l)	Diversified Financials	16.7%		8/1/25	15,000	12,278	15,721
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(l)	Diversified Financials	14.5%		12/20/21	76,260	75,454	79,692
Octagon CLO 2012-1A Class Income	(l)	Diversified Financials	16.5%		1/15/24	4,650	3,192	3,897
Wind River CLO Ltd. 2013-1A Class Subord. B	(l)	Diversified Financials	10.7%		4/20/25	40,720	34,940	39,158

Total Collateralized Securities							164,201	181,124

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/Contracts	Cost	Fair Value(d)
Equity/Other—3.5%
A.T. Cross Co., Common Equity, Class A Units	(m)	Retailing	1,000,000	$1,000	$1,000
Amaya Gaming Group Inc., Warrants	(l)(m)	Consumer Services	2,000,000	16,832	27,560
American Energy Ohio Holdings, LLC, Common Equity	(m)(n)	Energy	12,900,000	12,900	12,900
AP Exhaust Holdings, LLC, Common Equity	(m)(o)	Automobiles & Components	8,378	8,378	9,551
BPA Laboratories, Inc., Series A Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants	(l)(m)	Retailing	17,256,081	1,898	4,487
CoSentry.Net, LLC, Preferred Equity	(m)	Software & Services	2,632	2,500	3,027
Eastman Kodak Co., Common Equity	(m)	Consumer Durables & Apparel	1,846	36	45
ERC Ireland Holdings Ltd., Warrants	(l)(m)	Telecommunication Services	4,943	551	1,097
ERC Ireland Holdings Ltd., Common Equity	(l)(m)	Telecommunication Services	22,401	2,595	4,971
FourPoint Energy, LLC, Common Equity	(m)(o)	Energy	2,437	1,610	2,437
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	2,107,438	2,107	2,107
Kanders C3 Holdings, LLC, Common Equity	(f)	Capital Goods	60,872	5,000	140
MB Precision Holdings LLC, Common Equity	(m)	Capital Goods	2,100,000	2,100	2,310
New Star Metals Inc., Common Equity	(m)	Capital Goods	2,250,000	2,250	2,475
Professional Plumbing Group, Inc., Common Equity	(m)	Capital Goods	3,000,000	3,000	3,000
PSAV Holdings LLC, Common Equity	(m)	Technology Hardware & Equipment	10,000,000	10,000	11,000
Sorenson Communications, Inc., Common Equity	(e)(f)(m)	Telecommunication Services	43,796	—	2,080
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(m)	Energy	1,250,000	2,010	2,459
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	4,307
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	4,000	2,864	2,120
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	5,000	2,022	1,925
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	5,000	1,505	1,363

Total Equity/Other				82,636	102,361

TOTAL INVESTMENTS—128.1%				$3,673,278	3,763,944

LIABILITIES IN EXCESS OF OTHER ASSETS—(28.1%)					(825,720)

NET ASSETS—100.0%					$2,938,224

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2014

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of June 30, 2014, the three-month London Interbank Offered Rate was 0.23%, the Euro Interbank Offered Rate was 0.21% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Position or portion thereof unsettled as of June 30, 2014.

(l)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2014, 78.5% of the Company’s total assets represented qualifying assets.

(m)	Security is non-income producing.

(n)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

(q)	Security was on non-accrual status as of June 30, 2014.

(r)	Put options expire January 15, 2016. The strike prices are $20.00, $17.50 and $15.00, respectively.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2014, the Company had six wholly-owned financing subsidiaries and two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to its target companies as primary market or directly originated investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,680,052	$486,879	78,912,060	$815,652
Reinvestment of Distributions	5,933,163	56,392	1,753,461	16,436

Total Gross Proceeds	52,613,215	543,271	80,665,521	832,088
Commissions and Dealer Manager Fees	—	(44,484)	—	(76,453)

Net Proceeds to Company	52,613,215	498,787	80,665,521	755,635
Share Repurchase Program	(507,488)	(4,830)	(76,086)	(712)

Net Proceeds from Share Transactions	52,105,727	$493,957	80,589,435	$754,923

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of August 12, 2014, the Company had sold a total of 309,614,338 shares of common stock and raised total gross proceeds of $3,181,690, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (See Note 4).

During the six months ended June 30, 2014 and 2013, the Company sold 52,613,215 and 80,665,521 shares of common stock for gross proceeds of $543,271 and $832,088, respectively, at an average price per share of $10.33 and $10.32, respectively. The gross proceeds received during the six months ended June 30, 2014 and 2013 include reinvested stockholder distributions of $56,392 and $16,436, respectively, for which the Company issued 5,933,163 and 1,753,461 shares of common stock, respectively. During the period from July 1, 2014 to August 12, 2014, the Company issued 2,144,481 shares of common stock for gross proceeds of $20,683 at an average price per share of $9.64 pursuant to its distribution reinvestment plan.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $44,484 and $76,453 for the six months ended June 30, 2014 and 2013, respectively.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

On February 24, 2014, the Company amended the terms of its share repurchase program. The amendment to the share repurchase program became effective as of the Company’s quarterly repurchase offer for the second quarter of 2014, which was completed in June 2014. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the share price in effect on the date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The repurchase price will be determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock (as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion) immediately prior to the repurchase date and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing.

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
Fiscal 2014
December 31, 2013	January 2, 2013	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On July 1, 2014, the Company repurchased 642,524 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.64 per share for aggregate consideration totaling $6,194.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering and organization costs

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. During the six months ended June 30, 2014 and 2013, Franklin Square Holdings did not fund any of the Company’s offering and organization costs, and the Company did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

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

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,849	$7,595	$37,490	$12,580
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,387	$(2,839)	$12,321	$1,020
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$9,679	$—	$9,679	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,216	$644	$2,590	$1,105
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$7,863	$8,821	$14,680

(1)	During the six months ended June 30, 2014 and 2013, $32,654 and $7,452, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2014, $19,849 in base management fees were payable to FSIC II Advisor.

(2)

During the six months ended June 30, 2014 and 2013, the Company accrued capital gains incentive fees of $12,321 and $1,020, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the six months ended June 30, 2014 or 2013. As of June 30, 2014, the Company had accrued capital gains incentive fees of $21,555 based on the performance of its portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the six months ended June 30, 2014, no amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income. As of June 30, 2014, a subordinated incentive fee on income of $9,679 was payable to FSIC II Advisor.

(4)	During the six months ended June 30, 2014 and 2013, $2,396 and $932, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $1,273 and $718, respectively, in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2014 and 2013.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of August 12, 2014, the Company has sold an aggregate of 3,311,040 shares of common stock for aggregate gross proceeds of $30,280 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheet as of December 31, 2012. As of June 30, 2014 no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust, or FS Trust, was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company’s semi-monthly closing that occurred on June 17, 2013, FS Trust purchased approximately $34 of the Company’s shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared and paid on its common stock during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604

On June 30, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on July 31, 2014 to stockholders of record on July 30, 2014. On August 5, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on August 29, 2014 to stockholders of record on August 28, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the six months ended June 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company’s repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	106,878	100%	26,613	71%
Short-term capital gains proceeds from the sale of assets	—	—	10,825	29%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$106,878	100%	$37,438	100%

(1)	During the six months ended June 30, 2014 and 2013, 94.0% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 3.9% and 7.6%, respectively, was attributable to non-cash accretion of discount and 2.1% and 0.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $110,880 and $33,900, respectively. As of June 30, 2014 and December 31, 2013, the Company had $13,877 and $7,638, respectively, of undistributed net investment income and realized gains on a tax basis.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and, with respect to the six months ended June 30, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
GAAP-basis net investment income	$100,253	$22,618
Reversal of incentive fee accrual on unrealized gains	12,321	1,020
Reclassification of unamortized original issue discount	(2,447)	—
Tax-basis net investment income portion of total return swap payments	—	10,269
Other miscellaneous differences	753	(7)

Tax-basis net investment income	$110,880	$33,900

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

As of June 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$12,032	$7,389
Distributable realized gains (long-term capital gains)	1,845	249
Incentive fee accrual on unrealized gains	(21,555)	(9,234)
Unamortized organization costs	(196)	(203)
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency(1)	90,383	28,586

Total	$82,509	$26,787

(1)	As of June 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $121,159 and $61,822, respectively. As of June 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $30,776 and $33,236, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for federal income tax purposes totaled $3,673,551 and $2,627,242 as of June 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $90,383 and $28,586 as of June 30, 2014 and December 31, 2013, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,824,946	$1,846,780	49%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,063,373	1,084,435	29%	684,825	697,240	26%
Senior Secured Bonds	260,532	255,577	7%	218,575	203,927	8%
Subordinated Debt	277,590	293,667	8%	278,306	276,640	10%
Collateralized Securities	164,201	181,124	5%	172,265	182,100	7%
Equity/Other	82,636	102,361	2%	23,665	27,828	1%

Total	$3,673,278	$3,763,944	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, the Company had four senior secured loan investments with aggregate unfunded commitments of $51,716. As of December 31, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$169,833	5%	$53,195	2%
Capital Goods	420,044	11%	199,070	8%
Commercial & Professional Services	47,168	1%	44,881	2%
Consumer Durables & Apparel	208,773	6%	144,211	5%
Consumer Services	642,777	17%	401,187	15%
Diversified Financials	196,743	5%	200,485	8%
Energy	496,912	13%	417,589	16%
Food & Staples Retailing	6,560	0%	1,181	0%
Food, Beverage & Tobacco	10,111	0%	10,245	0%
Health Care Equipment & Services	128,782	3%	133,025	5%
Household & Personal Products	—	—	5,000	0%
Insurance	105,622	3%	86,466	3%
Materials	138,782	4%	138,777	5%
Media	108,280	3%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	70,918	2%	78,001	3%
Real Estate	17,789	1%	8,171	0%
Retailing	223,056	6%	194,817	7%
Software & Services	264,212	7%	181,024	7%
Technology Hardware & Equipment	142,329	4%	104,293	4%
Telecommunication Services	240,365	6%	129,704	5%
Transportation	119,065	3%	21,964	1%
Utilities	5,823	0%	1,471	0%

Total	$3,763,944	100%	$2,655,828	100%

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

As of June 30, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$5,453	$64
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	3,758,491	2,655,764

Total	$3,763,944	$2,655,828

The Company’s investments as of June 30, 2014 consisted primarily of debt securities that were either traded on a private over-the-counter market for institutional investors or acquired directly from the issuer. Nineteen senior secured loan investments, one senior secured bond investment, one subordinated debt investment and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of June 30, 2014. One senior secured loan investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firm against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

The following is a reconciliation for the six months ended June 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	1,700	1,898	1,874	1,459	44	—	6,975
Net realized gain (loss)	1,008	290	(4,692)	3,184	—	—	(210)
Net change in unrealized appreciation (depreciation)	3,074	8,647	9,693	17,743	7,088	16,564	62,809
Purchases	942,191	491,895	121,551	141,172	—	52,580	1,749,389
Paid-in-kind interest	50	3,007	—	740	—	—	3,797
Sales and redemptions	(369,336)	(118,542)	(76,776)	(147,271)	(8,108)	—	(720,033)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,846,780	$1,084,435	$255,577	$293,667	$181,124	$96,908	$3,758,491

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,233	$15,120	$4,413	$19,801	$7,088	$16,564	$71,219

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value at June 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,084,535	Market Comparables	Market Yield (%)	8.3% – 11.8%	9.4%
	752,545	Market Quotes	Indicative Dealer Quotes	78.5% – 104.8%	100.2%
	9,700	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	282,601	Market Comparables	Market Yield (%)	8.3% – 11.0%	10.2%
	801,834	Market Quotes	Indicative Dealer Quotes	82.4% – 105.1%	101.0%
Senior Secured Bonds	12,651	Market Comparables	Market Yield (%)	11.3% – 11.8%	11.5%
	242,926	Market Quotes	Indicative Dealer Quotes	51.5% – 114.5%	96.2%
Subordinated Debt	44,394	Market Comparables	Market Yield (%)	15.5% – 16.0%	15.8%
	249,273	Market Quotes	Indicative Dealer Quotes	83.8% – 119.3%	102.1%
Collateralized Securities	79,692	Market Comparables	Market Yield (%)	10.8% – 11.8%	11.3%
	101,432	Market Quotes	Indicative Dealer Quotes	75.9% – 104.8%	94.7%
Equity/Other	90,840	Market Comparables	EBITDA Multiples (x)	4.0x – 11.5x	7.6x
			Production Multiples (Mmb/d)	$57,500.0 – $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $10.8	$10.5
			PV-10 Multiples (x)	1.5x – 1.6x	1.5x
		Discounted Cash Flow	Discount Rate (%)	26.6% – 31.6%	29.1%
		Option Valuation Model	Volatility (%)	46.5% – 61.5%	48.5%
	6,068	Market Quotes	Indicative Dealer Quotes	$160.8 – $163.4	$162.1

Total	$3,758,491

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment(1)	Fair Value at December 31, 2013(2)	Valuation Technique(3)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$686,413	Market Comparables	Market Yield (%)	8.3% – 10.8%	9.2%
Senior Secured Loans—Second Lien	$193,419	Market Comparables	Market Yield (%)	9.8% – 11.3%	10.5%
Senior Secured Bonds	$76,260	Market Comparables	Market Yield (%)	11.5% – 12.5%	12.0%
Equity/Other	$27,764	Market Comparables	EBITDA Multiples (x)	5.5x – 11.3x	7.7x
		Discounted Cash Flow	Discount Rate (%)	19.3% – 24.3%	21.8%
		Option Valuation Model	Volatility (%)	60.0% – 61.5%	60.8%

(1)	Table includes only those Level 3 assets that were valued by an independent valuation firm as of December 31, 2013.

(2)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $65,015 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(3)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2014. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to 2.50%	$100,000	$150,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$130,500	$119,500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L + 1.55%	$113,000	$137,000	May 14, 2015

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

As of June 30, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of June 30, 2014 and December 31, 2013, Cobbs Creek’s liability under the JPM facility was $550,000, plus $2,085 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2014 and December 31, 2013, the fair value of assets held by Lehigh River was $1,214,618 and $1,217,548, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of June 30, 2014 and December 31, 2013, the fair value of assets held by Cobbs Creek was $354,688 and $345,492, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of June 30, 2014, $93 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$4,518	$1,583	$8,987	$2,701
Amortization of deferred financing costs	10	10	20	20

Total interest expense	$4,528	$1,593	$9,007	$2,721

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$8,987	$2,239
Average borrowings under the facility	$550,000	$165,287
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

As of June 30, 2014 and December 31, 2013, $170,494 was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $903 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Direct interest expense	$855	$233	$1,701	$237
Non-usage fees	37	8	74	8
Amortization of deferred financing costs	130	128	257	135

Total interest expense	$1,022	$369	$2,032	$380

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest expense(1)	$1,791	$—
Average borrowings under the facility(2)	$170,494	$44,059
Effective interest rate on borrowings	2.08%	2.48%
Weighted average interest rate (including the effect of non-usage fees)	2.08%	2.08%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the facility for the six months ended June 30, 2013 are calculated since the inception date of the facility, or March 27, 2013.

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

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Beginning June 19, 2014, Wissahickon Creek became subject to a non-usage fee to the extent the aggregate principal amount available under the facility is not borrowed. The non-usage fee equals 0.50% per annum on unborrowed amounts up to and including $25,000 and 2.00% on unborrowed amounts exceeding $25,000. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019. Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2014, $100,000 was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,260 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $3,024 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$258	$258
Non-usage fees	88	88
Amortization of deferred financing costs	163	236

Total interest expense	$509	$582

For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$97,143
Effective interest rate on borrowings	5.36%
Weighted average interest rate (including the effect of non-usage fees)	3.66%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to June 30, 2014.

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

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Darby Creek is subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the facility is not borrowed. In addition, Darby Creek is subject to a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the facility had been borrowed, less the non-usage fee accrued during such quarter. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

As of June 30, 2014, $130,500 was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $1,934 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $1,761 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct interest expense	$310	$310
Non-usage and make-whole fees	475	761
Amortization of deferred financing costs	120	173

Total interest expense	$905	$1,244

For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$73,845
Effective interest rate on borrowings	3.44%
Weighted average interest rate (including the effect of non-usage fees)(3)	6.56%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to June 30, 2014.

(3)	Weighted average interest rate excludes the effect of the make-whole fee. During the six months ended June 30, 2014, the Company recorded a make-whole fee of $336.

Borrowings of Darby Creek will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Dunning Creek Credit Facility

On May 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. The Dunning Creek facility originally provided for borrowings in an aggregate principal amount up to $150,000 on a committed basis. On June 4, 2014, the Dunning Creek facility was amended to increase the maximum commitments available under the facility to $250,000.

The Company may contribute cash, loans or bonds to Dunning Creek from time to time, subject to certain restrictions set forth in the Dunning Creek facility, and will retain a residual interest in any assets contributed through its ownership of Dunning Creek or will receive fair market value for any debt securities sold to Dunning Creek. Dunning Creek may purchase additional assets from various sources. Dunning Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunning Creek’s obligations to the lenders under the Dunning Creek facility are secured by a first priority security interest in substantially all of the assets of Dunning Creek, including its portfolio of assets. The obligations of Dunning Creek under the Dunning Creek facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of its investment in Dunning Creek.

Pricing under the Dunning Creek facility is based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.55% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2015. Borrowings under the Dunning Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Dunning Creek varies depending upon the types of assets in Dunning Creek’s portfolio.

As of June 30, 2014, $113,000 was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $681 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2014, $606 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended June 30, 2014, the components of total interest expense for the Dunning Creek facility were as follows:

Three Months Ended June 30, 2014
Direct interest expense	$213
Amortization of deferred financing costs	75

Total interest expense	$288

For the six months ended June 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

Six Months Ended June 30, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$100,675
Effective interest rate on borrowings	1.77%
Weighted average interest rate	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to June 30, 2014.

The occurrence of certain events described as “Super-Collateralization Events” in the credit agreement that governs the Dunning Creek facility, or a decline in the Company’s net asset value below a specified threshold, results in a lowering of the amount of funds that will be advanced against such assets. Super-Collateralization Events include, without limitation: (i) certain key employees ceasing to be directors, principals, officers or investment managers of the Company’s investment sub-adviser, GSO / Blackstone Debt Funds Management LLC, or GDFM; (ii) the bankruptcy or insolvency of GDFM or FSIC II Advisor; (iii) GDFM ceasing to act as the Company’s sub-adviser or FSIC II Advisor ceasing to act as the Company’s investment adviser; (iv) the Company ceasing to act as Dunning Creek’s investment manager, becoming bankrupt or insolvent, defaulting on certain material agreements or failing to maintain a net asset value of at least $50,000 plus 50% of additional equity (in excess of $50,000) raised after the closing date of the facility; and (v) the Company, GDFM or FSIC II Advisor committing fraud or other illicit acts in their respective investment advisory capacities.

The occurrence of certain events described as “Events of Default” in the credit agreement which governs the Dunning Creek facility triggers, among other things, Dunning Creek’s obligation to terminate the Company as investment manager (if directed by the administrative agent (acting with the consent of the lenders)) and, thereafter, Dunning Creek’s right to select a replacement investment manager, subject to approval by the administrative agent and the lenders. Events of Default include non-performance of any obligation under the transaction documents by Dunning Creek or the Company, and other events with respect to such entities that are adverse to Deutsche Bank and the secured parties under the Dunning Creek facility.

In connection with the Dunning Creek facility, Dunning Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

requirements for similar facilities. The facility contains various customary events of default for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) the failure to meet an overcollateralization test (which measures Dunning Creek’s eligible assets, as adjusted by the prescribed advance rates) and such failure is not cured promptly on the same day; (c) the insolvency or bankruptcy of Dunning Creek or the Company; (d) the purchase of certain ineligible assets if the same is not cured within five business days; (e) the termination of the Company as investment manager; (f) the Company’s failure to maintain a net asset value of at least $50,000 plus 50% of additional equity (in excess of $50,000) raised after the closing date of the facility; and (g) fraud or other illicit acts by the Company, Dunning Creek, GDFM or any of their respective directors, principals or officers, in each case, in their respective investment advisory capacities. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunning Creek facility immediately due and payable. If such amounts are accelerated and not repaid immediately, Dunning Creek will be required to pay interest on such overdue amounts at a default rate.

Borrowings of Dunning Creek will be considered borrowings by the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material adverse effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$9.39	$9.16
Results of operations(2)
Net investment income (loss)	0.34	0.62
Net realized and unrealized appreciation (depreciation) on investments and total return swap and gain/loss on foreign currency	0.21	0.27

Net increase (decrease) in net assets resulting from operations	0.55	0.89

Stockholder distributions(3)
Distributions from net investment income	(0.36)	(0.69)
Distributions from net realized gain on investments	—	(0.07)

Net decrease in net assets resulting from stockholder distributions	(0.36)	(0.76)

Capital share transactions
Issuance of common stock(4)	0.01	0.15
Repurchases of common stock(5)	—	—
Offering costs(2)	(0.01)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.10

Net asset value, end of period	$9.58	$9.39

Shares outstanding, end of period	306,677,823	254,572,096

Total return(6)	5.86%	10.81%

Ratio/Supplemental Data:
Net assets, end of period	$2,938,224	$2,390,985

Ratio of net investment income to average net assets(7)	3.58%	6.60%

Ratio of operating expenses to average net assets(7)	2.87%	5.46%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—%	0.15%

Ratio of total operating expenses to average net assets(7)	2.87%	5.61%

Portfolio turnover(8)	21.56%	46.38%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2014 are not annualized. The following is a schedule of supplemental ratios for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six Months Ended June 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.44%	0.45%
Ratio of subordinated income incentive fees to average net assets	0.35%	0.65%
Ratio of interest expense to average net assets	0.47%	0.89%

(8)	Portfolio turnover for the six months ended June 30, 2014 is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. Prior to satisfying the minimum offering requirement, we had no operations except for matters relating to our organization. In March 2014, we closed our continuous public offering of shares of common stock to new investors.

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not expect to make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans through secondary market transactions in the “over-the-counter” market for institutional loans or may issue loans to our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or other equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net realized gain or loss on total return swap, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on June 13, 2013. We may, however, elect to utilize a total return swap in the future.

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

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of June 30, 2014 and December 31, 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2014 and for the Year Ended December 31, 2013

During the six months ended June 30, 2014, we made investments in portfolio companies totaling $1,755,780. During the same period, we sold investments for proceeds of $321,629 and received principal repayments of $398,404. As of June 30, 2014, our investment portfolio, with a total fair value of $3,763,944, consisted of interests in 201 portfolio companies (49% in first lien senior secured loans, 29% in second lien senior secured loans, 7% in senior secured bonds, 8% in subordinated debt, 5% in collateralized securities and 2% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $273.4 million. As of June 30, 2014, the investments in our portfolio were purchased at a weighted average price of 98.0% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 46.5% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.4% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular monthly cash distribution rate of $0.06283 per share as of June 30, 2014 and our last offered price of $10.60 per share, the annualized distribution rate to stockholders as of June 30, 2014 was 7.11%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2014:

Net Investment Activity	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Purchases	$828,724	$1,755,780
Sales and Redemptions	(409,435)	(720,033)

Net Portfolio Activity	$419,289	$1,035,747

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$448,556	54%	$942,191	54%
Senior Secured Loans—Second Lien	249,768	30%	491,895	28%
Senior Secured Bonds	44,329	6%	121,551	7%
Subordinated Debt	60,268	7%	141,172	8%
Collateralized Securities	—	—	—	—
Equity/Other	25,803	3%	58,971	3%

Total	$828,724	100%	$1,755,780	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,824,946	$1,846,780	49%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,063,373	1,084,435	29%	684,825	697,240	26%
Senior Secured Bonds	260,532	255,577	7%	218,575	203,927	8%
Subordinated Debt	277,590	293,667	8%	278,306	276,640	10%
Collateralized Securities	164,201	181,124	5%	172,265	182,100	7%
Equity/Other	82,636	102,361	2%	23,665	27,828	1%

Total	$3,673,278	$3,763,944	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Number of Portfolio Companies	201	179
% Variable Rate (based on fair value)	77.5%	74.0%
% Fixed Rate (based on fair value)	19.8%	24.9%
% Income Producing Equity or Other Investments (based on fair value)	0.2%	0.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	2.5%	0.8%
Average Annual EBITDA of Portfolio Companies	$273,400	$242,100
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.0%	98.0%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	0.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.7%	9.5%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2014:

Net Direct Originations	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Total Commitments (including unfunded commitments)	$511,980	$1,069,512
Exited Investments (including partial paydowns)	(112,778)	(169,338)

Net Direct Originations	$399,202	$900,174

New Direct Originations by Asset Class (including unfunded commitments)	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$331,495	65%	$694,495	65%
Senior Secured Loans—Second Lien	73,000	14%	233,443	22%
Senior Secured Bonds	23,752	5%	33,502	3%
Subordinated Debt	64,794	12%	64,794	6%
Collateralized Securities	—	—	—	—
Equity/Other	18,939	4%	43,278	4%

Total	$511,980	100%	$1,069,512	100%

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Average New Direct Origination Commitment Amount	$63,997	$71,301
Weighted Average Maturity for New Direct Originations	5/2/20	6/6/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	10.7%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	11.1%	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.3%	9.9%

The following table presents certain selected information regarding our direct originations as of June 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations held in Portfolio	June 30, 2014	December 31, 2013
Number of Portfolio Companies	26	16
Average Annual EBITDA of Portfolio Companies	$52,100	$32,100
Average Leverage through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	6.3x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.9%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	9.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,902,114	50%	$961,269	36%
Opportunistic	741,045	20%	765,748	29%
Broadly Syndicated/Other	1,120,785	30%	928,811	35%

Total	$3,763,944	100%	$2,655,828	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$169,833	5%	$53,195	2%
Capital Goods	420,044	11%	199,070	8%
Commercial & Professional Services	47,168	1%	44,881	2%
Consumer Durables & Apparel	208,773	6%	144,211	5%
Consumer Services	642,777	17%	401,187	15%
Diversified Financials	196,743	5%	200,485	8%
Energy	496,912	13%	417,589	16%
Food & Staples Retailing	6,560	0%	1,181	0%
Food, Beverage & Tobacco	10,111	0%	10,245	0%
Health Care Equipment & Services	128,782	3%	133,025	5%
Household & Personal Products	—	—	5,000	0%
Insurance	105,622	3%	86,466	3%
Materials	138,782	4%	138,777	5%
Media	108,280	3%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	70,918	2%	78,001	3%
Real Estate	17,789	1%	8,171	0%
Retailing	223,056	6%	194,817	7%
Software & Services	264,212	7%	181,024	7%
Technology Hardware & Equipment	142,329	4%	104,293	4%
Telecommunication Services	240,365	6%	129,704	5%
Transportation	119,065	3%	21,964	1%
Utilities	5,823	0%	1,471	0%

Total	$3,763,944	100%	$2,655,828	100%

As of June 30, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014, we had four senior secured loan investments with aggregate unfunded commitments of $51,716. As of December 31, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$88,254	2%	$86,131	3%
2	3,331,001	88%	2,286,820	86%
3	294,136	8%	269,660	10%
4	30,378	1%	13,217	1%
5	20,175	1%	—	—

Total	$3,763,944	100%	$2,655,828	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

Revenues

We generated investment income of $99,516 and $28,226 for the three months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends earned on equity/other investments. Such revenues represent $94,180 and $26,186 of cash income earned as well as $5,336 and $2,040 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. We expect the dollar amount of interest that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our continuous public offering in March 2014.

Expenses

Our total operating expenses were $46,963 and $8,944 for the three months ended June 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $19,849 and $7,595 for the three months ended June 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $1,216 and $644 for the three months ended June 30, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2014, we accrued subordinated incentive fees on income of $9,679 based on the performance of our portfolio. We did not accrue any subordinated incentive fees on income during the three months ended June 30, 2013. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $6,387 based on the performance of our portfolio, all of which was based on unrealized gains. During the three months ended June 30, 2013, we reversed $2,839 of capital gains incentive fees previously accrued based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $7,252 and $1,967 for the three months ended June 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the three months ended June 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $350 and $131, respectively, and fees and expenses incurred with our stock transfer agent totaled $850 and $612, respectively. Fees for our board of directors were $279 and $157 for the three months ended June 30, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $1,101 and $677 for the three months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$109	$85
Compensation of our chief compliance officer	30	11
Legal fees	200	199
Printing fees	275	109
Other	487	273

Total	$1,101	$677

During the three months ended June 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 1.62% and 0.82%, respectively. During the three months ended June 30, 2014 and 2013, the ratio of our total operating expenses to average net assets included $7,252 and $1,967, respectively, related to interest expense and $16,066 and $(2,839), respectively, related to accruals for (reversals of) incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.82% and 0.90% for the three months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $52,553 ($0.17 per share) and $19,282 ($0.17 per share) for the three months ended June 30, 2014 and 2013, respectively. Net investment income for the three months ended June 30, 2014 was benefited by an increase in the number of directly originated investments in our portfolio and improved economies of scale. These benefits were offset by increases in interest expense and accruals for incentive fees during the period.

Net Realized Gains or Losses

We sold investments and received principal repayments of $192,330 and $217,105, respectively, during the three months ended June 30, 2014, from which we realized a net loss of $2,815. During the three months ended June 30, 2014, we realized a net gain of $2 from settlements on foreign currency. We sold investments and received principal repayments of $72,845 and $31,485, respectively, during the three months ended June 30, 2013, from which we realized a net gain of $811. During the three months ended June 30, 2013, we earned $12,426 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $41 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $34,748 and the net change in unrealized gain (loss) on foreign currency was $(10). The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2014 was primarily driven by the performance of certain of our subordinated debt and equity/other investments. For the three months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(13,734), the net change in unrealized appreciation (depreciation) on our TRS was $(9,612); and the net change in unrealized gain (loss) on foreign currency was $30. The net change in unrealized appreciation (depreciation) on our investments and TRS during the three months ended June 30, 2013 was primarily driven by a general widening of credit spreads and the termination of our TRS, which converted unrealized gains as of March 31, 2013 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations was $84,478 ($0.28 per share) and $9,162 ($0.08 per share), respectively.

Comparison of the Six Months Ended June 30, 2014 and 2013

Revenues

We generated investment income of $180,581 and $45,199 for the six months ended June 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends earned on equity/other investments. Such revenues represent $169,809 and $41,736 of cash income earned as well as $10,772 and $3,463 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. We expect the dollar amount of interest that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our continuous public offering in March 2014.

Expenses

Our total operating expenses were $80,328 and $20,540 for the six months ended June 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $37,490 and $12,580 for the six months ended June 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $2,590 and $1,105 for the six months ended June 30, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2014, we accrued subordinated incentive fees on income of $9,679 based on the performance of our portfolio. We did not accrue any subordinated incentive fees on income during the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $12,321 and $1,020, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $13,153 and $3,111 for the six months ended June 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the six months ended June 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $667 and $220, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,700 and $1,047, respectively. Fees for our board of directors were $458 and $303 for the six months ended June 30, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $2,270 and $1,154 for the six months ended June 30, 2014 and 2013, respectively, and consisted of the following:

	Six Months Ended June 30,
	2014	2013
Expenses associated with our independent audit and related fees	$230	$163
Compensation of our chief compliance officer	60	22
Legal fees	397	399
Printing fees	524	216
Other	1,059	354

Total	$2,270	$1,154

During the six months ended June 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 2.87% and 2.28%, respectively. During the six months ended June 30, 2013, the ratio of our total operating expenses to our average net assets, which includes $2,041 of expense recoupments paid to Franklin Square Holdings, was 2.51%. During the six months ended June 30, 2014 and 2013, the ratio of our total operating expenses to average net assets included $13,153 and $3,111, respectively, related to interest expense and $22,000 and $1,020, respectively, related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 1.61% and 2.05% for the six months ended June 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the six months ended June 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the six months ended June 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of June 30, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement”.

Net Investment Income

Our net investment income totaled $100,253 ($0.34 per share) and $22,618 ($0.23 per share) for the six months ended June 30, 2014 and 2013, respectively. Net investment income for the six months ended June 30, 2014 was benefited by an increase in the number of directly originated investments in our portfolio.

Net Realized Gains or Losses

We sold investments and received principal repayments of $321,629 and $398,404, respectively, during the six months ended June 30, 2014, from which we realized a net loss of $210. During the six months ended June 30, 2014, we realized a net gain of $6 from settlements on foreign currency. We sold investments and received principal repayments of $120,101 and $75,808, respectively, during the six months ended June 30, 2013, from which we realized a net gain of $1,659. During the six months ended June 30, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $100 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $61,807 and the net change in unrealized gain (loss) on foreign currency was $(10). The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2014, was primarily driven by the performance of certain of our subordinated debt and equity/other investments. For the six months ended June 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $(1,258), the net change in unrealized appreciation (depreciation) on our TRS was $(5,641); and the net change in unrealized gain (loss) on foreign currency was $150. The net change in unrealized appreciation (depreciation) on our investments and TRS during the six months ended June 30, 2013 was primarily driven by a general widening of credit spreads and the termination of our TRS which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations was $161,846 ($0.55 per share) and $37,117 ($0.39 per share), respectively.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2014, we had $349,898 in cash, which we held in a custodial account, and $436,006 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of June 30, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to 2.50%	$100,000	$150,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$130,500	$119,500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L + 1.55%	$113,000	$137,000	May 14, 2015

For additional information regarding our outstanding financing facilities as of June 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of August 12, 2014, we had sold a total of 309,614,338 shares of common stock and raised total gross proceeds of $3,181,690, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

During the six months ended June 30, 2014, we sold 52,613,215 shares of our common stock for gross proceeds of $543,271 at an average price per share of $10.33. The gross proceeds received during the six months ended June 30, 2014 include reinvested stockholder distributions of $56,392 for which we issued 5,933,163 shares of common stock. During the six months ended June 30, 2014, we also incurred offering costs of $1,686 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The sales commissions and dealer manager fees related to the sale of our common stock were $44,484 for the six months ended June 30, 2014. These sales commissions and fees include $8,821 retained by FS2, which served as the dealer manager for our continuous public offering.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
Fiscal 2014
December 31, 2013	January 2, 2013	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On July 1, 2014, we repurchased 642,524 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.64 per share for aggregate consideration totaling $6,194.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of August 12, 2014, we had sold an aggregate of 3,311,040 shares of common stock for aggregate gross proceeds of $30,280 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

We declared our first distribution on June 20, 2012. Prior to the closing of our continuous public offering in March 2014, we authorized and declared ordinary cash distributions on a weekly or semi-monthly basis and paid such distributions on a monthly basis. Following the closing of our continuous public offering, we expect to authorize and declare ordinary cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities, and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2014 and 2013 represented a return of capital.

We intend to continue to make our ordinary distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604

On June 30, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on July 31, 2014 to stockholders of record on July 30, 2014. On August 5, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on August 29, 2014 to stockholders of record on August 28, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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

For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the six months ended June 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the six months ended June 30, 2013. During the six months ended June 30, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	106,878	100%	26,613	71%
Short-term capital gains proceeds from the sale of assets	—	—	10,825	29%
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$106,878	100%	$37,438	100%

(1)	During the six months ended June 30, 2014 and 2013, 94.0% and 92.3%, respectively, of our gross investment income was attributable to cash interest earned, 3.9% and 7.6%, respectively, was attributable to non-cash accretion of discount and 2.1% and 0.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2014 and 2013 was $110,880 and $33,900, respectively. As of June 30, 2014 and December 31, 2013, we had $13,877 and $7,638, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2014 and 2013.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor or any independent third-party valuation or pricing service, that it deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with any third-party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of June 30, 2014 consisted primarily of debt securities that were either traded on a private over-the-counter market for institutional investors or acquired directly from the issuer. Nineteen senior secured loan investments, one senior secured bond investment, one subordinated debt investment and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of June 30, 2014. One senior secured loan investment, which was newly-issued and purchased near June 30, 2014, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized and the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our sub-adviser, are reimbursed for administrative expenses incurred on our behalf. For the three months ended June 30, 2014 and 2013, we incurred $19,849 and $7,595, respectively, in base management fees and $1,216 and $644, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the six months ended June 30, 2014 and 2013, we incurred $37,490 and $12,580, respectively, in base management fees and $2,590 and $1,105, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three and six months ended June 30, 2014, we accrued a subordinated incentive fee on income of $9,679 based upon the performance of our portfolio. We did not accrue any subordinated incentive fee on income during the three and six months ended June 30, 2013. No amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income during the six months ended June 30, 2014. During the three months ended June 30, 2014, we accrued capital gains incentive fees of $6,387 and during the three months ended June 30, 2013, we reversed $2,839 of capital gains incentive fees previously accrued. During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $12,321 and $1,020, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. As of December 31, 2013, we had accrued capital gains incentive fees payable to FSIC II Advisor of $9,234 based on the performance of our portfolio, all of which was based on unrealized gains. We did not pay any capital gains incentive fees to FSIC II Advisor during the six months ended June 30, 2014. As of June 30, 2014, we had accrued capital gains incentive fees of $21,555, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM facility, the Cooper River facility, the Wissahickon Creek facility, the Darby Creek facility and the Dunning Creek facility at June 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Cooper River(2)	$170,494	—	$170,494	—	—
Borrowings of Wissahickon Creek(3)	$100,000	—	—	$100,000	—
Borrowings of Darby Creek(4)	$130,500	—	—	$130,500	—
Borrowings of Dunning Creek(5)	$113,000	$113,000	—	—	—

(1)	At June 30, 2014, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At June 30, 2014, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

(3)	At June 30, 2014, $150,000 remained unused under the Wissahickon Creek facility. All amounts under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(4)	At June 30, 2014, $119,500 remained unused under the Darby Creek facility. All amounts under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(5)	At June 30, 2014, $137,000 remained unused under the Dunning Creek facility. All amounts under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2015.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

None.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. We commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of our investment operations. Management fees are paid on a quarterly basis in arrears.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is accrued for on a quarterly basis and, if earned, is paid annually. We accrue this incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS with respect to the calculation of the capital gains incentive fee.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering costs and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, we satisfied the minimum offering requirement. During the six months ended June 30, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and six months ended June 30, 2014 and 2013:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$19,849	$7,595	$37,490	$12,580
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$6,387	$(2,839)	$12,321	$1,020
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$9,679	$—	$9,679	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,216	$644	$2,590	$1,105
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$7,863	$8,821	$14,680

(1)	During the six months ended June 30, 2014 and 2013, $32,654 and $7,452, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2014, $19,849 in base management fees were payable to FSIC II Advisor.

(2)	During the six months ended June 30, 2014 and 2013, we accrued capital gains incentive fees of $12,321 and $1,020, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We did not pay any capital gains incentive fees to FSIC II Advisor during the six months ended June 30, 2014 or 2013. As of June 30, 2014, we had accrued capital gains incentive fees of $21,555 based on the performance of our portfolio, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

(3)	During the six months ended June 30, 2014, no amounts were paid to FSIC II Advisor in respect of the subordinated incentive fee on income. As of June 30, 2014, a subordinated incentive fee on income of $9,679 was payable to FSIC II Advisor.

(4)	During the six months ended June 30, 2014 and 2013, $2,396 and $932, respectively, of the administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $1,273 and $718 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2014 and 2013, respectively.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 77.5% of our portfolio investments (based on fair value) paid variable interest rates, 19.8% paid fixed interest rates, 2.5% were non-income producing equity or other investments and the remainder (0.2%) were income-producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, the Wissahickon Creek facility, the Darby Creek facility and the Dunning Creek facility, Cooper River, Wissahickon Creek, Darby Creek and Dunning Creek, respectively, borrow at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our borrowing arrangements in effect as of June 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rate	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(247)	$(1,221)	$974	0.3%
No change	—	—	—	—
Up 100 basis points	3,757	4,883	(1,126)	(0.4)%
Up 300 basis points	58,566	14,648	43,918	13.8%
Up 500 basis points	115,900	24,413	91,487	28.8%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not currently subject to any material legal proceedings and, to our knowledge, no material legal proceedings are threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any legal proceedings cannot be predicted with certainty, we do not expect that any such proceedings will have a material adverse effect upon our financial condition or results of operations.

Item 1A.	Risk Factors.

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Business and Structure

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in our common stock may increase.

Risks Related to Our Investments

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into total return swaps, credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the referenced security or other assets underlying the total return swap during a specified period, in return for periodic payments based on a fixed or variable interest rate.

A total return swap is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the debt obligations underlying the total return swap. In addition, we may incur certain costs in connection with a total return swap that could in the aggregate be significant.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us.

Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Item 1A. Risk Factors—Risks Related to Debt Financing” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2014	372,394	$9.54	372,394	(1)
May 1 to May 31, 2014	—	—	—	—
June 1 to June 30, 2014	—	—	—	—

Total	372,394	$9.54	372,394	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgment (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.37	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.45	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.46	Custodial Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, FS Investment Corporation II, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.47	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.48	Sale and Contribution Agreement, dated as of May 14, 2014, by and between FS Investment Corporation II, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and FS Investment Corporation II, as investment manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.50	First Amendment to Credit Agreement, dated as of June 4, 2014, between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2014.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel
Chief Financial Officer
(Principal Financial and Accounting Officer)