Form 10-Q
period 2014-09-30
FS Investment Corp II
filed 2014-11-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 310,840,986 shares of common stock outstanding as of November 7, 2014.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Investments, at fair value (amortized cost—$4,028,635 and $2,626,969, respectively)	$4,112,314	$2,655,828
Cash	309,814	581,632
Collateral held at broker for open credit default swap contracts	27,660	—
Receivable for investments sold and repaid	3,613	52,817
Interest receivable	41,864	29,855
Receivable for common stock purchased	—	532
Deferred financing costs	6,037	1,273
Receivable on credit default swaps	60	—
Prepaid expenses and other assets	61	30

Total assets	$4,501,423	$3,321,967

Liabilities
Payable for investments purchased	$188,760	$163,785
Repurchase agreement payable(1)	550,000	550,000
Credit facilities payable	707,494	170,494
Stockholder distributions payable	19,432	17,826
Management fees payable	21,780	15,013
Accrued capital gains incentive fees(2)	19,694	9,234
Subordinated income incentive fees payable(2)	8,419	—
Administrative services expense payable	1,614	571
Interest payable	7,212	2,858
Directors’ fees payable	185	183
Unamortized credit default swap premiums received	15,262	—
Unrealized depreciation on credit default swaps	2,652	—
Other accrued expenses and liabilities	1,951	1,018

Total liabilities	1,544,455	930,982

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 309,258,060 and 254,572,096 shares issued and outstanding, respectively	309	255
Capital in excess of par value	2,881,006	2,363,943
Accumulated undistributed (distributions in excess of) net realized gains on investments and credit default swaps and gain/loss on foreign currency(4)	(7,435)	7,911
Accumulated undistributed (distributions in excess of) net investment income(4)	2,066	(9,983)
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	81,022	28,859

Total stockholders’ equity	2,956,968	2,390,985

Total liabilities and stockholders’ equity	$4,501,423	$3,321,967

Net asset value per share of common stock at period end	$9.56	$9.39

(1)	See Note 8 for a discussion of the Company’s repurchase transaction.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income
Interest income	$89,295	$47,105	$237,945	$89,381
Fee income	12,924	14,167	44,329	17,090
Dividend income	—	—	526	—

Total investment income	102,219	61,272	282,800	106,471

Operating expenses
Management fees	21,780	11,067	59,270	23,647
Capital gains incentive fees(1)	(1,861)	1,042	10,460	2,062
Subordinated income incentive fees(1)	8,419	8,871	18,098	8,871
Administrative services expenses	1,092	777	3,682	1,882
Stock transfer agent fees	729	561	2,429	1,608
Accounting and administrative fees	187	175	854	395
Interest expense	9,187	3,563	22,340	6,674
Directors’ fees	180	177	638	480
Other general and administrative expenses	1,241	594	3,511	1,748

Operating expenses	40,954	26,827	121,282	47,367
Add: Expense recoupment to sponsor(2)	—	—	—	2,041

Total operating expenses	40,954	26,827	121,282	49,408

Net investment income (loss)	61,265	34,445	161,518	57,063

Realized and unrealized gain/loss
Net realized gain (loss) on investments	(2,005)	1,114	(2,215)	2,773
Net realized gain (loss) on total return swap(3)	—	—	—	19,689
Net realized gain (loss) on credit default swaps	2,401	—	2,401	—
Net realized gain (loss) on foreign currency	(43)	(44)	(37)	(144)
Net change in unrealized appreciation (depreciation) on investments	(6,987)	4,090	54,820	2,832
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	—	—	(5,641)
Net change in unrealized appreciation (depreciation) on credit default swaps	(2,652)	—	(2,652)	—
Net change in unrealized gain (loss) on foreign currency	5	(20)	(5)	130

Total net realized and unrealized gain (loss) on investments	(9,281)	5,140	52,312	19,639

Net increase (decrease) in net assets resulting from operations	$51,984	$39,585	$213,830	$76,702

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.17	$0.24	$0.72	$0.64

Weighted average shares outstanding	307,734,691	165,565,150	298,451,718	119,689,382

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operations
Net investment income (loss)	$161,518	$57,063
Net realized gain (loss) on investments, total return swap, credit default swaps and foreign currency(1)	149	22,318
Net change in unrealized appreciation (depreciation) on investments	54,820	2,832
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(5,641)
Net change in unrealized appreciation (depreciation) on credit default swaps	(2,652)	—
Net change in unrealized gain (loss) on foreign currency	(5)	130

Net increase (decrease) in net assets resulting from operations	213,830	76,702

Stockholder distributions(2)
Distributions from net investment income	(149,469)	(56,457)
Distributions from net realized gain on investments	(15,495)	(11,854)

Net decrease in net assets resulting from stockholder distributions	(164,964)	(68,311)

Capital share transactions
Issuance of common stock(3)	442,395	1,312,484
Reinvestment of stockholder distributions(3)	87,432	37,108
Repurchases of common stock(3)	(11,024)	(1,141)
Offering costs	(1,686)	(4,600)

Net increase in net assets resulting from capital share transactions	517,117	1,343,851

Total increase in net assets	565,983	1,352,242
Net assets at beginning of period	2,390,985	527,727

Net assets at end of period	$2,956,968	$1,879,969

Accumulated undistributed (distributions in excess of) net investment income(2)	$2,066	$(2,876)

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$213,830	$76,702
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(2,373,986)	(2,051,561)
Paid-in-kind interest	(7,265)	(308)
Proceeds from sales and repayments of investments	987,191	394,681
Net realized (gain) loss on investments	2,215	(2,773)
Net change in unrealized (appreciation) depreciation on investments	(54,820)	(2,832)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	5,641
Net change in unrealized (appreciation) depreciation on credit default swaps	2,652	—
Accretion of discount	(9,821)	(8,291)
Amortization of deferred financing costs	1,370	306
(Increase) decrease in due from counterparty	—	97,441
(Increase) decrease in collateral held at broker for open swap contracts	(27,660)	—
(Increase) decrease in receivable for investments sold and repaid	49,204	(205)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	1,635
(Increase) decrease in interest receivable	(12,009)	(26,633)
(Increase) decrease in receivable due on total return swap(1)	—	396
(Increase) decrease in receivable on credit default swaps	(60)	—
(Increase) decrease in prepaid expenses and other assets	(31)	75
Increase (decrease) in payable for investments purchased	24,975	(1,710)
Increase (decrease) in management fees payable	6,767	8,600
Increase (decrease) in accrued capital gains incentive fees	10,460	1,584
Increase (decrease) in subordinated income incentive fees payable	8,419	8,871
Increase (decrease) in administrative services expense payable	1,043	639
Increase (decrease) in interest payable	4,354	1,799
Increase (decrease) in directors’ fees payable	2	180
Increase (decrease) in unamortized swap premiums received	15,262	—
Increase (decrease) in other accrued expenses and liabilities	933	283

Net cash used in operating activities	(1,156,975)	(1,495,480)

Cash flows from financing activities
Issuance of common stock	442,927	1,312,916
Reinvestment of stockholder distributions	87,432	37,108
Repurchases of common stock	(11,024)	(1,141)
Offering costs	(1,686)	(4,600)
Stockholder distributions	(163,358)	(71,655)
Borrowings under credit facilities(3)	537,000	170,494
Borrowings under repurchase agreement(4)	—	432,500
Deferred financing costs paid	(6,134)	(1,557)

Net cash provided by financing activities	885,157	1,874,065

Total increase (decrease) in cash	(271,818)	378,585
Cash at beginning of period	581,632	107,157

Cash at end of period	$309,814	$485,742

Supplemental disclosure
Local and excise taxes paid	$469	$74

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 4 for a discussion of expense reimbursements payable to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2014 and 2013, the Company paid $3,061 and $345, respectively, in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transaction. During the nine months ended September 30, 2014 and 2013, the Company paid $13,555 and $4,224, respectively, in interest expense pursuant to the repurchase agreement.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—66.3%
A.T. Cross Co.	(e)(g)	Retailing	L+825		9/6/19	$36,630	$36,630	$36,264
A.T. Cross Co.	(p)	Retailing	L+825		9/6/19	20,000	20,000	19,800
Air Medical Group Holdings, Inc.	(g)	Health Care Equipment & Services	L+400	1.0%	6/30/18	5,440	5,515	5,460
Alon USA Partners, L.P.	(e)(l)	Energy	L+800	1.3%	11/26/18	4,094	3,935	4,176
Alvogen Pharma US, Inc.	(g)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,183	9,139	9,286
American Tire Distributors, Inc.	(g)	Automobiles & Components	L+475	1.0%	6/1/18	1,284	1,281	1,285
AP Exhaust Acquisition, LLC	(e)(h)(i)	Automobiles & Components	L+775	1.5%	1/16/21	155,000	155,000	153,450
Apex Tool Group, LLC	(i)	Capital Goods	L+325	1.3%	1/31/20	5,260	5,239	5,091
ARG IH Corp.	(h)	Consumer Services	L+375	1.0%	11/15/20	1,390	1,386	1,390
Ascend Learning, LLC	(i)	Software & Services	L+500	1.0%	7/31/19	3,924	3,908	3,946
Ascension Insurance, Inc.	(e)(f)	Insurance	L+825	1.3%	3/5/19	78,845	77,713	78,057
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,570	7,591	7,577
Attachmate Corp.	(g)(h)	Software & Services	L+575	1.5%	11/22/17	6,724	6,781	6,744
Avaya Inc.	(i)	Technology Hardware & Equipment	L+450		10/26/17	3,953	3,745	3,777
Azure Midstream Energy LLC	(g)	Energy	L+550	1.0%	11/15/18	4,331	4,276	4,299
Boomerang Tube, LLC	(e)	Energy	L+950	1.5%	10/11/17	4,500	4,407	4,039
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,427	3,415
BRG Sports, Inc.	(g)(h)	Consumer Durables & Apparel	L+550	1.0%	4/15/21	5,711	5,602	5,754
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	12,750	12,501	12,559
Cadillac Jack, Inc.	(e)(g)(h)(i)(l)	Consumer Services	L+850	1.0%	5/15/19	163,963	162,111	169,496
Caesars Entertainment Operating Co., Inc.	(l)	Consumer Services	L+575		3/1/17	15,620	14,766	14,259
Caesars Entertainment Operating Co., Inc.	(l)	Consumer Services	L+675		3/1/17	15,707	14,934	14,363
Caesars Entertainment Operating Co., Inc.	(l)	Consumer Services	L+850	2.0%	10/31/16	2,671	2,701	2,571
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(l)	Consumer Services	L+875	1.0%	3/1/17	68,749	68,256	65,337
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)	Consumer Services	L+600	1.0%	10/11/20	58,650	55,490	56,304
Cengage Learning Acquisitions, Inc.	(g)(j)	Media	L+600	1.0%	3/6/20	5,378	5,354	5,385
Community Health Systems, Inc.	(g)(l)	Health Care Equipment & Services	L+325	1.0%	1/17/21	4,010	3,992	4,003
Corner Investment PropCo, LLC	(e)(g)	Consumer Services	L+975	1.3%	11/2/19	41,000	41,552	41,718
CoSentry.Net, LLC	(e)(f)(i)	Software & Services	L+800	1.3%	12/31/19	58,091	58,091	58,382
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,523	5,501	5,597
Cumulus Media Inc.	(h)(l)	Media	L+325	1.0%	12/23/20	3,794	3,760	3,736
DAE Aviation Holdings, Inc.	(h)(i)(l)	Capital Goods	L+400	1.0%	11/2/18	3,895	3,887	3,915
Del Monte Foods Consumer Products, Inc.	(i)(l)	Food, Beverage & Tobacco	L+325	1.0%	12/6/20	2,795	2,782	2,626
Drew Marine Group Inc.	(h)(l)	Energy	L+350	1.0%	11/19/20	2,647	2,644	2,627

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	$7,182	$7,059	$7,245
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,353	4,267	4,426
EquiPower Resources Holdings, LLC	(g)	Utilities	L+325	1.0%	12/21/18	1,458	1,484	1,454
ERC Ireland Holdings Ltd.	(l)	Telecommunication Services	EURIBOR+450		9/30/19	€9,927	8,041	12,112
Extreme Reach, Inc.	(g)	Media	L+575	1.0%	1/24/20	$2,810	2,772	2,824
FairPoint Communications, Inc.	(e)(h)(l)	Telecommunication Services	L+625	1.3%	2/14/19	21,547	21,706	21,911
Filtration Group Corp.	(h)	Energy	L+350	1.0%	11/20/20	2,431	2,420	2,425
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,179	4,160	4,185
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	5,573	5,533	5,601
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,005	2,027	2,010
iHeartCommunications, Inc.	(e)	Media	L+365		1/29/16	2,982	2,688	2,959
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	4,420	4,400	4,421
Industrial Group Intermediate Holdings, LLC	(h)(i)	Materials	L+800	1.3%	5/31/20	84,570	84,570	84,570
Industry City TI Lessor, L.P.		Consumer Services	10.3%		6/30/26	9,825	9,825	9,825
Internap Network Services Corp.	(g)(l)	Software & Services	L+500	1.0%	11/26/19	9,925	9,839	9,950
Intralinks, Inc.	(g)(h)(l)	Software & Services	L+525	2.0%	2/24/19	24,875	24,654	24,751
Intrawest Operations Group, LLC	(i)(k)	Consumer Services	L+450	1.0%	12/9/20	8,428	8,360	8,456
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	21,000	20,852	22,050
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	1,765	1,753	1,765
Kanders C3 Holdings, LLC	(p)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,204
Lantiq Deutschland GmbH	(e)(l)	Software & Services	L+900	2.0%	11/16/15	1,521	1,471	1,513
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,336	7,274	7,464
MB Precision Holdings LLC	(e)(h)(i)	Capital Goods	L+725	1.3%	1/23/20	62,528	62,528	61,902
MMI International Ltd.	(g)(l)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	6,180	6,041	6,195
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,768	2,782	2,766
MModal Inc.	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,062	10,111
Mood Media Corp.	(g)(l)	Media	L+600	1.0%	5/1/19	1,812	1,795	1,785
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,899	12,120
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,505	5,681
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,013	2,023	2,011
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,877	3,845	3,978
New Star Metals Inc.	(e)(g)(h)(i)	Capital Goods	L+800	1.3%	3/20/20	110,025	110,025	110,025
Nexeo Solutions, LLC	(h)(i)	Capital Goods	L+350	1.5%	9/8/17	2,440	2,432	2,422
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+814	1.3%	9/10/19	75,000	75,000	74,250
Opal Acquisition, Inc.	(h)(i)	Consumer Services	L+400	1.0%	11/27/20	10,864	10,787	10,857

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	$3,810	$3,808	$3,898
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	1,722	1,734	1,760
Payless ShoeSource, Inc.	(g)	Consumer Durables & Apparel	L+400	1.0%	3/5/21	5,345	5,320	5,158
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	9,950	9,766	10,099
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/22/21	723	719	710
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	60,000	60,000	60,000
Production Resource Group, LLC	(g)(h)(i)	Media	L+750	1.0%	7/23/19	47,500	47,500	46,431
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,596
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,973	2,993	2,966
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,173	1,163	1,120
RGL Reservoir Operations Inc.	(g)(h)(l)	Energy	L+500	1.0%	8/13/21	6,857	6,654	6,803
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	18,000	17,659	18,084
Sirius Computer Solutions, Inc.	(e)	Software & Services	L+575	1.3%	12/7/18	7,519	7,463	7,623
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/15/19	43,746	43,191	42,907
Sorenson Communications, Inc.	(e)(g)(h)(i)	Telecommunication Services	L+575	2.3%	4/30/20	101,755	101,279	104,299
Southcross Holdings Borrower LP		Energy	L+500	1.0%	8/4/21	317	315	317
Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,876	7,467
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,247	7,196	7,266
Stallion Oilfield Holdings, Inc.	(e)(g)	Energy	L+675	1.3%	6/19/18	9,646	9,571	9,761
SunGard Availability Services, Inc.	(j)(k)	Software & Services	L+500	1.0%	3/31/19	4,987	4,618	4,629
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,937	19,938	19,738
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,443	6,362	6,500
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,936	4,940	4,929
U.S. Xpress Enterprises, Inc.	(e)(h)(i)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	95,000	95,000	95,000
UTEX Industries, Inc.		Energy	L+400	1.0%	5/21/21	1,151	1,145	1,149
Waste Pro USA, Inc.	(e)(h)(i)(k)	Commercial & Professional Services	L+750	1.0%	9/30/20	119,778	119,778	119,778
Waste Pro USA, Inc.	(k)(p)	Commercial & Professional Services	L+750	1.0%	9/30/20	12,222	12,222	12,222

Total Senior Secured Loans—First Lien							1,991,348	2,003,122
Unfunded Loan Commitments							(42,426)	(42,426)

Net Senior Secured Loans—First Lien							1,948,922	1,960,696

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—39.7%
Accellent Inc.		Health Care Equipment & Services	L+650	1.0%	3/11/22	$8,814	$8,793	$8,544
Advantage Sales & Marketing Inc.	(g)(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,205	4,187
Alison US LLC	(g)(l)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,267	4,317
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,422	3,491
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,284	3,314
American Energy—Utica, LLC	(e)(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	105,187	105,187	105,713
American Energy—Utica, LLC	(f)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	71,428	71,428	71,785
AssuredPartners, Inc.		Insurance	L+675	1.0%	3/31/22	7,000	6,933	6,930
Asurion, LLC		Insurance	L+750	1.0%	3/3/21	15,957	15,733	16,177
Attachmate Corp.	(e)(k)	Software & Services	L+950	1.5%	11/22/18	53,729	54,364	54,669
Berlin Packaging LLC		Commercial & Professional Services	Prime+650	3.3%	4/2/20	3,571	3,631	3,556
BlackBrush Oil & Gas, L.P.		Energy	L+650	1.0%	7/30/21	6,637	6,588	6,554
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,540	2,699
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	601	628
BRG Sports, Inc.		Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,198	12,563
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667
Camp International Holding Co.	(g)	Capital Goods	L+725	1.0%	11/29/19	1,106	1,106	1,118
Capital Automotive L.P.	(e)(g)(k)	Real Estate	L+500	1.0%	4/30/20	10,038	9,984	10,188
Catalina Marketing Corp.		Media	L+675	1.0%	4/1/22	10,000	9,929	9,625
Centaur Acquisition, LLC		Consumer Services	L+750	1.3%	2/20/20	15,585	15,871	15,838
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,670	30,300
CHG Buyer Corp.	(e)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,665	5,855
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,237	2,263
Colouroz Investment 2 LLC	(i)(k)(l)	Materials	L+725	1.0%	9/5/22	5,714	5,671	5,636
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,675	16,819
Crossmark Holdings, Inc.		Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,797	7,720
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,932	5,000
DAE Aviation Holdings, Inc.	(l)	Capital Goods	L+675	1.0%	7/30/19	18,750	18,580	18,962
Del Monte Foods Consumer Products, Inc.	(l)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,303	3,045
Devix US, Inc.		Health Care Equipment & Services	L+700	1.0%	5/2/22	1,364	1,350	1,363
Drew Marine Group Inc.	(l)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,514
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,442	25,281

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Extreme Reach, Inc.		Media	L+950	1.0%	1/22/21	$10,000	$9,817	$10,075
Filtration Group Corp.		Energy	L+725	1.0%	11/21/21	5,158	5,173	5,177
Flexera Software LLC		Software & Services	L+700	1.0%	4/2/21	10,000	9,953	9,800
Ikaria Acquisition Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+775	1.0%	2/14/22	5,000	4,965	5,075
Inmar Acquisition Sub, Inc.		Software & Services	L+700	1.0%	1/27/22	2,830	2,804	2,816
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	4,200	4,262	4,184
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	9,914	9,921	10,236
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
LM U.S. Member LLC	(e)	Transportation	L+725	1.0%	10/26/20	15,137	15,214	15,188
MD America Energy, LLC		Energy	L+850	1.0%	8/4/19	12,500	11,890	12,224
Mitchell International, Inc.		Software & Services	L+750	1.0%	10/11/21	10,000	10,232	10,013
Neff Rental LLC		Capital Goods	L+625	1.0%	6/9/21	14,493	14,423	14,565
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,778	14,850
Onex Carestream Finance L.P.	(e)(f)(k)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,435	9,278	9,502
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,759	14,645
Paw Luxco II Sarl	(l)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,050	6,865
Payless ShoeSource, Inc.		Consumer Durables & Apparel	L+750	1.0%	3/4/22	$14,092	13,958	13,388
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,446	5,459
Pelican Products, Inc.		Capital Goods	L+825	1.0%	4/9/21	5,438	5,399	5,458
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,881	9,034
Printpack Holdings, Inc.	(e)(i)	Materials	L+875	1.0%	5/28/21	60,000	58,841	60,300
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,872	81,200
Redtop Acquisitions Ltd.	(l)	Consumer Services	L+725	1.0%	5/22/21	7,463	7,378	7,537
Renaissance Learning, Inc.		Software & Services	L+700	1.0%	4/11/22	12,857	12,735	12,616
Road Infrastructure Investment, LLC		Consumer Services	L+675	1.0%	9/21/21	7,759	7,722	7,540
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	2,000	1,983	1,993
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,055	2,045
Sequential Brands Group, Inc.	(e)(i)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	50,000	50,000	50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/2/21	7,000	6,934	6,985
Templar Energy LLC	(h)(k)	Energy	L+750	1.0%	11/25/20	29,231	28,581	28,390
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,438	28,700
TNS, Inc.	(f)(h)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	50,996	50,954
TriZetto Group, Inc.	(e)	Software & Services	L+725	1.3%	3/28/19	12,558	12,521	12,652
Ultima US Holdings LLC	(l)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,006	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,457	2,534

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
UTEX Industries, Inc.		Energy	L+725	1.0%	5/20/22	$1,909	$1,900	$1,922
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	13,000
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,323	18,165	18,277
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	838
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,754	2,761
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,956	4,950

Total Senior Secured Loans—Second Lien							1,166,376	1,175,429

Senior Secured Bonds—8.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,640	27,158
Allen Systems Group, Inc.	(f)(m)(q)	Software & Services	10.5%		11/15/16	14,225	10,243	7,610
Altice Financing S.A.	(j)(l)	Media	7.8%		5/15/22	7,000	7,000	7,131
Aspect Software, Inc.	(f)(j)(k)	Software & Services	10.6%		5/15/17	8,005	8,286	8,005
Avaya Inc.	(e)(j)	Technology Hardware & Equipment	7.0%		4/1/19	14,500	13,971	14,119
Avaya Inc.	(e)	Technology Hardware & Equipment	9.0%		4/1/19	6,500	6,480	6,654
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,165	67,102
CEVA Group Plc	(j)(l)	Transportation	9.0%		9/1/21	2,000	2,000	2,015
Erickson Air-Crane Inc.	(e)	Capital Goods	8.3%		5/1/20	6,402	6,166	6,130
FourPoint Energy, LLC	(f)	Energy	8.5%		12/31/20	14,625	12,835	12,833
Global A&T Electronics Ltd.	(f)(l)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,114
iHeartCommunications, Inc.	(e)	Media	9.0%		12/15/19	1,844	1,724	1,867
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,550	17,526	17,945
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	2,100
Logan’s Roadhouse Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,020	27,887
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,248	10,099
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,750	2,725	3,094
Quiksilver, Inc.	(j)(l)	Consumer Durables & Apparel	7.9%		8/1/18	2,500	2,308	2,244
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,680
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,154	18,499
WMG Acquisition Corp.	(j)	Media	5.6%		4/15/22	650	650	655

Total Senior Secured Bonds							271,141	255,941

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—13.9%
Acosta, Inc.	(j)	Consumer Services	7.8%		10/1/22	$4,800	$4,800	$4,788
The AES Corp.	(j)(l)	Energy	5.5%		3/15/24	1,950	1,950	1,906
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,597	3,502
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	2,544	2,657	2,627
Atlas Energy Holdings Operating Co., LLC	(j)(l)	Energy	7.8%		1/15/21	5,000	5,000	4,975
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,031	5,810
Avaya Inc.	(j)	Technology Hardware & Equipment	10.5%		3/1/21	9,950	9,077	8,744
Beazer Homes USA, Inc.	(j)(l)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,764
Brocade Communications Systems, Inc.	(j)(l)	Telecommunication Services	4.6%		1/15/23	2,750	2,750	2,647
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/15/19	39,746	39,746	39,746
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,211	6,250
Cadillac Jack, Inc.	(f)(l)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	51,350	35,183	54,302
Calumet Specialty Products Partners, L.P.	(j)(l)	Energy	6.5%		4/15/21	2,500	2,500	2,395
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,019	10,368
Compressco Partners, LP	(j)(l)	Energy	7.3%		8/15/22	4,000	3,941	4,030
DigitalGlobe, Inc.	(j)(l)	Software & Services	5.3%		2/1/21	1,100	1,100	1,059
Elizabeth Arden, Inc.	(f)(j)(k)(l)	Food & Staples Retailing	7.4%		3/15/21	3,170	2,882	2,829
Entegris, Inc.	(j)(l)	Technology Hardware & Equipment	6.0%		4/1/22	3,750	3,750	3,797
Era Group Inc.	(j)(l)	Energy	7.8%		12/15/22	7,250	7,142	7,649
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	671	750
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		11/1/14	313	313	313
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	3,500	3,500	3,583
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,985	5,933
Jefferies Finance LLC	(j)(l)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,543
Jefferies Finance LLC	(j)(l)	Diversified Financials	6.9%		4/15/22	950	950	940
Jupiter Resources Inc.	(i)(j)(l)	Energy	8.5%		10/1/22	20,000	19,165	17,913
The Kenan Advantage Group, Inc.	(e)(j)	Transportation	8.4%		12/15/18	6,250	6,412	6,531
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,111	8,670
Legacy Reserves L.P.	(e)(l)	Energy	8.0%		12/1/20	8,250	8,102	8,600
Mood Media Corp.	(e)(f)(j)(l)	Media	9.3%		10/15/20	46,207	45,586	38,405
MultiPlan Holdings, Inc.	(j)	Software & Services	6.6%		4/1/22	950	950	963

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NRG Energy, Inc.	(j)(l)	Energy	6.3%		7/15/22	$4,750	$4,750	$4,859
Nuveen Investments, Inc.	(e)	Diversified Financials	9.1%		10/15/17	12,000	12,000	12,883
Ocean Rig UDW Inc	(j)(l)	Energy	7.3%		4/1/19	4,700	4,700	4,324
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	28,249
Resolute Energy Corp.	(j)(l)	Energy	8.5%		5/1/20	5,800	5,859	5,816
Rex Energy Corp.	(e)(l)	Energy	8.9%		12/1/20	15,000	14,910	16,245
Rex Energy Corp.	(j)(l)	Energy	6.3%		8/1/22	3,950	3,950	3,846
Rockies Express Pipeline LLC	(j)	Energy	6.0%		1/15/19	3,250	3,250	3,411
Sidewinder Drilling Inc.	(e)	Capital Goods	9.8%		11/15/19	1,872	1,872	1,881
Sophia Holding Finance, L.P.	(f)	Software & Services	9.6%		12/1/18	2,750	2,726	2,784
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,370	14,490
Southern Graphics Inc.	(e)	Media	8.4%		10/15/20	1,000	1,000	1,044
Spirit AeroSystems Holdings, Inc.	(j)(l)	Capital Goods	5.3%		3/15/22	750	750	754
Tenet Healthcare Corp.	(j)(l)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	6,084
TMS International Corp.	(j)	Energy	7.6%		10/15/21	1,250	1,250	1,328
Triangle USA Petroleum Corp.	(j)(l)	Energy	6.8%		7/15/22	2,350	2,350	2,309
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,145
Warren Resources, Inc.	(j)(l)	Energy	9.0%		8/1/22	11,650	11,489	11,504
Windstream Corp.	(j)(l)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,558
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,775
Wok Acquisition Corp.	(f)(j)(k)	Consumer Services	10.3%		6/30/20	10,468	10,797	10,468
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,333

Total Subordinated Debt							395,804	410,422

Collateralized Securities—6.0%
AMMC 2012 CDO 11A Class Subord.	(l)	Diversified Financials	11.5%		10/30/23	6,000	4,152	4,649
Apidos CLO XIV Class E	(l)	Diversified Financials	L+440		4/15/25	6,000	5,369	5,361
Ares 2012 CLO 2A Class Subord.	(l)	Diversified Financials	6.3%		10/12/23	8,500	6,784	6,106
CGMS CLO 2013-3A Class E	(l)	Diversified Financials	L+525		7/15/25	5,000	4,485	4,402
CGMS CLO 2013-3A Class Subord.	(l)	Diversified Financials	16.8%		7/15/25	22,000	16,642	21,096
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(l)	Diversified Financials	17.1%		8/1/25	15,000	11,862	14,934
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(l)	Diversified Financials	14.6%		12/20/21	76,260	75,514	78,929
Octagon CLO 2012-1A Class Income	(l)	Diversified Financials	16.2%		1/15/24	4,650	3,091	3,866
Wind River CLO Ltd. 2013-1A Class Subord. B	(l)	Diversified Financials	12.8%		4/20/25	40,720	33,646	37,386

Total Collateralized Securities							161,545	176,729

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/Contracts	Cost	Fair Value(d)
Equity/Other—4.5%
A.T. Cross Co., Common Equity, Class A Units	(m)	Retailing	1,000,000	$1,000	$1,000
Amaya Gaming Group Inc., Warrants	(l)(m)	Consumer Services	2,000,000	16,832	41,490
American Energy Ohio Holdings, LLC, Common Equity	(m)(n)	Energy	12,900,000	12,900	12,900
AP Exhaust Acquisition, LLC, Common Equity	(m)(o)	Automobiles & Components	8,378	8,378	6,786
BPA Laboratories, Inc., Series A Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants	(l)(m)	Retailing	17,256,081	1,898	6,385
CoSentry.Net, LLC, Preferred Equity	(m)	Software & Services	2,632	2,500	3,337
Eastman Kodak Co., Common Equity	(m)	Consumer Durables & Apparel	1,846	36	41
ERC Ireland Holdings Ltd., Warrants	(l)(m)	Telecommunication Services	4,943	551	836
ERC Ireland Holdings Ltd., Common Equity	(k)(l)(m)	Telecommunication Services	22,401	2,595	3,790
FourPoint Energy, LLC, Common Equity	(m)(o)	Energy	2,437	1,610	3,033
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(o)	Materials	2,107,438	2,107	2,213
Kanders C3 Holdings, LLC, Common Equity	(f)	Capital Goods	60,872	5,000	852
MB Precision Holdings LLC, Common Equity	(m)	Capital Goods	2,100,000	2,100	1,890
MModal Inc. Common Equity	(e)(g)(m)	Health Care Equipment & Services	132,235	2,182	2,485
New Star Metals Inc. Common Equity		Capital Goods	2,223,246	2,250	3,335
Professional Plumbing Group, Inc. Common Equity	(m)	Capital Goods	3,000,000	3,000	3,600
PSAV Holdings LLC, Common Equity	(m)	Technology Hardware & Equipment	10,000	10,000	14,000
Sorenson Communications, Inc., Common Equity	(e)(f)(m)	Telecommunication Services	43,796	—	14,510
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(m)	Energy	1,250,000	2,010	2,129
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	4,715
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	4,000	2,894	1,520
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	5,000	2,022	1,350
Weight Watchers International, Inc., Put Option	(l)(m)(r)	Food & Staples Retailing	5,000	1,504	900

Total Equity/Other				84,847	133,097

TOTAL INVESTMENTS—139.1%				$4,028,635	4,112,314

LIABILITIES IN EXCESS OF OTHER ASSETS—(39.1%)	(s)				(1,155,346)

NET ASSETS—100.0%					$2,956,968

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

Credit Default Swaps on Corporate Issues—Sell Protection

Reference Entity	Counterparty	Implied Credit Spread at September 30, 2014(t)	Industry	Fixed Deal Received Rate	Maturity	Notional(u)	Market Value(d)	Unamortized Premiums Paid (Received)	Unrealized Appreciation (Depreciation)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	100.8%	Consumer Services	5.0%	12/20/14	$2,000	$(348)	$(194)	$(154)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	125.4%	Consumer Services	5.0%	6/20/15	15,000	(6,837)	(5,807)	(1,030)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	107.6%	Consumer Services	5.0%	9/20/15	22,000	(10,729)	(9,261)	(1,468)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of September 30, 2014, the three-month London Interbank Offered Rate was 0.24%, the Euro Interbank Offered Rate was 0.08% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Position or portion thereof unsettled as of September 30, 2014.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2014

(in thousands, except share amounts)

(l)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2014, 79.0% of the Company’s total assets represented qualifying assets.

(m)	Security is non-income producing.

(n)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security is an unfunded loan commitment.

(q)	Security was on non-accrual status as of September 30, 2014.

(r)	Put options expire January 15, 2016. The strike prices are $20.00, $17.50 and $15.00, respectively.

(s)	Includes the effect of credit default swap positions.

(t)	Implied credit spread, represented in absolute terms, utilized in determining the market value of the credit default swap agreements as of period end serves as an indicator of the current status of the payment/performance risk and represents the likelihood or risk of default for the credit derivative. The implied credit spread of a particular referenced entity reflects the cost of buying/selling protection and may include upfront payments required in connection with the entrance into the agreement. Wider credit spreads generally represent a deterioration of the referenced entity’s credit soundness and a greater likelihood or risk of default or other credit event occurring, as defined under the terms of the applicable agreement.

(u)	The maximum potential amount the Company could be required to pay as a seller of credit protection if a credit event occurs as defined under the terms of the applicable agreement.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
MetoKote Corp.	(d)(f)	Materials	L+800	1.3%	9/30/19	$16,190	$16,190	$16,352
MMI International Ltd.	(f)(g)(h)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	11,550	11,244	11,254
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	3,012	3,030	3,036
MModal Inc.	(d)(f)	Health Care Equipment & Services	L+650	1.3%	8/16/19	16,801	16,469	14,480
Moxie Liberty LLC	(f)(g)	Energy	L+650	1.0%	8/21/20	11,853	11,901	12,179
Moxie Patriot, LLC	(g)	Energy	L+575	1.0%	12/18/20	5,556	5,500	5,694
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,191	2,204	2,208
National Mentor Holdings, Inc.	(f)	Health Care Equipment & Services	L+525	1.3%	2/9/17	7,899	8,003	7,964
National Vision, Inc.	(f)	Health Care Equipment & Services	L+575	1.3%	8/2/18	2,336	2,363	2,343
New HB Acquisition, LLC		Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,896	3,860	4,042
Nexeo Solutions, LLC	(d)	Capital Goods	L+350	1.5%	9/8/17	6,903	6,823	6,911
Nova Wildcat Amerock, LLC	(d)(f)	Consumer Durables & Apparel	L+825	1.3%	9/10/19	75,000	75,000	75,000
Opal Acquisition, Inc.	(g)	Consumer Services	L+400	1.0%	11/27/20	14,946	14,821	14,983
Panda Sherman Power, LLC	(d)	Energy	L+750	1.5%	9/14/18	3,818	3,816	3,933
Panda Temple Power, LLC (TLA)	(d)	Energy	L+700	1.5%	7/17/18	2,000	2,017	2,054
Patheon Inc.	(d)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+600	1.3%	12/14/18	10,156	9,892	10,275
Professional Plumbing Group, Inc.	(d)(f)	Capital Goods	L+875	0.8%	7/31/19	32,419	32,419	32,743
PRV Aerospace, LLC	(f)	Capital Goods	L+525	1.3%	5/9/18	3,039	3,063	3,053
Reddy Ice Holdings, Inc.	(f)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,182	1,170	1,181
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+350	1.0%	6/29/18	2,035	2,025	2,046
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+350	1.0%	6/29/18	1,680	1,672	1,680
Sirius Computer Solutions, Inc.	(d)	Software & Services	L+575	1.3%	12/7/18	8,096	8,027	8,228
Smile Brands Group Inc.	(d)(e)(f)	Health Care Equipment & Services	L+625	1.3%	8/15/19	39,090	38,429	38,650
Sorenson Communication, Inc.	(d)(f)	Telecommunication Services	L+825	1.3%	10/31/14	29,754	29,830	30,200
Sports Authority, Inc.	(f)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	8,222	8,293	8,212
Sprint Industrial Holdings LLC	(f)	Energy	L+575	1.3%	11/14/19	6,396	6,338	6,476
Stallion Oilfield Holdings, Inc.	(d)(f)	Energy	L+675	1.3%	6/19/18	9,950	9,859	10,174
Swift Worldwide Resources US Holdings Corp. A		Energy	L+800	1.3%	4/30/19	20,088	20,088	20,088
Technicolor SA	(d)(f)(g)(h)	Media	L+600	1.3%	7/10/20	32,194	31,776	32,544
Therakos, Inc.	(d)(f)	Pharmaceuticals, Biotechnology & Life Sciences	L+625	1.3%	12/27/17	6,605	6,503	6,630
Totes Isotoner Corp.	(e)	Consumer Durables & Apparel	L+575	1.5%	7/7/17	911	910	916

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
TravelCLICK, Inc.	(f)	Consumer Services	L+450	1.3%	3/16/16	$1,969	$1,970	$1,988
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	89,550	89,550	89,550
Tri-Northern Acquisition, Inc.	(d)(e)(f)	Retailing	L+800	1.3%	7/1/19	18,621	18,621	18,621
UTEX Industries, Inc.	(f)	Energy	L+325	1.3%	4/10/20	2,689	2,677	2,705

Total Senior Secured Loans—First Lien							1,316,020	1,334,780
Unfunded Loan Commitments							(66,687)	(66,687)

Net Senior Secured Loans—First Lien							1,249,333	1,268,093

Senior Secured Loans—Second Lien—29.2%
Advantage Sales & Marketing Inc.	(e)	Commercial & Professional Services	L+725	1.0%	6/12/18	471	471	479
Alliance Laundry Systems LLC	(d)	Capital Goods	L+825	1.3%	12/10/19	3,450	3,419	3,499
American Energy—Utica, LLC	(d)(e)	Energy	L+950	1.5%	9/30/18	100,919	100,919	100,919
Attachmate Corp.	(d)	Software & Services	L+950	1.5%	11/22/18	17,223	17,246	16,907
Audio Visual Services Group, Inc.	(d)	Technology Hardware & Equipment	L+950	1.3%	5/9/18	15,320	15,195	15,818
Berlin Packaging LLC		Commercial & Professional Services	L+750	1.3%	4/2/20	3,571	3,638	3,665
Brasa (Holdings) Inc.	(d)	Consumer Services	L+950	1.5%	1/20/20	1,118	1,079	1,129
Camp International Holding Co.	(e)(f)(g)	Capital Goods	L+725	1.0%	11/29/19	2,106	2,106	2,152
Capital Automotive L.P.	(f)	Real Estate	L+500	1.0%	4/30/20	7,895	7,858	8,171
Centaur Acquisition, LLC	(g)	Consumer Services	L+750	1.3%	2/20/20	13,585	13,840	13,993
Cervalis LLC	(d)(e)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,615	30,000
CHG Buyer Corp.	(d)	Health Care Equipment & Services	L+775	1.3%	11/19/20	5,747	5,655	5,847
Citrus Energy Appalachia, LLC	(d)	Energy	L+850	1.3%	7/26/18	15,430	14,979	15,392
Consolidated Precision Products Corp.	(d)	Capital Goods	L+775	1.0%	4/30/21	16,750	16,668	17,085
CT Technologies Intermediate Holdings, Inc.		Software & Services	L+800	1.3%	10/2/20	5,000	4,927	5,016
Del Monte Foods Consumer Products, Inc.	(g)(h)	Food, Beverage & Tobacco	L+725	1.0%	6/6/21	3,333	3,300	3,375
Digital Insight Corp.		Software & Services	L+775	1.0%	10/16/20	12,000	12,253	12,255
Drew Marine Group Inc.	(h)	Energy	L+700	1.0%	5/19/21	2,500	2,494	2,519
Eastman Kodak Co.		Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,395	25,219
Filtration Group Corp.	(g)	Energy	L+725	1.0%	11/21/21	5,158	5,174	5,287
ILC Industries, LLC	(e)	Capital Goods	L+1000	1.5%	7/11/19	3,024	2,869	2,903
Keystone Automotive Operations, Inc.	(d)(e)	Automobiles & Components	L+950	1.3%	8/15/20	44,500	43,644	46,169

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Kronos Inc.		Software & Services	L+850	1.3%	4/30/20	$7,715	$7,644	$7,999
Leedsworld Inc.	(d)(e)(f)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
LM U.S. Member LLC	(d)	Transportation	L+825	1.3%	10/26/20	15,137	15,221	15,355
Onex Carestream Finance L.P.	(d)(e)	Health Care Equipment & Services	L+850	1.0%	12/5/19	9,700	9,519	9,906
P2 Upstream Acquisition Co.		Energy	L+800	1.0%	4/30/21	14,500	14,788	14,790
Paw Luxco II Sarl	(h)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€7,000	8,524	8,709
Penton Media, Inc.		Media	L+775	1.3%	10/2/20	$9,000	8,868	9,000
Redtop Acquisitions Ltd.	(g)(h)	Consumer Services	L+725	1.0%	5/22/21	7,500	7,406	7,622
Renaissance Learning, Inc.	(g)	Software & Services	L+775	1.0%	4/24/21	7,000	6,895	7,083
Sabine Oil & Gas LLC		Energy	L+750	1.3%	12/31/18	1,907	1,891	1,931
Securus Technologies Holdings, Inc.		Telecommunication Services	L+775	1.3%	4/30/21	4,000	3,963	3,979
Sensus USA Inc.	(e)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,056	2,050
SESAC Holdings Inc.	(d)	Media	L+875	1.3%	7/12/19	2,000	1,974	2,050
Sheridan Holdings, Inc.	(g)	Health Care Equipment & Services	L+725	1.0%	12/20/21	10,784	10,730	10,885
StoneRiver Group, L.P.	(e)	Software & Services	L+725	1.3%	5/30/20	7,246	7,212	7,323
Teine Energy Ltd.	(e)(h)	Energy	L+625	1.3%	5/17/19	5,459	5,385	5,541
Templar Energy LLC		Energy	L+700	1.0%	11/25/20	19,231	18,849	19,339
Therakos, Inc.	(d)	Pharmaceuticals, Biotechnology & Life Sciences	L+1000	1.3%	6/27/18	28,000	27,310	28,677
TNS, Inc.	(e)	Telecommunication Services	L+800	1.0%	8/14/20	30,469	30,056	30,878
Travelport LLC	(e)	Consumer Services	L+800	1.5%	1/31/16	5,119	5,216	5,313
Travelport LLC	(d)	Consumer Services	4.0%, 4.4% PIK		12/1/16	8,207	7,282	8,381
TriZetto Group, Inc.	(d)	Software & Services	L+725	1.3%	3/28/19	4,186	4,133	4,019
Ultima US Holdings LLC	(h)	Capital Goods	L+850	1.0%	12/31/20	57,000	55,919	55,860
US Renal Care, Inc.		Health Care Equipment & Services	L+750	1.0%	7/3/20	2,500	2,452	2,538
UTEX Industries, Inc.		Energy	L+750	1.3%	4/10/21	3,243	3,228	3,324
Vantage Energy, LLC	(g)	Energy	L+750	1.0%	12/20/18	18,462	18,277	18,462
Vertafore, Inc.	(e)	Software & Services	L+825	1.5%	10/27/17	830	831	846
WNA Holdings, Inc.		Materials	L+725	1.3%	12/7/20	5,000	4,952	5,081

Total Senior Secured Loans—Second Lien							684,825	697,240

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2013

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate	Floor	Maturity	Principal Amount(b)	Amortized Cost	Fair Value(c)
Era Group Inc.	(h)	Energy	7.8%		12/15/22	$7,250	$7,136	$7,540
First Data Corp.	(g)	Software & Services	11.8%		8/15/21	1,000	1,035	1,057
Halcon Resources Corp.	(d)(h)	Energy	8.9%		5/15/21	2,250	2,353	2,276
Hub International Ltd.		Insurance	7.9%		10/1/21	3,500	3,500	3,618
Jefferies Finance LLC	(h)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,564
The Kenan Advantage Group, Inc.	(d)	Transportation	8.4%		12/15/18	6,250	6,436	6,609
Kinetic Concepts, Inc.	(e)	Health Care Equipment & Services	12.5%		11/1/19	7,800	8,145	8,795
LBC Tank Terminals Holding Netherlands BV	(e)(h)	Materials	6.9%		5/15/23	1,000	1,000	1,038
Legacy Reserves L.P.	(d)(h)	Energy	8.0%		12/1/20	8,250	8,089	8,524
Legacy Reserves L.P.	(d)(h)	Energy	6.6%		12/1/21	4,900	4,826	4,740
Memorial Production Partners L.P.	(d)(h)	Energy	7.6%		5/1/21	2,600	2,564	2,678
Memorial Resource Development LLC		Energy	10.8% PIK		12/15/18	6,700	6,566	6,700
Mood Media Corp.	(d)(e)(h)	Media	9.3%		10/15/20	46,207	45,524	40,662
NeuStar, Inc.	(h)	Software & Services	4.5%		1/15/23	2,750	2,750	2,499
Nuveen Investments, Inc.	(d)(e)	Diversified Financials	9.1%		10/15/17	15,000	15,000	15,082
Opal Acquisition, Inc.		Consumer Services	8.9%		12/15/21	27,000	27,000	27,169
Resolute Energy Corp.	(h)	Energy	8.5%		5/1/20	5,800	5,864	6,106
Revlon Consumer Products Corp.	(h)	Household & Personal Products	5.8%		2/15/21	5,050	5,050	5,000
Rex Energy Corp.	(d)(h)	Energy	8.9%		12/1/20	15,000	14,904	16,425
Rockies Express Pipeline LLC		Energy	6.0%		1/15/19	3,250	3,250	3,024
Sidewinder Drilling Inc.	(d)	Capital Goods	9.8%		11/15/19	2,000	2,000	1,770
Six Flags Entertainment Corp.	(h)	Consumer Services	5.3%		1/15/21	2,500	2,500	2,456
Sophia Holding Finance, L.P.	(e)	Software & Services	9.6%		12/1/18	9,750	9,653	10,067
Southern Graphics Inc.	(d)	Media	8.4%		10/15/20	1,000	1,000	1,025
Tenet Healthcare Corp.	(h)	Health Care Equipment & Services	8.1%		4/1/22	5,500	5,500	5,940
TMS International Corp.		Energy	7.6%		10/15/21	1,250	1,250	1,331
U.S. Coatings Acquisition Inc.		Capital Goods	7.4%		5/1/21	2,000	2,000	2,143
Windstream Corp.	(h)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,434

Total Subordinated Debt							278,306	276,640

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2014, the Company had six wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the fiscal year ended December 31, 2013 included in the Company’s annual report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The December 31, 2013 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

year ended December 31, 2013. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any,

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company segregates assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2013 have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,680,052	$486,879	139,570,349	$1,447,980
Reinvestment of Distributions	9,155,924	87,432	3,940,816	37,108

Total Gross Proceeds	55,835,976	574,311	143,511,165	1,485,088
Commissions and Dealer Manager Fees	—	(44,484)	—	(135,496)

Net Proceeds to Company	55,835,976	529,827	143,511,165	1,349,592
Share Repurchase Program	(1,150,012)	(11,024)	(121,500)	(1,141)

Net Proceeds from Share Transactions	54,685,964	$518,803	143,389,665	$1,348,451

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of November 7, 2014, the Company had sold a total of 312,860,686 shares of common stock and raised total gross proceeds of $3,212,935, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the nine months ended September 30, 2014 and 2013, the Company sold 55,835,976 and 143,511,165 shares of common stock for gross proceeds of $574,311 and $1,485,088, respectively, at an average price per share of $10.29 and $10.35, respectively. The gross proceeds received during the nine months ended September 30, 2014 and 2013 include reinvested stockholder distributions of $87,432 and $37,108, respectively, for which the Company issued 9,155,924 and 3,940,816 shares of common stock, respectively. During the period from October 1, 2014 to November 7, 2014, the Company issued 2,168,068 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $20,900 at an average price per share of $9.64.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $44,484 and $135,496 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On October 1, 2014, the Company repurchased 585,142 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.64 per share for aggregate consideration totaling $5,641.

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

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See Note 2 for a discussion of the treatment of the TRS (which was terminated on June 13, 2013) with respect to the calculation of the capital gains incentive fee.

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

Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, has funded certain of the Company’s offering costs and organization costs. These costs have been recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in the Company’s continuous public offering until all offering and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, the Company satisfied the minimum offering requirement. During the nine months ended

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

September 30, 2014 and 2013, Franklin Square Holdings did not fund any of the Company’s offering and organization costs, and the Company did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS2, FS2 was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,780	$11,067	$59,270	$23,647
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,861)	$1,042	$10,460	$2,062
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,419	$8,871	$18,098	$8,871
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,092	$777	$3,682	$1,882
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$11,388	$8,821	$26,068

(1)	During the nine months ended September 30, 2014 and 2013, $52,503 and $15,047, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2014, $21,780 in base management fees were payable to FSIC II Advisor.

(2)

During the nine months ended September 30, 2014 and 2013, the Company accrued capital gains incentive fees of $10,460 and $2,062, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

effective as of March 31, 2013. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the nine months ended September 30, 2014. The Company paid FSIC II Advisor $37 in capital gains incentive fees during the nine months ended September 30, 2013. As of September 30, 2014, the Company had accrued capital gains incentive fees of $19,694 based on the performance of its portfolio, all of which was based on unrealized gains.

(3)	During the nine months ended September 30, 2014 and 2013, $9,679 and $0, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2014, a subordinated incentive fee on income of $8,419 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2014 and 2013, $3,338 and $1,551, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $2,639 and $1,243 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2014 and 2013, respectively.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of November 7, 2014, the Company had sold an aggregate of 3,336,408 shares of common stock for aggregate gross proceeds of $30,524 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies, and may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if it had not obtained such relief. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the nine months ended September 30, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheet as of December 31, 2012. As of September 30, 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with the Company’s semi-monthly closing that occurred on June 17, 2013, FS Benefit Trust purchased approximately $34 of the Company’s shares at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
September 30, 2013	$0.1837	$30,873
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
September 30, 2014	$0.1885	$58,086

On October 10, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on October 31, 2014 to stockholders of record on October 30, 2014. On November 6, 2014, the Company’s board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on or about November 28, 2014 to stockholders of record on November 26, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the nine months ended September 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company’s repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	149,469	91%	56,457	83%
Short-term capital gains proceeds from the sale of assets	14,999	9%	11,854	17%
Long-term capital gains proceeds from the sale of assets	496	0%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$164,964	100%	$68,311	100%

(1)	During the nine months ended September 30, 2014 and 2013, 93.9% and 91.9%, respectively, of the Company’s gross investment income was attributable to cash interest earned, 3.5% and 7.8%, respectively, was attributable to non-cash accretion of discount and 2.6% and 0.3%, respectively, was attributable to paid-in-kind, or PIK, interest.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $172,386 and $69,384, respectively. As of September 30, 2014 and December 31, 2013, the Company had $23,933 and $15,495, respectively, of undistributed net investment income and realized gains on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2013 was adjusted following the filing of the Company’s 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2013 on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reclassification of realized gains on credit default swaps to income for tax purposes and, with respect to the nine months ended September 30, 2013, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
GAAP-basis net investment income	$161,518	$57,063
Reversal of incentive fee accrual on unrealized gains	10,460	2,062
Reclassification of unamortized original issue discount	(3,231)	—
Reclassification of realized gains on credit default swaps	2,401	—
Tax-basis net investment income portion of total return swap payments	—	10,269
Other miscellaneous differences	1,238	(10)

Tax-basis net investment income	$172,386	$69,384

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2014 and December 31, 2013, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2014 (Unaudited)	December 31, 2013
Distributable ordinary income (income and short-term capital gains)	$23,687	$14,999
Distributable realized gains (long-term capital gains)	246	496
Incentive fee accrual on unrealized gains	(19,694)	(9,234)
Unamortized organization costs	(193)	(203)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	75,544	20,729
Net unrealized appreciation (depreciation) on credit default swaps(1)	(2,652)	—

Total	$76,938	$26,787

(1)	As of September 30, 2014 and December 31, 2013, the gross unrealized appreciation on the Company’s investments and credit default swaps and unrealized gain on foreign currency was $128,628 and $53,965, respectively. As of September 30, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and credit default swaps and unrealized loss on foreign currency was $55,736 and $33,236, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,036,765 and $2,642,956 as of September 30, 2014 and December 31, 2013, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $75,544 and $20,729 as of September 30, 2014 and December 31, 2013, respectively. The net unrealized appreciation (depreciation) on credit default swaps on a tax basis was $(2,652) and $0 as of September 30, 2014 and December 31, 2013, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,948,922	$1,960,696	48%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,166,376	1,175,429	29%	684,825	697,240	26%
Senior Secured Bonds	271,141	255,941	6%	218,575	203,927	8%
Subordinated Debt	395,804	410,422	10%	278,306	276,640	10%
Collateralized Securities	161,545	176,729	4%	172,265	182,100	7%
Equity/Other	84,847	133,097	3%	23,665	27,828	1%

Total	$4,028,635	$4,112,314	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of September 30, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, the Company had three senior secured loan investments with aggregate unfunded commitments of $42,426. As of December 31, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$180,198	4%	$53,195	2%
Capital Goods	417,129	10%	199,070	8%
Commercial & Professional Services	170,534	4%	44,881	2%
Consumer Durables & Apparel	210,256	5%	144,211	5%
Consumer Services	785,369	19%	401,187	15%
Diversified Financials	192,095	5%	200,485	8%
Energy	547,176	13%	417,589	16%
Food & Staples Retailing	7,719	0%	1,181	0%
Food, Beverage & Tobacco	9,649	0%	10,245	0%
Health Care Equipment & Services	113,005	3%	133,025	5%
Household & Personal Products	2,627	0%	5,000	0%
Insurance	114,013	3%	86,466	3%
Materials	212,116	5%	138,777	5%
Media	146,731	4%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	70,621	2%	78,001	3%
Real Estate	10,188	0%	8,171	0%
Retailing	108,710	3%	194,817	7%
Software & Services	298,791	7%	181,024	7%
Technology Hardware & Equipment	146,600	4%	104,293	4%
Telecommunication Services	248,599	6%	129,704	5%
Transportation	118,734	3%	21,964	1%
Utilities	1,454	0%	1,471	0%

Total	$4,112,314	100%	$2,655,828	100%

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

As of September 30, 2014 and December 31, 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2014 (Unaudited)	December 31, 2013
Level 1—Price quotations in active markets	$3,811	$64
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,108,503	2,655,764

Total	$4,112,314	$2,655,828

As of September 30, 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	September 30, 2014 (Unaudited)
Valuation Inputs	Asset	Liability
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	—	(17,914)

Total	$—	$(17,914)

The Company’s investments as of September 30, 2014 consisted primarily of debt securities that were either traded on a private over-the-counter market for institutional investors or acquired directly from the issuer.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Twenty-one senior secured loan investments, one senior secured bond investment, three subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of September 30, 2014. One senior secured loan investment, which was newly-issued and purchased near September 30, 2014, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	3,895	2,675	2,297	888	66	—	9,821
Net realized gain (loss)	(2,885)	1,263	(4,957)	4,364	—	—	(2,215)
Net change in unrealized appreciation (depreciation)	(6,986)	(3,362)	(552)	16,284	5,349	46,760	57,493
Purchases	1,242,440	633,244	150,428	273,843	12,849	54,762	2,367,566
Paid-in-kind interest	188	5,434	—	1,643	—	—	7,265
Sales and redemptions	(544,049)	(161,065)	(95,202)	(163,240)	(23,635)	—	(987,191)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,960,696	$1,175,429	$255,941	$410,422	$176,729	$129,286	$4,108,503

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,230	$4,763	$(9,022)	$15,466	$5,349	$46,760	$67,546

	For the Nine Months Ended September 30, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	4,424	1,366	2,064	106	331	—	8,291
Net realized gain (loss)	(93)	776	1,069	1,021	—	—	2,773
Net change in unrealized appreciation (depreciation)	10,128	5,308	(10,895)	(8,685)	5,526	1,440	2,822
Purchases	1,013,999	575,478	174,559	187,785	84,063	15,641	2,051,525
Paid-in-kind interest	86	—	51	171	—	—	308
Sales and redemptions	(150,251)	(160,364)	(16,491)	(63,786)	(3,789)	—	(394,681)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,038,117	$572,061	$198,965	$224,019	$104,439	$22,079	$2,159,680

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$11,345	$6,476	$(10,166)	$(8,328)	$5,526	$1,440	$6,293

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2014 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

Nine Months Ended September 30, 2014
Credit Default Swaps
Market value at beginning of period	$—
Net realized gain (loss)	2,401
Net change in unrealized appreciation (depreciation)	(2,652)
Unamortized swap premiums received	(17,420)
Coupon payments received	(243)
Premiums paid on exit	—
Net transfers in or out of Level 3	—

Market value at end of period	$(17,914)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to credit default swaps still held at the reporting date	$(2,652)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 were as follows:

Type of Investment	Fair Value or Market Value at September 30, 2014 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,064,170	Market Comparables	Market Yield (%)	4.5% – 11.8%	8.9%
	776,748	Market Quotes	Indicative Dealer Quotes	88.0% – 103.3%	99.0%
	119,778	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	349,965	Market Comparables	Market Yield (%)	8.3% – 11.5%	10.2%
	825,464	Market Quotes	Indicative Dealer Quotes	81.5% – 103.9%	99.9%
Senior Secured Bonds	12,833	Market Comparables	Market Yield (%)	11.0% – 11.5%	11.3%
	243,108	Market Quotes	Indicative Dealer Quotes	52.0% – 113.0%	91.4%
Subordinated Debt	94,048	Market Comparables	Market Yield (%)	8.5% – 9.5%	9.0%
	316,061	Market Quotes	Indicative Dealer Quotes	82.0% – 115.7%	98.3%
	313	Cost	Cost	100.0% – 100.0%	100.0%
Collateralized Securities	78,929	Market Comparables	Market Yield (%)	11.0% – 12.0%	11.5%
	97,800	Market Quotes	Indicative Dealer Quotes	71.8% – 99.6%	91.3%
Equity/Other	122,175	Market Comparables	EBITDA Multiples (x)	5.5x – 11.5x	7.3x
			Production Multiples (Mmb/d)	$57,500.0 – $62,500.0	$60,000.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $10.8	$10.5
			PV-10 Multiples (x)	1.5x – 1.6x	1.5x
		Discounted Cash Flow	Discount Rate (%)	29.2% – 34.2%	31.7%
		Option Valuation Model	Volatility (%)	52.5% – 58.5%	56.6%
	7,111	Market Quotes	Indicative Dealer Quotes	$17.8 – $135.8	$93.7

Total	$4,108,503

Credit Default Swaps	$(17,914)	Market Quotes	Indicative Dealer Quotes	(48.8%) – (17.4%)	(45.9%)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments and credit default swaps using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Type of Investment(1)	Fair Value at December 31, 2013(2)	Valuation Technique(3)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$686,413	Market Comparables	Market Yield (%)	8.3% – 10.8%	9.2%
Senior Secured Loans—Second Lien	$193,419	Market Comparables	Market Yield (%)	9.8% – 11.3%	10.5%
Collateralized Securities	$76,260	Market Comparables	Market Yield (%)	11.5% – 12.5%	12.0%
Equity/Other	$27,764	Market Comparables	EBITDA Multiples (x)	5.5x – 11.3x	7.7x
		Discounted Cash Flow	Discount Rate (%)	19.3% – 24.3%	21.8%
		Option Valuation Model	Volatility (%)	60.0% – 61.5%	60.8%

(1)	Table includes only those Level 3 assets that were valued by an independent valuation firm as of December 31, 2013.

(2)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $65,015 of the senior secured loans—first lien investments valued by the independent valuation firm consisted of unfunded loan commitments.

(3)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2014. For additional information regarding these financing facilities, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to L + 2.50%	$112,500	$137,500	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$217,000	$33,000	February 20, 2018
Dunning Creek Credit Facility	Revolving	L + 1.55%	$207,500	$42,500	May 14, 2015

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $916,148 and 3.02%, respectively. As of September 30, 2014, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.04%.

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

Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek will be permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM facility applied to the amount of such reduction.

As of September 30, 2014 and December 31, 2013, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of September 30, 2014 and December 31, 2013, Cobbs Creek’s liability under the JPM facility was $550,000, plus $2,085 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of September 30, 2014 and December 31, 2013, the fair value of assets held by Lehigh River was $1,309,270 and $1,217,548, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of September 30, 2014 and December 31, 2013, the fair value of assets held by Cobbs Creek was $389,189 and $345,492, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of September 30, 2014, $84 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$4,568	$2,604	$13,555	$5,305
Amortization of deferred financing costs	9	9	29	29

Total interest expense	$4,577	$2,613	$13,584	$5,334

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest expense(1)	$13,555	$4,224
Average borrowings under the facility	$550,000	$215,304
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

Amounts outstanding under the JPM facility are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of September 30, 2014 and December 31, 2013, $170,494 was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $772 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Direct interest expense	$857	$745	$2,558	$982
Non-usage fees	38	73	112	81
Amortization of deferred financing costs	131	132	388	267

Total interest expense	$1,026	$950	$3,058	$1,330

For the nine months ended September 30, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest expense(1)	$2,680	$345
Average borrowings under the facility(2)	$170,494	$92,996
Effective interest rate on borrowings (including the effect of non-usage fees)	2.06%	2.14%
Weighted average interest rate (including the effect of non-usage fees)	2.07%	2.19%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the facility for the nine months ended September 30, 2013 are calculated since the inception date of the facility, or March 27, 2013.

Borrowings of Cooper River are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

As of September 30, 2014, $112,500 was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,307 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $2,907 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$658	$916
Non-usage fees	638	726
Amortization of deferred financing costs	164	400

Total interest expense	$1,460	$2,042

For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$381
Average borrowings under the facility(2)	$103,760
Effective interest rate on borrowings (including the effect of non-usage fees)	4.61%
Weighted average interest rate (including the effect of non-usage fees)	4.49%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to September 30, 2014.

Borrowings of Wissahickon Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Darby Creek Credit Facility

On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis.

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

As of September 30, 2014, $217,000 was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $2,117 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $1,820 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$1,270	$1,580
Non-usage and make-whole fees(1)	(199)	562
Amortization of deferred financing costs	124	297

Total interest expense	$1,195	$2,439

(1)	The Darby Creek facility was subject to a make whole fee for the three months ended June 30, 2014 and, accordingly, Darby Creek accrued such fee. Due to increased usage of the facility during the three months ended September 30, 2014, the facility was no longer subject to such fee and, as a result, the accrual of the make whole fee was reversed during the period.

For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$140,707
Effective interest rate on borrowings (including the effect of non-usage fees)	2.86%
Weighted average interest rate (including the effect of non-usage fees)	3.73%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to September 30, 2014.

Borrowings of Darby Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

As of September 30, 2014, $207,500 was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $710 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2014, $454 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct interest expense	$748	$961
Amortization of deferred financing costs	181	256

Total interest expense	$929	$1,217

For the nine months ended September 30, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

Nine Months Ended September 30, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$144,829
Effective interest rate on borrowings	1.77%
Weighted average interest rate	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	The average borrowings under the facility are calculated for the period since the Company commenced borrowings thereunder to September 30, 2014.

Borrowings of Dunning Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments

The Company is subject to credit risk in the normal course of pursuing its investment objectives. The Company may enter into credit default swap contracts to manage its credit risk, to gain exposure to a credit in which it may otherwise invest or to enhance its returns, which may involve elements of risk in excess of the amounts recognized for financial statement purposes. The notional or contractual amounts of these instruments represent the investment the Company has in particular classes of financial instruments and do not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered.

The Company may enter into swap contracts containing provisions allowing the counterparty to terminate the contract under certain conditions, including, but not limited to, a decline in the Company’s net asset value below a certain level over a certain period of time, which would trigger a payment by the Company for those swaps in a liability position.

The fair value of open derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) whose primary underlying risk exposure is credit risk as of September 30, 2014 was as follows:

	Fair Value
Derivative	Asset Derivative	Liability Derivative(1)
Credit default swap contracts	$—	$17,914

(1)	Unaudited Consolidated Balance Sheet location: Unamortized swap premiums received and unrealized depreciation on credit default swaps.

The Company’s derivative assets and liabilities at fair value by risk, which are reported on a gross basis on its unaudited consolidated balance sheet, are presented in the table above. The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of the related collateral received by the Company for assets or pledged by the Company for liabilities as of September 30, 2014:

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JPMorgan Chase Bank, N.A.	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JPMorgan Chase Bank, N.A.	$17,914	$—	$—	$17,914	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments (continued)

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s unaudited consolidated statements of operations whose primary underlying risk exposure is credit risk for the nine months ended September 30, 2014 was as follows:

Derivative	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Credit default swap contracts	$2,401	$(2,652)

(1)	Unaudited Consolidated Statement of Operations location: Net realized gain (loss) on credit default swaps.

(2)	Unaudited Consolidated Statement of Operations location: Net change in unrealized appreciation (depreciation) on credit default swaps.

The average notional amount of credit default swap contracts outstanding during the nine months ended September 30, 2014, which is indicative of the volume of this derivative type, was approximately $35,500.

Note 10. Commitments and Contingencies

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Per Share Data:(1)
Net asset value, beginning of period	$9.39	$9.16
Results of operations(2)
Net investment income (loss)	0.54	0.62
Net realized and unrealized appreciation (depreciation) on investments, total return swap and credit default swaps and unrealized gain/loss on foreign currency	0.18	0.27

Net increase (decrease) in net assets resulting from operations	0.72	0.89

Stockholder distributions(3)
Distributions from net investment income	(0.50)	(0.69)
Distributions from net realized gain on investments	(0.05)	(0.07)

Net decrease in net assets resulting from stockholder distributions	(0.55)	(0.76)

Capital share transactions
Issuance of common stock(4)	0.01	0.15
Repurchases of common stock(5)	—	—
Offering costs(2)	(0.01)	(0.05)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.10

Net asset value, end of period	$9.56	$9.39

Shares outstanding, end of period	309,258,060	254,572,096

Total return(6)	7.67%	10.81%

Ratio/Supplemental Data:
Net assets, end of period	$2,956,968	$2,390,985

Ratio of net investment income to average net assets(7)	5.67%	6.60%

Ratio of operating expenses to average net assets(7)	4.26%	5.46%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.15%

Ratio of total operating expenses to average net assets(7)	4.26%	5.61%

Portfolio turnover(8)	27.89%	46.38%

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock was a reduction to net asset value of less than $0.01 per share during each period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period is used for this calculation. Ratios for the nine months ended September 30, 2014 are not annualized. The following is a schedule of supplemental ratios for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine Months Ended September 30, 2014 (Unaudited)	Year Ended December 31, 2013
Ratio of accrued capital gains incentive fees to average net assets	0.37%	0.45%
Ratio of subordinated income incentive fees to average net assets	0.64%	0.65%
Ratio of interest expense to average net assets	0.78%	0.89%

(8)	Portfolio turnover for the nine months ended September 30, 2014 is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012 upon raising gross proceeds in excess of $2,500 from sales of shares of our common stock in our continuous public offering to persons who were not affiliated with us or FSIC II Advisor. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In March 2014, we closed our continuous public offering of shares of common stock to new investors.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on total return swap, net realized gain or loss on credit default swaps, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on total return swap, net unrealized appreciation or depreciation on credit default swaps and net unrealized gain or loss on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on the TRS. Net gain or loss on credit default swaps represents the amortized portion of swap premiums received and the periodic payments received on our credit default swaps. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized appreciation or depreciation on credit default swaps is the net change in the market value of our credit default swaps. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations. In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swap as a result of the termination of our TRS on June 13, 2013. We may, however, elect to utilize a total return swap in the future.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “—Related Party Transactions” for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the three months ended March 31, 2013, this balance was offset against expense recoupment payable to sponsor. For the nine months ended September 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of September 30, 2014 and December 31, 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2014 and for the Year Ended December 31, 2013

During the nine months ended September 30, 2014, we made investments in portfolio companies totaling $2,373,986. During the same period, we sold investments for proceeds of $404,728 and received principal repayments of $582,463. As of September 30, 2014, our investment portfolio, with a total fair value of $4,112,314, consisted of interests in 217 portfolio companies (48% in first lien senior secured loans, 29% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 3% in equity/other securities). The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $257.4 million. As of September 30, 2014, the investments in our portfolio were purchased at a weighted average price of 98.1% of par or stated value, as applicable, the weighted average credit rating of the investments in our portfolio that were rated (constituting approximately 44.2% of our portfolio based on the fair value of our investments) was B3 based upon the Moody’s scale and our estimated gross annual portfolio yield, prior to leverage (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), was 9.5% based upon the amortized cost of our investments. The portfolio yield does not represent an actual investment return to stockholders.

Based on our regular monthly cash distribution rate of $0.06283 per share as of September 30, 2014 and our last offered price of $10.60 per share, the annualized distribution rate to stockholders as of September 30, 2014 was 7.11%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Based on our regular weekly cash distribution rate of $0.0145 per share as of December 31, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2013 was 7.18%. The distribution rate to stockholders does not represent an actual investment return to stockholders and may include income, realized capital gains and a return of investors’ capital. Our gross annual portfolio yield and distribution rate to stockholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2014:

Net Investment Activity	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Purchases	$618,206	$2,373,986
Sales and Redemptions	(267,158)	(987,191)

Net Portfolio Activity	$351,048	$1,386,795

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$300,249	49%	$1,242,440	52%
Senior Secured Loans—Second Lien	141,349	23%	633,244	27%
Senior Secured Bonds	28,877	5%	150,428	6%
Subordinated Debt	132,671	21%	273,843	12%
Collateralized Securities	12,849	2%	12,849	0%
Equity/Other	2,211	0%	61,182	3%

Total	$618,206	100%	$2,373,986	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,948,922	$1,960,696	48%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,166,376	1,175,429	29%	684,825	697,240	26%
Senior Secured Bonds	271,141	255,941	6%	218,575	203,927	8%
Subordinated Debt	395,804	410,422	10%	278,306	276,640	10%
Collateralized Securities	161,545	176,729	4%	172,265	182,100	7%
Equity/Other	84,847	133,097	3%	23,665	27,828	1%

Total	$4,028,635	$4,112,314	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Number of Portfolio Companies	217	179
% Variable Rate (based on fair value)	77.1%	74.0%
% Fixed Rate (based on fair value)	19.7%	24.9%
% Income Producing Equity or Other Investments (based on fair value)	0.2%	0.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	3.0%	0.8%
Average Annual EBITDA of Portfolio Companies	$257,400	$242,100
Weighted Average Purchase Price of Investments (as a % of par or stated value)	98.1%	98.0%
Weighted Average Credit Rating of Investments that were Rated	B3	B3
% of Investments on Non-Accrual	0.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.5%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.7%	9.5%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2014:

Net Direct Originations	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Total Commitments (including unfunded commitments)	$365,225	$1,434,737
Exited Investments (including partial paydowns)	(94,625)	(263,963)

Net Direct Originations	$270,600	$1,170,774

New Direct Originations by Asset Class (including unfunded commitments)	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014

	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$243,500	67%	$937,995	66%
Senior Secured Loans—Second Lien	81,667	22%	315,110	22%
Senior Secured Bonds	—	—	33,502	2%
Subordinated Debt	40,058	11%	104,852	7%
Equity/Other	—	—	43,278	3%

Total	$365,225	100%	$1,434,737	100%

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Average New Direct Origination Commitment Amount	$40,581	$59,781
Weighted Average Maturity for New Direct Originations	6/19/20	6/10/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.1%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	9.1%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.3%	9.6%

The following table presents certain selected information regarding our direct originations as of September 30, 2014 and December 31, 2013:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2014	December 31, 2013
Number of Portfolio Companies	33	16
Average Annual EBITDA of Portfolio Companies	$52,100	$32,100
Average Leverage through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	6.3x
% of Investments on Non-Accrual	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.8%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	9.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,202,327	54%	$961,269	36%
Opportunistic	835,861	20%	765,748	29%
Broadly Syndicated/Other	1,074,126	26%	928,811	35%

Total	$4,112,314	100%	$2,655,828	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (Unaudited)		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$180,198	4%	$53,195	2%
Capital Goods	417,129	10%	199,070	8%
Commercial & Professional Services	170,534	4%	44,881	2%
Consumer Durables & Apparel	210,256	5%	144,211	5%
Consumer Services	785,369	19%	401,187	15%
Diversified Financials	192,095	5%	200,485	8%
Energy	547,176	13%	417,589	16%
Food & Staples Retailing	7,719	0%	1,181	0%
Food, Beverage & Tobacco	9,649	0%	10,245	0%
Health Care Equipment & Services	113,005	3%	133,025	5%
Household & Personal Products	2,627	0%	5,000	0%
Insurance	114,013	3%	86,466	3%
Materials	212,116	5%	138,777	5%
Media	146,731	4%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	70,621	2%	78,001	3%
Real Estate	10,188	0%	8,171	0%
Retailing	108,710	3%	194,817	7%
Software & Services	298,791	7%	181,024	7%
Technology Hardware & Equipment	146,600	4%	104,293	4%
Telecommunication Services	248,599	6%	129,704	5%
Transportation	118,734	3%	21,964	1%
Utilities	1,454	0%	1,471	0%

Total	$4,112,314	100%	$2,655,828	100%

As of September 30, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014, we had three senior secured loan investments with aggregate unfunded commitments of $42,426. As of December 31, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$380,333	9%	$86,131	3%
2	3,364,277	82%	2,286,820	86%
3	353,432	9%	269,660	10%
4	5,810	0%	13,217	1%
5	8,462	0%	—	—

Total	$4,112,314	100%	$2,655,828	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Revenues

We generated investment income of $102,219 and $61,272 for the three months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends earned on equity/other investments. Such revenues represent $95,905 and $56,136 of cash income earned as well as $6,314 and $5,136 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. We expect the dollar amount of interest that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our continuous public offering in March 2014.

Expenses

Our total operating expenses were $40,954 and $26,827 for the three months ended September 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $21,780 and $11,067 for the three months ended September 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $1,092 and $777 for the three months ended September 30, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $8,419 and $8,871, respectively, based on the performance of our portfolio. During the three months ended September 30, 2014, we reversed $1,861 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the three months ended September 30, 2013, we accrued capital gains incentive fees of $1,042 based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $9,187 and $3,563 for the three months ended September 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the three months ended September 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $187 and $175, respectively, and fees and expenses incurred with our stock transfer agent totaled $729 and $561, respectively. Fees for our board of directors were $180 and $177 for the three months ended September 30, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $1,241 and $594 for the three months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Three Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$111	$85
Compensation of our chief compliance officer	30	39
Legal fees	308	100
Printing fees	308	109
Other	484	261

Total	$1,241	$594

During the three months ended September 30, 2014 and 2013, the ratio of our total operating expenses to our average net assets was 1.39% and 1.74%, respectively. During the three months ended September 30, 2014 and 2013, the ratio of our total operating expenses to average net assets included $9,187 and $3,563, respectively, related to interest expense and $6,558 and $9,913, respectively, related to accruals for incentive fees. Without such expenses, our ratio of total operating expenses to average net assets would have been 0.86% and 0.86% for the three months ended September 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $61,265 ($0.20 per share) and $34,445 ($0.21 per share) for the three months ended September 30, 2014 and 2013, respectively. The decrease in net investment income on a per share basis can be attributed to, among other things, a decrease in fee income compared to the three months ended September 30, 2013, which was partially offset by a reduction in accruals for incentive fees.

Net Realized Gains or Losses

We sold investments and received principal repayments of $83,099 and $184,059, respectively, during the three months ended September 30, 2014, from which we realized a net loss of $2,005. During the three months ended September 30, 2014, we realized a net gain of $2,401 on our credit default swaps. During the three months ended September 30, 2014, we realized a net loss of $43 from settlements on foreign currency. We sold investments and received principal repayments of $88,193 and $110,579, respectively, during the three months ended September 30, 2013, from which we realized a net gain of $1,114. During the three months ended September 30, 2013, we realized a net loss of $44 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments, Total Return Swap and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(6,987), the net change in unrealized appreciation (depreciation) on our credit default swaps was $(2,652) and the net change in unrealized gain (loss) on foreign currency was $5. The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2014 was primarily driven by a decrease in the value of our senior secured assets offset partially by strong performance in our equity/other assets. The net change in unrealized appreciation (depreciation) on our credit default swaps during the three months ended September 30, 2014 was primarily driven by the widening of credit spreads on the applicable reference obligations during the period. For the three months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $4,090 and the net change in unrealized gain (loss) on foreign currency was $(20). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2013 was primarily driven by tightening of credit spreads during the respective quarter.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2014 and 2013, the net increase in net assets resulting from operations was $51,984 ($0.17 per share) and $39,585 ($0.24 per share), respectively.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Revenues

We generated investment income of $282,800 and $106,471 for the nine months ended September 30, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans, senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends earned on equity/other investments. Such revenues represent $265,714 and $97,872 of cash income earned as well as $17,086 and $8,599 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year. We expect the dollar amount of interest that we earn to level off as the size of our investment portfolio stabilizes as a result of the closing of our continuous public offering in March 2014.

Expenses

Our operating expenses were $121,282 and $47,367 for the nine months ended September 30, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $59,270 and $23,647 for the nine months ended September 30, 2014 and 2013, respectively. Our expenses also include administrative services expenses attributed to FSIC II Advisor of $3,682 and $1,882 for the nine months ended September 30, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2014 and 2013, we accrued subordinated incentive fees on income of $18,098 and $8,871, respectively, based on the performance of our portfolio. During the nine months ended September 30, 2014 and 2013, we accrued capital gains incentive fees of $10,460 and $2,062, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $22,340 and $6,674 for the nine months ended September 30, 2014 and 2013, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $854 and $395, respectively, and fees and expenses incurred with our stock transfer agent totaled $2,429 and $1,608, respectively. Fees for our board of directors were $638 and $480 for the nine months ended September 30, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $3,511 and $1,748 for the nine months ended September 30, 2014 and 2013, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2014	2013
Expenses associated with our independent audit and related fees	$341	$248
Compensation of our chief compliance officer	90	61
Legal fees	705	499
Printing fees	832	325
Other	1,543	615

Total	$3,511	$1,748

During the nine months ended September 30, 2014 and 2013, the ratio of our operating expenses to our average net assets was 4.26% and 4.24%, respectively. During the nine months ended September 30, 2013, the ratio of our total operating expenses to our average net assets, which included $2,041 of expense recoupments paid to Franklin Square Holdings, was 4.42%. During the nine months ended September 30, 2014 and 2013, the ratio of our operating expenses to average net assets included $22,340 and $6,674, respectively, related to interest expense and $28,558 and $10,933, respectively, related to accruals for incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 2.47% and 2.85% for the nine months ended September 30, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in benchmark interest rates such as LIBOR, among other factors.

Expense Reimbursement

As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from

Franklin Square Holdings. During the nine months ended September 30, 2013, this balance was offset against expense recoupment payable to sponsor. For the nine months ended September 30, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012. As of September 30, 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future. For a discussion of the expense reimbursement agreement, see “—Overview—Expense Reimbursement.”

Net Investment Income

Our net investment income totaled $161,518 ($0.54 per share) and $57,063 ($0.48 per share) for the nine months ended September 30, 2014 and 2013, respectively. The increase in net investment income on a per share basis for the nine months ended September 30, 2014 was due primarily to an increase in the number of directly originated investments in our portfolio.

Net Realized Gains or Losses

We sold investments and received principal repayments of $404,728 and $582,463, respectively, during the nine months ended September 30, 2014, from which we realized a net loss of $2,215. During the nine months ended September 30, 2014, we realized a net gain of $2,401 on our credit default swaps. During the nine months ended September 30, 2014, we realized a net loss of $37 from settlements on foreign currency. We sold investments and received principal repayments of $208,294 and $186,387, respectively, during the nine months ended September 30, 2013, from which we realized a net gain of $2,773. During the nine months ended September 30, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and realized a net loss of $144 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments, Total Return Swap and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $54,820, the net change in unrealized appreciation (depreciation) on our credit default swaps was $(2,652) and the net change in unrealized gain (loss) on foreign currency was $(5). The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2014 was primarily driven by the performance of certain of our subordinated debt and equity/other investments. The net change in unrealized appreciation (depreciation) on our credit default swaps during the nine months ended September 30, 2014 was primarily driven by the widening of credit spreads on the applicable reference obligations during the period. For the nine months ended September 30, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $2,832, the net change in unrealized appreciation (depreciation) on our TRS was $(5,641) and the net change in unrealized gain (loss) on foreign currency was $130. The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2013 was primarily driven by strong performance in our equity/other positions. The net change in unrealized appreciation (depreciation) on our TRS during the nine months ended September 30, 2013 was primarily driven by the termination of our TRS, which converted unrealized gains as of December 31, 2012 into realized gains.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2014 and 2013, the net increase in net assets resulting from operations was $213,830 ($0.72 per share) and $76,702 ($0.64 per share), respectively.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2014, we had $309,814 in cash, which we held in a custodial account, and $242,506 in borrowings available under our financing facilities. Below is a summary of our outstanding financing facilities as of September 30, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Cooper River Credit Facility	Revolving	L + 1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L + 1.50% to L + 2.50%	$112,500	$137,500	February 19, 2019
Darby Creek Credit Facility	Revolving	L + 2.75%	$217,000	$33,000	February 20, 2018
Dunning Creek Credit Facility	Revolving	L + 1.55%	$207,500	$42,500	May 14, 2015

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2014 were $916,148 and 3.02%, respectively. As of September 30, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.04%.

For additional information regarding our outstanding financing facilities as of September 30, 2014, see Note 8 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering, including shares issued pursuant to our distribution reinvestment plan. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. As of November 7, 2014, we had sold a total of 312,860,686 shares of common stock and raised total gross proceeds of $3,212,935, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

During the nine months ended September 30, 2014, we sold 55,835,976 shares of our common stock for gross proceeds of $574,311 at an average price per share of $10.29. The gross proceeds received during the nine months ended September 30, 2014 include reinvested stockholder distributions of $87,432 for which we issued 9,155,924 shares of common stock. During the nine months ended September 30, 2014, we also incurred offering costs of $1,686 in connection with the sale of our common stock, which consisted primarily of legal, due diligence and printing fees. The offering costs were offset against capital in excess of par value on our consolidated financial statements. The selling commissions and dealer manager fees related to the sale of our common stock were $44,484 for the nine months ended September 30, 2014. These selling commissions and fees include $8,821 of dealer manager fees retained by FS2, which served as the dealer manager for our continuous public offering.

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

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On October 1, 2014, we repurchased 585,142 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $9.64 per share for aggregate consideration totaling $5,641.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share. The principals have agreed not to tender these shares of common stock for repurchase as long as FSIC II Advisor remains our investment adviser. In connection with the same private placement, certain members of our board of directors and other individuals and entities affiliated with FSIC II Advisor agreed to purchase 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM agreed to purchase 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, we issued an aggregate of 2,043,933 shares of common stock for aggregate proceeds of $18,395 upon satisfaction of the minimum offering requirement on June 18, 2012. As of November 7, 2014, we had sold an aggregate of 3,336,408 shares of common stock for aggregate gross proceeds of $30,524 to members of our board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, distribute at least 90% of our “investment company taxable income,” as defined by the Code, each year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the taxable year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years on which we paid no U.S. federal income taxes.

We declared our first distribution on June 20, 2012. Prior to the closing of our continuous public offering in March 2014, we authorized and declared regular cash distributions on a weekly or semi-monthly basis and paid such distributions on a monthly basis. Following the closing of our continuous public offering, we expect to authorize and declare regular cash distributions on a monthly basis and pay such distributions on either a monthly or quarterly basis, in each case subject to our board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make will represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities, and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2014 and 2013 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash out of assets legally available for distribution, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we declared and paid on our common stock during the nine months ended September 30, 2014 and 2013:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2013
March 31, 2013	$0.1871	$14,791
June 30, 2013	$0.1883	$22,647
September 30, 2013	$0.1837	$30,873
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
September 30, 2014	$0.1885	$58,086

On October 10, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which was paid on October 31, 2014 to stockholders of record on October 30, 2014. On November 6, 2014, our board of directors declared a regular monthly cash distribution of $0.06283 per share, which will be paid on or about November 28, 2014 to stockholders of record on November 26, 2014. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. The purpose of this arrangement was to ensure that no portion of our distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the nine months ended September 30, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, our repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we paid on our common stock during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	149,469	91%	56,457	83%
Short-term capital gains proceeds from the sale of assets	14,999	9%	11,854	17%
Long-term capital gains proceeds from the sale of assets	496	0%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$164,964	100%	$68,311	100%

(1)	During the nine months ended September 30, 2014 and 2013, 93.9% and 91.9%, respectively, of our gross investment income was attributable to cash interest earned, 3.5% and 7.8%, respectively, was attributable to non-cash accretion of discount and 2.6% and 0.3%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2014 and 2013 was $172,386 and $69,384, respectively. As of September 30, 2014 and December 31, 2013, we had $23,933 and $15,495, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the nine months ended September 30, 2014 and 2013.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC II Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts and valuations prepared by third-party valuation services.

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

When we receive warrants or other equity-linked securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity-linked securities received at the time of origination. Our board of directors will subsequently value these warrants or other equity-linked securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of September 30, 2014 consisted primarily of debt securities that were either traded on a private over-the-counter market for institutional investors or acquired directly from the issuer. Twenty-one senior secured loan investments, one senior secured bond investment, three subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of September 30, 2014. One senior secured loan investment, which was newly-issued and purchased near September 30, 2014, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, book value or liquidation value. One equity investment which is traded on an active public market was valued at its closing price as of December 31, 2013.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers, as applicable, against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement include (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. For the three months ended September 30, 2014 and 2013, we incurred $21,780 and $11,067, respectively, in base management fees and $1,092 and $777, respectively, in administrative services expenses under the investment advisory and administrative services agreement. For the nine months ended September 30, 2014 and 2013, we incurred $59,270 and $23,647, respectively, in base management fees and $3,682 and $1,882, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the three and nine months ended September 30, 2014, we accrued a subordinated incentive fee on income of $8,419 and $18,098, respectively, based on the performance of our portfolio. During the three and nine months ended September 30, 2013, we accrued a subordinated incentive fee on income of $8,871 based on the performance of our portfolio. During the nine months ended September 30, 2014, $9,679 was paid to FSIC II Advisor in respect of the subordinated incentive fee on income. During the three months ended September 30, 2014 we reversed $1,861 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the three months ended September 30, 2013, we accrued capital gains incentive fees of $1,042 based on the performance of our portfolio. During the nine months ended September 30, 2014 and 2013, we accrued capital gains incentive fees of $10,460 and $2,062, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. As of December 31, 2013, we had accrued capital gains incentive fees payable to FSIC II Advisor of $9,234 based on the performance of our portfolio, all of which was based on unrealized gains. We did not pay any capital gains incentive fees to FSIC II Advisor during the nine months ended September 30, 2014. As of September 30, 2014, we had accrued capital gains incentive fees of $19,694, all of which was based on unrealized gains and none of which is currently payable to FSIC II Advisor.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under the JPM facility, Cooper River facility, Wissahickon Creek facility, Darby Creek facility and Dunning Creek facility at September 30, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Cooper River(2)	$170,494	$20,494	$150,000	—	—
Borrowings of Wissahickon Creek(3)	$112,500	—	—	$112,500	—
Borrowings of Darby Creek(4)	$217,000	—	—	$217,000	—
Borrowings of Dunning Creek(5)	$207,500	$207,500	—	—	—

(1)	At September 30, 2014, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At September 30, 2014, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016. Amounts due on the facility will begin to amortize on June 27, 2015.

(3)	At September 30, 2014, $137,500 remained unused under the Wissahickon Creek facility. All amounts under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(4)	At September 30, 2014, $33,000 remained unused under the Darby Creek facility. All amounts under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(5)	At September 30, 2014, $42,500 remained unused under the Dunning Creek facility. All amounts under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2015.

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

Franklin Square Holdings has funded certain of our offering costs and organization costs. These costs have been recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by us. Under the terms of the investment advisory and administrative services agreement, upon satisfaction of the minimum offering requirement, FSIC II Advisor became entitled to receive 1.5% of gross proceeds raised in our continuous public offering until all offering and organization costs funded by FSIC II Advisor or its affiliates (including Franklin Square Holdings) had been recovered. On June 18, 2012, we satisfied the minimum offering requirement. During the nine months ended September 30, 2014 and 2013, Franklin Square Holdings did not fund any of our offering and organization costs, and we did not pay any reimbursements to FSIC II Advisor and its affiliates for offering and organization costs previously funded.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the three and nine months ended September 30, 2014 and 2013:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2014	2013	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,780	$11,067	$59,270	$23,647
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(1,861)	$1,042	$10,460	$2,062
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$8,419	$8,871	$18,098	$8,871
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,092	$777	$3,682	$1,882
FS2	Dealer Manager Agreement	Dealer Manager Fee(5)	$—	$11,388	$8,821	$26,068

(1)	During the nine months ended September 30, 2014 and 2013, $52,503 and $15,047, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2014, $21,780 in base management fees were payable to FSIC II Advisor.

(2)	During the nine months ended September 30, 2014 and 2013, we accrued capital gains incentive fees of $10,460 and $2,062, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee”. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We did not pay any capital gains incentive fees to FSIC II Advisor during the nine months ended September 30, 2014. We paid FSIC II Advisor $37 in capital gains incentive fees during the nine months ended September 30, 2013. As of September 30, 2014, we had accrued capital gains incentive fees of $19,694 based on the performance of our portfolio, all of which was based on unrealized gains.

(3)	During the nine months ended September 30, 2014 and 2013, $9,679 and $0, respectively, of the subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2014, a subordinated incentive fee on income of $8,419 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2014 and 2013, $3,338 and $1,551, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $2,639 and $1,243 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2014 and 2013, respectively.

(5)	Represents aggregate dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 77.1% of our portfolio investments (based on fair value) paid variable interest rates, 19.7% paid fixed interest rates, 3.0% were non-income producing equity or other investments and the remainder (0.2%) were income-producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, Wissahickon Creek facility, Darby Creek facility and Dunning Creek facility, Cooper River, Wissahickon Creek, Darby Creek and Dunning Creek, respectively, borrow at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments and our borrowing arrangements in effect as of September 30, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rate	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(215)	$(1,840)	$1,625	0.5%
No change	—	—	—	—
Up 100 basis points	4,371	7,358	(2,987)	(0.9)%
Up 300 basis points	63,904	22,075	41,829	12.1%
Up 500 basis points	126,150	36,792	89,358	25.9%

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2013 and quarterly report on Form 10-Q for the quarterly period ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	642,524	$9.64	642,524	(1)
August 1 to August 31, 2014	—	—	—	—
September 1 to September 30, 2014	—	—	—	—

Total	642,524	$9.64	642,524	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) to Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Termination Acknowledgment (TRS), dated as of June 13, 2013, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.16	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC (formerly known as IC-II Investments LLC). (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.24	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.27	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.37	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.45	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.46	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.47	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.48	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.50	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2014.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL LAWSON
Michael Lawson
Chief Financial Officer
(Principal Financial and Accounting Officer)