Form 10-K
period 2014-12-31
FS Investment Corp II
filed 2015-03-18
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 814-00926

FS Investment Corporation II

(Exact name of registrant as specified in its charter)

Maryland	80-0741103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

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

There were 314,690,600 shares of the registrant’s common stock outstanding as of March 3, 2015.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2014

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, we had total assets of approximately $4.7 billion.

We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FSIC II Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a subsidiary of GSO Capital Partners LP, or GSO, the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $72.9 billion in assets under management as of December 31, 2014.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We also invest in non-rated debt securities.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $3,382,134. During the same period, we sold investments for proceeds of $951,935 and received principal repayments of $673,165. As of December 31, 2014, our investment portfolio, with a total fair value of $4,396,228 (53% in first lien senior secured loans, 23% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other), consisted of interests in 200 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $181.7 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.8% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.6% based upon the amortized cost of our investments.

Based on our regular monthly cash distribution rate of $0.06283 per share as of December 31, 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2014 was 7.11%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our final public offering price per share. Our estimated gross portfolio yield and our annualized distribution rate to stockholders do not represent an actual investment return to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FSIC II Advisor or GDFM in transactions originated by FSIC II Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the U.S. Securities and Exchange Commission, or the SEC, or co-invest alongside FSIC II Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC II Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

While a BDC may list its shares for trading in the public markets, we have currently elected not to do so. We believe that a non-traded structure is more appropriate for the long term nature of the assets in which we invest. This structure allows us to operate with a long-term view, similar to that of other types of private investment funds, instead of managing to quarterly market expectations. Furthermore, while our distribution reinvestment and share repurchase prices are subject to adjustment in accordance with the 1940 Act and our pricing policy, because our shares of common stock are not currently listed on a national securities exchange, our stockholders are not subject to the daily share price volatility associated with the public markets. However, the net asset value of our shares of common stock may still be volatile.

Public Offering of Shares

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of our common stock for gross proceeds of $3,112,692 in our continuous public offering.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. During the years ended December 31, 2014, 2013 and 2012, we repurchased 1,735,154, 259,669, and 24,877 shares at an average price per share of $9.604, $9.424 and $9.045, respectively, for aggregate consideration totaling $16,665, $2,447 and $225, respectively. On January 2, 2015, we repurchased 578,569 shares at $9.500 per share for aggregate consideration totaling $5,496.

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On February 24, 2014, we amended the terms of our share repurchase program, which became effective as of our quarterly repurchase offer for the second quarter of 2014. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the share price in effect on each date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price of shares of common stock issued under our distribution reinvestment plan is determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307
2014	0.7395	223,554

On January 22, 2015 and March 12, 2015, our board of directors declared regular monthly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

About FSIC II Advisor

FSIC II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC and FSIC III Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC and FSIC III Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation III, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC II Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,354,886
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,714,351
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$1,023,266
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,045,346

(1)	As of December 31, 2014.
(2)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

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

All of our investment decisions require the unanimous approval of FSIC II Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, our executive vice president, Zachary Klehr, our executive vice president, and Sean Coleman, our managing director. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, annually reviews the compensation we pay to FSIC II Advisor and the compensation FSIC II Advisor pays to GDFM to determine, among other things, whether such compensation is reasonable in light of the services provided.

About GDFM

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation and FS Investment Corporation III. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2014, GSO and its affiliates, excluding Blackstone, managed approximately $72.9 billion of assets across multiple strategies within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $290.4 billion as of December 31, 2014. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC are not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., they are due to receive payment before unsecured creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before unsecured creditors, such as unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its 2007 economic census, there were approximately 40,000 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,200 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies contracted to 4% of overall middle market loan volume in 2014, down from 9% in 2013, 12% in 2012 and nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and the role they play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding collateralized loan obligations, or CLOs, may limit financing once available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold certain CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.2% of the institutional investor base for broadly syndicated loans in 2014, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private U.S. middle market companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. The securities in which we invest may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private U.S. middle market companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

•

Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•

Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. FSIC II Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy.

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

Operating and Regulatory Structure

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, dated as of February 8, 2012, or the investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on the average value of our gross assets as well as incentive fees based on our performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” for a description of the fees we pay to FSIC II Advisor.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

We have also contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by

FSIC II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. In addition, we have contracted with Vigilant Compliance, LLC to provide us with a chief compliance officer, Salvatore Faia, president of that firm.

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code.

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

Typical Leveraged Capital Structure Diagram

Senior Secured Loans

Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 10.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 9.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans, and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.5% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into non-control investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Other Securities

We may also invest from time to time in derivatives, including, total return swaps and credit default swaps.

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below-investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

•

negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

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

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction team from GDFM and FSIC II Advisor conducts a thorough due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$284,924	7%	$86,131	3%
2	3,608,887	82%	2,286,820	86%
3	485,443	11%	269,660	10%
4	10,528	0%	13,217	1%
5	6,446	0%	—	—

Total	$4,396,228	100%	$2,655,828	100%

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2014.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$75,400	$324,600	December 15, 2018
Cooper River Credit Facility	Revolving	L+1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$185,000	$65,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.75%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L+1.55%	$230,800	$19,200	May 14, 2015
Juniata River Credit Facility	Revolving	L+2.50%	$180,000	$120,000	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,039,452 and 2.98%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.77%.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for additional information regarding our financing arrangements.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. See “Item 1A. Risk

Factors—Risks Related to Business Development Companies—Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we generally will not be permitted to co-invest with certain entities affiliated with FSIC II Advisor or GDFM in transactions originated by FSIC II Advisor or GDFM or their respective affiliates unless we obtain an exemptive order from the SEC or co-invest alongside FSIC II Advisor or GDFM or their respective affiliates in accordance with existing regulatory guidance and the allocation policies of FSIC II Advisor, GDFM and their respective affiliates, as applicable. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests in order to qualify as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC II Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to Debt Financing” and “Item 1A. Risk Factors—Risks Related to Business Development Companies.”

Code of Ethics

We and FSIC II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. On November 6, 2014, our board of directors adopted a revised code of business conduct and ethics, or code of ethics, that amended, restated and replaced the prior code of business conduct, ethics and statement on the prohibition of insider trading applicable to us. The code of ethics (i) clarified the applicability of certain provisions of the code of ethics to persons associated with FSIC II Advisor to the extent such persons are not covered by a separate code of ethics and (ii) removed our insider trading policy from the code of ethics to a separate document administered by us. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on November 12, 2014. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our and FSIC II Advisor’s code of ethics is available on our website at www.franklinsquare.com and our code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

As an investment adviser registered under the Advisers Act, FSIC II Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of FSIC II Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.

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

Stockholders may obtain information, without charge, regarding how FSIC II Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

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

Taxation as a RIC

We have elected, effective as of the date of our formation, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and net capital gains for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the tax year:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty maintaining RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Available Information

For so long as our bylaws require, we will distribute to all stockholders of record our quarterly report on Form 10-Q within 60 days after the end of each fiscal quarter and our annual report on Form 10-K within 120 days after the end of each fiscal year. We also file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.franklinsquare.com. Information contained on our website is not incorporated into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K. Stockholders also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. Stockholders also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. Stockholders may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case the net asset value of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and have a material adverse effect on our business, financial condition and results of operations.

From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling, most recently until March 16, 2015. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve has also indicated that it may raise interest raise interest rates as early as mid-2015. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserves’ stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

Future economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions (such as the economic downturn that occurred from 2008 through 2009) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and net asset value. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of our syndicated loan portfolio, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles comprised a substantial portion of the market for purchasing and holding first and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. This pervasive forced selling and the resultant price declines eliminated or significantly impaired many of our leveraged competitors for investment opportunities, especially those having built their investment portfolios prior to the financial crisis. Where prices appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or deterioration, which may cause pricing levels to similarly decline or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of our syndicated loans, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

Our ability to achieve our investment objectives depends on FSIC II Advisor’s and GDFM’s ability to manage and support our investment process and if either our agreement with FSIC II Advisor or FSIC II Advisor’s agreement with GDFM were to be terminated, or if either FSIC II Advisor or GDFM lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC II Advisor and GDFM. FSIC II Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC II Advisor and GDFM, as well as their respective senior management teams. The departure of any members of the senior management team or other key employees of either FSIC II Advisor or GDFM could have a material adverse effect on our ability to achieve our investment objectives.

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

In addition, the investment advisory and administrative services agreement that FSIC II Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC II Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by

FSIC II Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC II Advisor or for FSIC II Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing facility into which we may enter, which could have a material adverse effect on our business and financial condition.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. middle market companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. middle market companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to FSIC II Advisor under the investment advisory and administrative services agreement, we would incur the entire compensation and benefits costs of our officers and other employees and consultants. In addition, we may issue equity awards to officers, employees and consultants. These awards would decrease net income and may further dilute an investment in us. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to FSIC II Advisor, our earnings per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As we are currently organized, we do not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a standalone entity. Currently, individuals employed by FSIC II Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a standalone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from effectively managing our investments.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC II Advisor and GDFM to other types of investments in which FSIC II Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of the requirements called for in the Dodd-Frank Act will be implemented over time, most of which will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Future legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation was previously introduced in the U.S. House of Representatives that proposed a modification of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Similar legislation may be reintroduced and may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Risks Related to FSIC II Advisor, GDFM and their respective Affiliates

FSIC II Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements between us and FSIC II Advisor, and FSIC II Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FSIC II Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC II Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FSIC II Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC II Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC II Advisor may be incentivized to make investments on our behalf, and GDFM to recommend investments for us to FSIC II Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC II Advisor to use leverage to increase the return on our investments. In addition, because the management fee is based upon the average value of our gross assets, which includes any borrowings for investment purposes, FSIC II Advisor may be incentivized to recommend the use leverage or the issuance of additional equity to make additional investments and increase the average value of or gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay FSIC II Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.

The investment advisory and administrative services agreement entitles FSIC II Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay FSIC II Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. FSIC II Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC II Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities to the investment advisers to Franklin Square Holdings’ three other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation III, and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC II Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to Franklin Square Holdings’ three other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC II Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FSIC II Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

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

FSIC II Advisor’s liability is limited under our investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to our investment advisory and administrative services agreement, FSIC II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC II Advisor will not be liable to us for their acts under our investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FSIC II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC II Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FSIC II Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under our investment advisory and administrative services agreement. These protections may lead FSIC II Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain our RIC status we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200%

immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the Annual Distribution Requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

Our investments in senior secured loans, second lien secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans, Second Lien Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien secured debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien secured debt is paid. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interest such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:

•

may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

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

Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which can result in significant reductions our net asset values for a given period.

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments are not publicly-traded or actively-traded on a secondary market but are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

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

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments, investment opportunities and cost of capital and, accordingly, may have a material adverse effect on our investment objectives, our rate of return on invested capital and our ability to service our debt and make distributions to our stockholders.

Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates increase, those securities with a lower yield-at-cost can experience a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.

Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. An increase in interest rates would make it more expensive to use debt to finance our investments or to refinance our current financing arrangements. In addition, the majority of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.

We have and may continue to structure the majority of our debt investments with floating rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

We may also use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. However, these activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portion of our portfolio. We also have limited experience in entering into hedging transactions, and we will initially have to develop such expertise or arrange for such expertise to be provided. Adverse developments resulting from hedging transactions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in our investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to FSIC II Advisor with respect to pre-incentive fee net investment income.

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

Certain investments that we may make may include equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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

Our investments may include original issue discount instruments.

To the extent that we invest in original issue discount instruments and the accretion of original issue discount constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability;

•

For accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•	The deferral PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our RIC election; and

•	Original issue discount may create a risk of non-refundable cash payments to FSIC II Advisor based on non-cash accruals that may never be realized.

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

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common shares and may increase the risk of investing in our common shares.

The use of indebtedness, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, our stockholders will experience increased risks of investing in our common stock. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of consolidated interest payable on our indebtedness would cause our net income to increase more than it would without leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders.

The agreements governing our debt financing arrangements contain various covenants which, if not complied with, have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. For example, in the event of deterioration in the capital markets and pricing levels, net unrealized depreciation in our and our subsidiaries’ portfolio may increase and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for a more detailed discussion of the terms of our debt financing arrangements.

We are subject to risks associated with our debt securitization facilities.

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, pursuant to which up to $550.0 million is available to us (the “JPM Facility”). In addition, on December 15, 2014, through two wholly-owned special-purpose subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, we entered into a debt financing arrangement with Goldman pursuant to which up to $400.0 million is available to us (the “Goldman facility”).

The JPM facility and the Goldman facility are both structured as debt securitizations. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as “income producing assets”, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity,” which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the JPM facility, the assets held by Lehigh River secure the obligations of Lehigh River under Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank N.A., or Citibank as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660.0 million. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

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

Although the specific terms are different, the Goldman facility is structured in a similar manner as the JPM facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for a more detailed discussion of the terms of these debt securitization facilities.

As a result of these debt securitization facilities, we are subject to certain risks. Set forth below are certain risks relating to the JPM facility. The Goldman facility is subject to risks similar to those of the JPM facility described below.

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

Our equity investment in Lehigh River is unsecured and ranks behind all of the creditors, known or unknown, of Lehigh River, including the holders of the Class A Notes. Consequently, if the value of Lehigh River’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates generally, the value of our equity investment in Lehigh River could be reduced. Accordingly, our investment in Lehigh River may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Lehigh River’s assets decreases and Lehigh River is unable to make any required payments to Cobbs Creek pursuant to the terms of the Class A Notes, Cobbs Creek may, in turn, be unable to make any required payments to JPM pursuant to the terms of the JPM facility. In such event, if the value of Cobbs Creek’s assets is not sufficient to meet Cobbs Creek’s payment obligations to JPM, we would need to loan or otherwise provide additional funds to Cobbs Creek to cover Cobbs Creek’s payment obligations to JPM, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Cobbs Creek.

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

As of December 31, 2014, Lehigh River had issued Class A Notes in an aggregate amount of $660.0 million (the maximum amount of Class A Notes permitted to be issued by Lehigh River under the Amended and Restated Indenture). The fair value of assets held by Lehigh River as of December 31, 2014 was approximately $1,189.4 million, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. The repurchase amount payable by Cobbs Creek to JPM under the JPM facility in respect of the issued Class A Notes is $550.0 million, plus applicable interest, and as of December 31, 2014, the fair value of assets held by Cobbs Creek was approximately $392.2 million. The market value of our equity assets in Lehigh River and Cobbs Creek may be significantly affected by a variety of factors, including changes in the market value of the assets held by Lehigh River and Cobbs Creek, changes in distributions on the assets held by Lehigh River and Cobbs Creek, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Lehigh River and Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

For as long as the Class A Notes remain outstanding, JPM has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Lehigh River under the Class A Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Amended and Restated Indenture trustee to declare events of default under or accelerate the Class A Notes in accordance with the terms of the Amended and Restated Indenture. JPM has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Class A Notes, the trustee, which is currently Citibank, may declare the outstanding principal amount of all of the Class A Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Class A Notes and triggering a repayment obligation on the part of Lehigh River. Lehigh River may not have funds sufficient to make required payments on the Class A Notes and make any distributions to us. Any failure of Lehigh River to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Lehigh River may fail to meet certain asset coverage and quality tests, which would have an adverse effect on us.

Under the Amended and Restated Indenture, there are coverage tests and quality tests applicable to the collateral securing the Class A Notes. The first coverage test, or the Class A Interest Coverage Test, compares the amount of interest received on the portfolio of assets held by Lehigh River to the amount of interest payable in respect of the Class A Notes on the following payment date. To meet the Class A Interest Coverage Test, the aggregate amount of interest received on the portfolio of assets held by Lehigh River must equal at least 150% of the interest payable in respect of the Class A Notes. The second coverage test, or the Class A Par Value Test, compares the aggregate par value of the portfolio of assets (other than any asset acquired for a purchase price of less than 80% of its par value which asset will be assigned a value equal to its purchase price) plus cash held by Lehigh River to the aggregate outstanding par value of the Class A Notes. To meet the Class A Par Value Test, the aggregate par value of the portfolio of assets (other than any assets acquired for a purchase price of less than 80% of its par value, which asset will be assigned a value equal to its purchase price) plus cash held by Lehigh River must equal at least 164.44% of the aggregate outstanding principal amount of the Class A Notes. The third coverage test, or the Additional Class A Par Value Test, compares the aggregate par value of the portfolio of assets (other than any defaulted asset, which asset will be assigned a value equal to its market value) held by Lehigh River to the aggregate outstanding principal amount of the Class A Notes. To meet the Additional Class A Par Value Test, the aggregate principal amount of the portfolio of assets (other than any defaulted asset, which asset will be assigned a value equal to its market value) held by Lehigh River must equal at least 147.07% of the aggregate outstanding principal amount of the Class A Notes. The quality tests compare the minimum weighted average fixed coupon rates, the minimum weighted average floating coupon rates, the weighted average life, the anticipated recovery rates and the anticipated default rates of the portfolio of assets held by Lehigh River to certain benchmarks as described more fully in the Amended and Restated Indenture.

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

If at any time during the term of the JPM facility the market value of the underlying assets held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. Similarly, pursuant to the JPM facility, the market value of the underlying assets held by Cobbs Creek must be at least $270.0 million, or the Market Value Requirement. In either such event, in order to satisfy these requirements, Cobbs Creek intends to borrow funds from us pursuant to a revolving credit agreement, dated as of October 26, 2012 and as amended as of February 6, 2013 and April 23, 2013, between Cobbs Creek, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Cobbs Creek to satisfy the Margin Threshold or the Market Value Requirement, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Lehigh River or Cobbs Creek, if any, may decrease their value and reduce the value of our equity interests in these entities.

As collateral manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Lehigh River and Cobbs Creek, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related collateral management agreements we have entered into with Lehigh River and Cobbs Creek. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings of an investment may change the terms of the investments and, in some cases, may result in Lehigh River or Cobbs

Creek holding assets that do not meet certain specified criteria for the investments specified in the JPM facility documentation. This could adversely impact the coverage and quality tests under the Amended and Restated Indenture applicable to Lehigh River. This could also adversely impact the ability of Lehigh River to meet the Margin Threshold and Cobbs Creek to meet the Market Value Requirement. Any amendment, waiver, modification or other restructuring of an investment that reduces Lehigh River’s compliance with the coverage and quality tests under the Amended and Restated Indenture will make it more likely that Lehigh River will need to pay cash to reduce the unpaid principal amount of the Class A Notes so as to cure any breach of such tests. Similarly, any amendment, waiver, modification or other restructuring of an investment that reduces Lehigh River’s ability to meet the Margin Threshold or Cobbs Creek’s ability to meet the Market Value Requirement will make it more likely that Cobbs Creek will need to retain assets, including cash, to increase the market value of the assets held by Cobbs Creek and to post cash collateral with JPM in an amount at least equal to the amount by which the market value of the underlying assets held by Lehigh River is less than the Margin Threshold. Any such use of cash by Lehigh River or Cobbs Creek would reduce distributions available to us or delay the timing of distributions to us.

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

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and will not be for the foreseeable future, if ever, and there can be no assurance that we will complete a liquidity event by a specified date, or at all. Therefore, stockholders will have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that a secondary market will develop in the foreseeable future. In addition, there can be no assurance that we will complete a liquidity event by a specified date or at all. A liquidity event could include (1) a listing of our shares on a national securities exchange, (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. If our shares are listed, we cannot assure stockholders that a public trading market will develop. In addition, a liquidity event involving a listing of our shares on a national securities exchange may include certain restrictions on the ability of stockholders to sell their shares. Further, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain. Any shares repurchased pursuant to our share repurchase program may be purchased at a price which reflects a significant discount from the purchase price a stockholder paid for the shares being repurchased. In addition, there are significant limitations placed on the number of shares we may repurchase under our share repurchase program, which may prevent a stockholder from selling all of its shares under the program. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program” for a detailed description of our share repurchase program.

Only a limited number of shares may be repurchased pursuant to our share repurchase program and stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.

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

In addition, our board of directors may also amend, suspend or terminate the share repurchase program upon 30 days’ notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. Notwithstanding that we have adopted a share repurchase program, we also have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price you paid for the shares being repurchased. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

Stockholders who choose to participate in our share repurchase program will not know the purchase price per share at the time they submit their intent to participate and their shares may be repurchased at a significant discount from the purchase price paid for the shares being repurchased.

In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the repurchase price will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our share repurchase program, the stockholder will be required to do so without knowledge of the repurchase price of our shares. In addition, when we make quarterly repurchase offers pursuant to our share repurchase program, we may offer to repurchase shares at a price that is lower than the price that stockholders paid for shares in our continuous public offering.

As a result, to the extent stockholders have the ability to sell their shares to us as part of our share repurchase program, the price at which a stockholder may sell shares may be at a significant discount to what such stockholder paid in connection with the purchase of shares in our offering.

There is a risk that investors in our common stock may not receive distributions or that our distributions may not grow over time.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. See “Item 1. Business-Regulation-Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. We may pay all or a substantial portion of our distributions from the proceeds of the sale of shares of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in their shares, which may result in increased tax liability to stockholders when they sell their shares.

We may pay distributions from proceeds of the sale of shares of our common stock, borrowings, the sale of assets or from the reimbursement of certain expenses by our affiliate, Franklin Square Holdings.

To the extent declared distributions exceed our net investment income or cash flow from operations, we may fund distributions from the uninvested proceeds of the sale of shares of our common stock and borrowings, the sale of assets or from the reimbursement of certain expenses by our affiliate, Franklin Square Holdings, and we have not established limits on the amount of funds we may use from these sources to make future distributions. Distributions from any of the aforementioned sources could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

The net asset value of our common stock may fluctuate significantly.

The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or sub-adviser or certain of their respective key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business-Taxation as a RIC.”

•

The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty maintaining RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business-Taxation as a RIC.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 3, 2015:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	314,690,600

As of March 3, 2015, we had 70,136 record holders of our common stock.

Share Repurchase Program

We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares of common stock and under what terms:

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

We currently intend to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock we can repurchase with the proceeds we receive from the issuance of shares of common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, we will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares of common stock that we offer to repurchase may be less in light of the limitations noted above.

On February 24, 2014, we amended the terms of our share repurchase program, which became effective as of our quarterly repurchase offer for the second quarter of 2014. Prior to the amendment of the share repurchase program, we offered to repurchase shares of common stock on each date of repurchase at a price equal to 90% of the offering price in effect on each date of repurchase. Under the amended share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under our distribution reinvestment plan will be determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof, in its sole discretion) immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share of common stock as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2014 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2014	585,142	$9.640	585,182	(1)
November 1 to November 30, 2014	—	—	—	—
December 1 to December 31, 2014	—	—	—	—

Total	585,142	$9.640	585,182	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

On January 2, 2015, we repurchased 578,569 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.50 per share for aggregate consideration totaling $5,496.

Distributions

Following the formal commencement of our investment operations, we declared our first distribution on June 20, 2012. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307
2014	0.7395	223,554

On January 22, 2015 and March 12, 2015, our board of directors declared regular monthly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On February 24, 2014, we amended and restated our distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, March 26, 2014. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. stockholder.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2014, 2013, 2012 and for the period from July 13, 2011 (Inception) to December 31, 2011 is derived from our consolidated financial statements, which have been audited by McGladrey LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,			Period from July 13, 2011 (Inception) to December 31, 2011(1)

	2014	2013	2012
Statements of operations data:
Investment income	$398,783	$167,693	$9,484	$—
Operating expenses
Total expenses	156,107	74,978	9,157	20
Less: Expense reimbursement from sponsor	—	—	(2,482)	—
Add: Expense recoupment to sponsor	—	2,041	—	—

Net expenses	156,107	77,019	6,675	20

Net investment income (loss)	242,676	90,674	2,809	(20)
Total net realized and unrealized gain/loss on investments	(51,708)	40,200	17,596	—

Net increase (decrease) in net assets resulting from operations	$190,968	$130,874	$20,405	$(20)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.80	$0.62	$0.12	$(0.90)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$0.63	$0.89	$0.85	$(0.90)

Distributions declared(3)	$0.74	$0.76	$0.39	$—

Balance sheet data:
Total assets	$4,726,571	$3,321,967	$709,325	$200

Credit facilities and repurchase agreements payable	$1,641,194	$720,494	$117,500	$—

Total net assets	$2,911,790	$2,390,985	$527,727	$200

Other data:
Total return(4)	6.92%	10.81%	6.11%	—
Number of portfolio company investments at period end	200	179	88	—
Total portfolio investments for the period	$3,382,134	$2,838,032	$681,503	$—
Proceeds from sales and prepayments of investments	$1,625,100	$711,652	$204,248	$—

(1)	We formally commenced investment operations on June 18, 2012. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2014 and 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and are calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC III Advisor, LLC, FS Investment Corporation III, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, GDFM or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this annual report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under our investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on the average value of our gross assets as well as incentive fees based on our performance. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.

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

In addition, our relationship with GSO, the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private U.S. middle market companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans, and senior secured bonds, in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s, or lower than “BBB-” by S&P).We also invest in non-rated debt securities.

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

Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on total return swap is the net monthly settlement payments received on our total return swap agreement, or TRS, between our wholly-owned special-purpose financing subsidiary, Del River LLC, or Del River, and Citibank, N.A., or Citibank, which was terminated pursuant to a Termination Acknowledgment on June 13, 2013. Net gain or loss on credit default swaps represents the amortized portion of swap premiums received, the periodic payments received and the net realized gain or loss resulting from the exit of our credit default swaps. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized appreciation or depreciation on total return swap is the net change in the fair value of the TRS. Net unrealized appreciation or depreciation on credit default swaps is the net change in the market value of our credit default swaps. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.

In future periods, we do not expect our revenues to include net realized gain or loss on total return swap or net unrealized appreciation or depreciation on total return swaps as a result of the termination of our TRS. We may, however, elect to utilize another total return swap in the future.

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing facilities and other expenses necessary for our operations. The management and incentive fees compensate FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor is responsible for compensating our investment sub-adviser.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition,

FSIC II Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

•

all other expenses incurred by FSIC II Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC II Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC II Advisor or GDFM, to the extent they are not controlling persons of FSIC II Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this agreement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2014 and 2013

During the year ended December 31, 2014, we made investments in portfolio companies totaling $3,382,134. During the same period, we sold investments for proceeds of $951,935 and received principal repayments of $673,165. As of December 31, 2014, our investment portfolio, with a total fair value of $4,396,228 (53% in first lien senior secured loans, 23% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other), consisted of interests in 200 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA, of approximately $181.7 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.8% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.6% based upon the amortized costs of our investments.

Based on our regular monthly cash distribution rate of $0.06283 per share as of December 31, 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2014 was 7.11%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our final public offering price per share.

During the year ended December 31, 2013, we made investments in portfolio companies totaling $2,838,032. During the same period, we sold investments for proceeds of $337,169 and received principal repayments of $374,483. As of December 31, 2013, our investment portfolio, with a total fair value of $2,655,828 (48% in first lien senior secured loans, 26% in second lien senior secured loans, 8% in senior secured bonds, 10% in subordinated debt, 7% in collateralized securities and 1% in equity/other), consisted of interests in 179 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $242.1 million. As of December 31, 2013, the investments in our portfolio were purchased at a weighted average price of 98.0% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.5% based upon the amortized cost of our investments.

Based on our regular weekly cash distribution rate of $0.0145 per share as of December 31, 2013 and our public offering price of $10.50 per share as of such date, the annualized distribution rate to stockholders as of December 31, 2013 was 7.18%. Our estimated gross portfolio yield and our annualized distribution rate to stockholders do not represent an actual investment return to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2014 and 2013:

	For the Year Ended
Net Investment Activity	December 31, 2014	December 31, 2013
Purchases	$3,382,134	$2,838,032
Sales and Redemptions	(1,625,100)	(711,652)

Net Portfolio Activity	$1,757,034	$2,126,380

	For the Year Ended
	December 31, 2014		December 31, 2013
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,937,477	57%	$1,417,796	50%
Senior Secured Loans—Second Lien	769,796	23%	773,919	27%
Senior Secured Bonds	189,249	6%	192,607	7%
Subordinated Debt	353,232	10%	273,078	9%
Collateralized Securities	13,226	0%	160,445	6%
Equity/Other	119,154	4%	20,187	1%

Total	$3,382,134	100%	$2,838,032	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,360,706	$2,346,905	53%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,019,318	1,001,313	23%	684,825	697,240	26%
Senior Secured Bonds	283,454	248,911	6%	218,575	203,927	8%
Subordinated Debt	431,441	421,683	10%	278,306	276,640	10%
Collateralized Securities	172,068	184,590	4%	172,265	182,100	7%
Equity/Other	142,819	192,826	4%	23,665	27,828	1%

	$4,409,806	$4,396,228	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Number of Portfolio Companies	200	179
% Variable Rate (based on fair value)	76.8%	74.0%
% Fixed Rate (based on fair value)	18.8%	24.9%
% Income Producing Equity or Other Investments (based on fair value)	0.3%	0.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.1%	0.8%
Average Annual EBITDA of Portfolio Companies	$181,700	$242,100
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.8%	98.0%
% of Investments on Non-Accrual (based on fair value)	0.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	9.5%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2014:

	For the Three Months Ended	For the Year Ended
New Direct Originations	December 31, 2014	December 31, 2014
Total Commitments (including unfunded commitments)	$643,899	$2,078,636
Exited Investments (including partial paydowns)	(14,257)	(278,220)

Net Direct Originations	$629,642	$1,800,416

	For the Three Months Ended		For the Year Ended
	December 31, 2014		December 31, 2014
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$455,932	71%	$1,393,927	67%
Senior Secured Loans—Second Lien	—	—	315,110	15%
Senior Secured Bonds	46,313	7%	79,815	4%
Subordinated Debt	100,000	16%	204,852	10%
Collateralized Securities	13,200	2%	13,200	1%
Equity/Other	28,454	4%	71,732	3%

Total	$643,899	100%	$2,078,636	100%

	For the Three Months Ended	For the Year Ended
	December 31, 2014	December 31, 2014
Average New Direct Origination Commitment Amount	$49,531	$56,179
Weighted Average Maturity for New Direct Originations	10/10/21	11/06/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period	9.2%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations during Period—Excluding Non-Income Producing Assets	10.3%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Investments Exited during Period	8.9%	9.6%

The following table presents certain selected information regarding our direct originations as of December 31, 2014 and 2013:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2014	December 31, 2013
Number of Portfolio Companies	44	16
Average Annual EBITDA of Portfolio Companies	$52,300	$32,100
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	6.3x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	9.8%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,722,339	62%	$961,269	36%
Opportunistic	903,455	21%	765,748	29%
Broadly Syndicated/Other	770,434	17%	928,811	35%

Total	$4,396,228	100%	$2,655,828	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$177,900	4%	$53,195	2%
Capital Goods	383,827	9%	199,070	8%
Commercial & Professional Services	274,316	6%	44,881	2%
Consumer Durables & Apparel	266,710	6%	144,211	5%
Consumer Services	733,804	17%	401,187	15%
Diversified Financials	288,250	7%	200,485	8%
Energy	601,604	14%	417,589	16%
Food & Staples Retailing	12,585	0%	1,181	0%
Food, Beverage & Tobacco	9,365	0%	10,245	0%
Health Care Equipment & Services	80,589	2%	133,025	5%
Household & Personal Products	3,126	0%	5,000	0%
Insurance	98,174	2%	86,466	3%
Materials	269,531	6%	138,777	5%
Media	131,353	3%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	62,970	1%	78,001	3%
Real Estate	—	—	8,171	0%
Retailing	112,094	3%	194,817	7%
Software & Services	328,443	8%	181,024	7%
Technology Hardware & Equipment	230,554	5%	104,293	4%
Telecommunication Services	229,690	5%	129,704	5%
Transportation	101,343	2%	21,964	1%
Utilities	—	—	1,471	0%

Total	$4,396,228	100%	$2,655,828	100%

As of December 31, 2014, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. As of December 31, 2013, we had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment with an unfunded commitment of $6,157. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$284,924	7%	$86,131	3%
2	3,608,887	82%	2,286,820	86%
3	485,443	11%	269,660	10%
4	10,528	0%	13,217	1%
5	6,446	0%	—	—

Total	$4,396,228	100%	$2,655,828	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

Revenues

We generated investment income of $398,783 and $167,693 for the years ended December 31, 2014 and 2013, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $375,911 and $153,053 of cash income earned as well as $22,872 and $14,640 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2014 and 2013, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the increase in the number of directly originated loans. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the years ended December 31, 2014 and 2013, we generated $60,540 and $21,550, respectively, of fee income, which represented 15.2% and 12.9% of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our total operating expenses, together with excise taxes, were $156,107 and $74,978 for the years ended December 31, 2014 and 2013, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $82,325 and $38,677 for the years ended December 31, 2014 and 2013, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $4,607 and $2,732 for the years ended December 31, 2014 and 2013, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the year ended December 31, 2014, we accrued a subordinated incentive fee on income of $33,251 and paid FSIC II Advisor $17,917 in respect of such fee. As of December 31, 2014, a subordinated incentive fee on income of $15,334 was payable to FSIC II Advisor. During the year ended December 31, 2013, we accrued a subordinated incentive fee on income of $8,871, all of which was paid to FSIC II Advisor during such period. During the year ended December 31, 2014, we reversed $9,234 capital gains incentive fees previously accrued based on the performance of the portfolio, which was primarily driven by increased volatility and a widening of credit spreads. During the year ended December 31, 2013, we accrued capital gains incentive fees of $6,164 based on the performance of our portfolio, all of which was based on unrealized gains. No capital gains incentive fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $33,496 and $12,286 for the years ended December 31, 2014 and 2013, respectively, in connection with our financing arrangements. For the years ended December 31, 2014 and 2013, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,798 and $642, respectively, and fees and expenses incurred with our stock transfer agent totaled $2,749 and $2,357, respectively. Fees for our board of directors were $939 and $656 for the years ended December 31, 2014 and 2013, respectively.

Our other general and administrative expenses totaled $4,949 and $2,593 for the years ended December 31, 2014 and 2013, respectively, and consisted of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expenses associated with our independent audit and related fees	$572	$324
Compensation of our chief compliance officer	141	72
Legal fees	757	700
Printing fees	1,470	585
Other	2,009	912

Total	$4,949	$2,593

During the years ended December 31, 2014 and 2013, we accrued $1,227 and $0, respectively, for excise taxes.

During the years ended December 31, 2014 and 2013, the ratio of our operating expenses, together with excise taxes, to our average net assets was 5.43% and 5.46%, respectively. During the year ended December 31, 2013, the ratio of our total operating expenses to our average net assets, which included $2,041 of expense recoupments paid to Franklin Square Holdings, was 5.61%. During the years ended December 31, 2014 and 2013, the ratio of our operating expenses to average net assets included $33,496 and $12,286, respectively, related to interest expense, $24,017 and $15,035, respectively, related to accruals and reversals of accruals of incentive fees and $1,227 and $0, respectively for excise taxes. Without such expenses, our ratio of operating expenses to average net assets would have been 3.38% and 3.62% for the years ended December 31, 2014 and 2013, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Expense Reimbursement

During the years ended December 31, 2014 and 2013, no amounts were reimbursed to us by Franklin Square Holdings under the expense reimbursement agreement and as of December 31, 2014 and 2013, we had no reimbursements due from Franklin Square Holdings under the expense reimbursement agreement. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $242,676 ($0.80 per share) and $90,674 ($0.62 per share) for the years ended December 31, 2014 and 2013, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in the number of directly originated transactions and better economies of scale during the year ended December 31, 2014.

Net Realized Gains or Losses

We sold investments and received principal repayments of $951,935 and $673,165, respectively, during the year ended December 31, 2014, from which we realized a net gain of $2,931. During the year ended December 31, 2014, we realized a net gain of $7,535 on our credit default swaps. During the year ended December 31, 2014, we realized a net loss of $304 from settlements on foreign currency. We sold investments and received principal repayments of $337,169 and $374,483, respectively, during the year ended December 31, 2013, from which we realized net gains of $5,343. During the year ended December 31, 2013, we earned $19,689 from periodic net settlement payments on our TRS and the termination of our TRS, which are reflected as realized gains, and we realized a net loss of $144 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(42,437), the net change in unrealized gain (loss) on foreign currency was $(7), and the net change in unrealized appreciation (depreciation) on our credit default swaps was $(19,426). For the year ended December 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $20,823, the net change in unrealized appreciation (depreciation) on our TRS was $(5,641), and the net change in unrealized gain (loss) on foreign currency was $130. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2014 was primarily driven by increased volatility and a general widening of credit spreads on our loan and other debt investments during the fourth quarter, partially offset by increased valuations of certain of our equity/other positions. During the year ended December 31, 2013, we had no credit default swaps in our portfolio and we terminated the TRS on June 13, 2013.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2014 and 2013, the net increase in net assets resulting from operations was $190,968 ($0.63 per share) and $130,874 ($0.89 per share), respectively.

Comparison of the Year Ended December 31, 2013 and the Period from June 18, 2012 (Commencement of Operations) through December 31, 2012

Revenues

We generated investment income of $167,693 and $9,484 for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $153,053 and $8,758 of cash income earned as well as $14,640 and $726 in non-cash portions relating to accretion of discount and PIK interest for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income was due primarily to the growth of our portfolio over the previous year.

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

During the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the ratio of our total operating expenses to our average net assets was 5.46% and 4.11%, respectively. During the year ended December 31, 2013, the ratio of our net operating expenses to our average net assets, which includes $2,041 of expense recoupments paid to Franklin Square Holdings was 5.61%. During the period from June 18, 2012 through December 31, 2012, the ratio of our net operating expenses to our average net assets, which includes $2,482 of expense reimbursements from Franklin Square Holdings, was 2.97%. During the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the ratio of our net operating expenses to average net assets included $12,286 and $291, respectively, related to interest expense and $15,035 and $3,548, respectively, related to accruals for incentive fees. Without such expenses, our ratio of net operating expenses to average net assets would have been 3.62% and 1.21% for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Expense Reimbursement

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under the expense reimbursement agreement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Net Investment Income

Our net investment income totaled $90,674 ($0.62 per share) and $3,014 ($0.13 per share) for the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, respectively. The increase in net investment income on a per share basis was attributable to, among other things, the increase in the number of directly originated transactions and better economies of scale during the year ended December 31, 2013.

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

Net Change in Unrealized Appreciation (Depreciation) on Investments and Total Return Swap and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2013, the net change in unrealized appreciation (depreciation) on investments totaled $20,823, the net change in unrealized appreciation (depreciation) on our TRS was $(5,641) and the net change in unrealized gain (loss) on foreign currency was $130. For the period from June 18, 2012 through December 31, 2012, the net change in unrealized appreciation (depreciation) on investments totaled $8,036, the net change in unrealized appreciation (depreciation) on our TRS was $5,641, and the net change in unrealized gain (loss) on foreign currency was $(130). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2013 was primarily driven by a general tightening of credit spreads and by the performance of our directly originated and opportunistic investments. The net change in unrealized appreciation (depreciation) on our TRS during the year ended December 31, 2013 was primarily driven by the termination of our TRS on June 13, 2013, which converted unrealized appreciation into realized gains. The net change in unrealized appreciation (depreciation) on our investments and TRS during the period from June 18, 2012 through December 31, 2012 was primarily driven by tightening of credit spreads as demand for senior loans and subordinated debt increased during the period.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the year ended December 31, 2013 and the period from June 18, 2012 through December 31, 2012, the net increase in net assets resulting from operations was $130,874 ($0.89 per share) and $20,610 ($0.86 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2014, we had $224,583 in cash, which we held in a custodial account, and $558,806 in borrowings available under our financing arrangements.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments and from the issuance of shares under our distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

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

As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond with an unfunded commitment of $16,977. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering. As of March 3, 2015, we had issued a total of 317,288,869 shares of common stock and raised total gross proceeds of $3,255,043, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock during the years ended December 31, 2014, 2013 and 2012 include reinvested stockholder distributions of $129,347, $52,057 and $3,608, respectively, for which we issued 13,520,133, 5,523,072 and 377,027 shares of common stock, respectively. During the period from January 1, 2015 to March 3, 2015, we issued 2,232,042 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $9.45 for gross proceeds of $21,093.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with our October 1, 2012 semi-monthly closing.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	$9.640	$5,641

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On January 2, 2015, we repurchased 578,569 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.50 per share for aggregate consideration totaling $5,496.

For details regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of December 31, 2014:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$75,400	$324,600	December 15, 2018
Cooper River Credit Facility	Revolving	L+1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$185,000	$65,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.75%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L+1.55%	$230,800	$19,200	May 14, 2015
Juniata River Credit Facility	Revolving	L+2.50%	$180,000	$120,000	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,039,452 and 2.98%, respectively. As of December 31, 2014, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.77%.

JPM Facility

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River and Cobbs Creek, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPM, which was originally entered into on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

Pursuant to the financing arrangement, the assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to the Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated April 23, 2013, with Citibank, N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition, the Amended and Restated Indenture contains events of default customary for similar financing arrangements, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the investment sub-adviser to FSIC II Advisor.

Cobbs Creek, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility is $550,000. Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek will be permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM facility applied to the amount of such reduction.

If at any time during the term of the JPM facility the market value of the assets held by Lehigh River securing the Class A Notes declines by an amount greater than 27% of their initial aggregate purchase price, or the Margin Threshold, Cobbs Creek will be required to post cash collateral with JPM in an amount at least equal to the amount by which the market value of such assets at such time is less than the Margin Threshold. In such event, in order to satisfy any such margin-posting requirements, Cobbs Creek intends to borrow funds from us pursuant to a revolving credit agreement dated as of October 26, 2012 and as amended as of February 6, 2013 and April 23, 2013 between Cobbs Creek as borrower and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Cobbs Creek pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Pursuant to the financing arrangement, the assets held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM facility.

Under the JPM facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The JPM facility contains events of default customary for similar transactions, including: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture.

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

As of December 31, 2014, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. The carrying amount outstanding under the JPM facility approximates its fair value. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2014, Cobbs Creek’s liability under the JPM facility was $550,000, plus $2,085 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of December 31, 2014, the fair value of assets held by Lehigh River was $1,189,438 which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2014, the fair value of assets held by Cobbs Creek was $392,225.

We incurred costs of $159 in connection with obtaining and amending the JPM facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the JPM facility. As of December 31, 2014, $74 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$18,123	$9,874
Non-usage fees	—	—
Amortization of deferred financing costs	39	39

Total interest expense	$18,162	$9,913

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$18,123	$8,063
Average borrowings under the facility	$550,000	$299,666
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

Amounts outstanding under the JPM facility are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Facility

On December 15, 2014, we, through our two wholly-owned, special-purpose financing subsidiaries, Green Creek and Schuylkill River, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $400,000 is available to us. We elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

We may sell and/or contribute assets to Green Creek from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, between us and Green Creek, or the Sale and Contribution Agreement. Under the Sale and Contribution Agreement, as of December 15, 2014, we had

contributed a portfolio of assets to Green Creek with an aggregate par value of approximately $169,000. The assets held by Green Creek secure the obligations of Green Creek under Floating Rate Notes, or the Notes, to be issued from time to time by Green Creek to Schuylkill River pursuant to an Indenture, dated as of December 15, 2014, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Green Creek from time to time is $690,000. Schuylkill River will purchase the Notes to be issued by Green Creek from time to time at a purchase price equal to their par value.

Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of February 15, 2026. Pursuant to the Indenture, Green Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes within five business days of when due; (b) the failure to disburse amounts in excess of $1 in accordance with the priority of payments; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Green Creek.

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to approximately 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. On December 15, 2014, a Note in the principal amount of $130,000 was purchased by Goldman from Schuylkill River pursuant to the Goldman facility for $75,400. Schuylkill River intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $560,000 in principal amount of Notes (assuming Green Creek issues the maximum amount of Notes).

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Until March 15, 2015, financing fees will accrue on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

Goldman may require Schuylkill River to post cash collateral if the market value of the Notes (measured by reference to the market value of Green Creek’s portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Schuylkill River intends to borrow funds from us pursuant to an uncommitted Revolving Credit Agreement, dated as of December 15, 2014, between Schuylkill River, as borrower, and us, as lender, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Schuylkill River pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $400,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Under the Goldman facility, Schuylkill River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman facility contains events of default customary for similar financing transactions, including: (a) failure to transfer the Notes to Goldman on the applicable purchase date or repurchase the Notes from Goldman on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Schuylkill River; and (e) the admission by Schuylkill River of its inability to, or its intention not to, perform any of its obligations under the Goldman facility.

In connection with the Notes and the Indenture, Green Creek also entered into (i) an Amended and Restated Investment Management Agreement with us, as investment manager, dated as of December 15, 2014, pursuant to which we will manage the assets of Green Creek; and (ii) a Collateral Administration Agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of December 15, 2014, pursuant to which Virtus will perform certain administrative services with respect to the assets of Green Creek.

As of December 31, 2014, Notes in an aggregate principal amount of $130,000 had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $75,400. The carrying amount outstanding under the Goldman facility approximates its fair value. We funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of December 31, 2014, Schuylkill River’s liability under the Goldman facility was $75,400, plus $89 of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on our financial statements.

As of December 31, 2014, the fair value of assets held by Green Creek was $453,678.

We incurred costs of $2,000 in connection with obtaining the Goldman facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Goldman facility. As of December 31, 2014, $1,977 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$89
Non-usage fees	—
Amortization of deferred financing costs	23

Total interest expense	$112

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$75,400
Effective interest rate on borrowings (including the effect of non-usage fees)	2.76%
Weighted average interest rate (including the effect of non-usage fees)	2.76%

(1)	Interest under the Goldman facility is paid quarterly in arrears and will commence on March 15, 2015.

(2)	Average borrowings for the year ended December 31, 2014 are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Amounts outstanding under the Goldman facility will be considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Cooper River facility is not borrowed. Outstanding borrowings under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of December 31, 2014, $170,494 was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. We incurred costs of $1,557 in connection with obtaining the Cooper River facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Cooper River facility. As of December 31, 2014, $642 of such deferred financing costs had yet to be amortized to interest expense.

Under the Cooper River facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Cooper River facility contains events of default customary for similar financing transactions including: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or us; (c) the failure of Cooper River to be beneficially owned and controlled by us; (d) our resignation or removal as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as our investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$3,424	$1,848
Non-usage fees	150	118
Amortization of deferred financing costs	518	397

Total interest expense	$4,092	$2,363

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$3,582	$1,193
Average borrowings under the facility(2)	$170,494	$118,460
Effective interest rate on borrowings (including the effect of non-usage fees)	2.07%	2.01%
Weighted average interest rate (including the effect of non-usage fees)	2.07%	2.13%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the Cooper River facility for the year ended December 31, 2013 are calculated since the inception date of the facility, or March 27, 2013.

Borrowings of Cooper River are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

We may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Wissahickon Creek or will receive fair market value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various sources. Wissahickon Creek has appointed us to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to us, and our exposure under the facility is limited to the value of our investment in Wissahickon Creek.

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

Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio. Under the Wissahickon Creek facility, Wissahickon Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wissahickon Creek facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the Wissahickon Creek facility; (c) the insolvency or bankruptcy of Wissahickon Creek or us; (d) our resignation or removal as collateral manager; (e) our failure to maintain an asset coverage ratio of greater than or equal to 2:1; (f) our failure to have a net asset value of at least $300,000; and (g) the failure of Wissahickon Creek to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wissahickon Creek facility immediately due and payable. During the continuation of an event of default, Wissahickon Creek must pay interest at a default rate.

As of December 31, 2014, $185,000 was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. We incurred costs of $3,410 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $2,825 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$1,798
Non-usage fees	1,208
Amortization of deferred financing costs	585

Total interest expense	$3,591

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$1,702
Average borrowings under the facility(2)	$117,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.03%
Weighted average interest rate (including the effect of non-usage fees)	4.20%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	Average borrowings under the Wissahickon Creek facility are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Borrowings of Wissahickon Creek are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

We may contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to us, and our exposure under the facility is limited to the value of our investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Darby Creek is subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the Darby Creek facility is not borrowed. In addition, Darby Creek is subject to a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Darby Creek facility had been borrowed, less the non-usage fee accrued during such quarter. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio. Under the Darby Creek facility, Darby Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Darby Creek facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Darby Creek or us; (d) a change of control of Darby Creek shall have occurred; (e) the failure of Darby Creek to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek facility immediately due and payable. During the continuation of an event of default, Darby Creek must pay interest at a default rate.

As of December 31, 2014, $249,500 was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. We incurred costs of $2,117 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $1,661 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Darby Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$3,574
Non-usage fees	586
Amortization of deferred financing costs	456

Total interest expense	$4,616

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$2,588
Average borrowings under the facility(2)	$178,056
Effective interest rate on borrowings (including the effect of non-usage fees)	2.98%
Weighted average interest rate (including the effect of non-usage fees)	3.52%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	Average borrowings under the Darby Creek facility are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Borrowings of Darby Creek are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Dunning Creek Credit Facility

On May 14, 2014, our wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. The Dunning Creek facility originally provided for borrowings in an aggregate principal amount up to $150,000 on a committed basis. On June 4, 2014, the Dunning Creek facility was amended to increase the maximum commitments available under the facility to $250,000.

We may contribute cash, loans or bonds to Dunning Creek from time to time, subject to certain restrictions set forth in the Dunning Creek facility, and will retain a residual interest in any assets contributed through our ownership of Dunning Creek or will receive fair market value for any assets sold to Dunning Creek. Dunning Creek may purchase additional assets from various sources. Dunning Creek has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunning Creek’s obligations to the lenders under the Dunning Creek facility are secured by a first priority security interest in substantially all of the assets of Dunning Creek, including its portfolio of assets. The obligations of Dunning Creek under the Dunning Creek facility are non-recourse to us, and our exposure under the facility is limited to the value of our investment in Dunning Creek.

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

Borrowings under the Dunning Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Dunning Creek varies depending upon the types of assets in Dunning Creek’s portfolio. Under the Dunning Creek facility, Dunning Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Dunning Creek facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) the failure to meet an over collateralization test (which measures Dunning Creek’s eligible assets, as adjusted by the prescribed advance rates) and such failure is not cured promptly on the same day; (c) the insolvency or bankruptcy of Dunning Creek or us; (d) the purchase of certain ineligible assets if the same is not cured within five business days; (e) our termination as investment manager; (f) our failure to maintain a net asset value of at least $50,000 plus 50% of additional equity (in excess of $50,000) raised after the closing date of the facility; and (g) fraud or other illicit acts by us, Dunning Creek, GDFM or any of their respective directors, principals or officers, in each case, in their respective investment advisory capacities. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunning Creek facility immediately due and payable. If such amounts are accelerated and not repaid immediately, Dunning Creek will be required to pay interest on such overdue amounts at a default rate.

As of December 31, 2014, $230,800 was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. We incurred costs of $710 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the facility. As of December 31, 2014, $268 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Dunning Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$1,996
Non-usage fees	—
Amortization of deferred financing costs	442

Total interest expense	$2,438

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$1,406
Average borrowings under the facility(2)	$178,526
Effective interest rate on borrowings	1.77%
Weighted average interest rate	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	Average borrowings under the Dunning Creek facility are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Borrowings of Dunning Creek are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Juniata River Credit Facility

On November 14, 2014, our wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a senior secured term loan facility, or the Juniata River facility, with JPM, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, as collateral administrator. The Juniata River facility provides for delayed-draw borrowings in an aggregate principal amount up to $300,000 on a committed basis before February 14, 2015.

We may contribute assets to Juniata River from time to time, subject to certain restrictions set forth in the Juniata River facility, and will retain a residual interest in any assets contributed through our ownership of Juniata River or will receive fair market value for any assets sold to Juniata River. Juniata River may purchase additional assets from various sources. Juniata River has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Juniata River’s obligations to the lenders under the Juniata River facility are secured by a first priority security interest in substantially all of the assets of Juniata River, including its portfolio of debt securities. The obligations of Juniata River under the Juniata River facility are non-recourse to us, and our exposure under the Juniata River facility is limited to the value of our investment in Juniata River.

Pricing under the Juniata River facility is based on LIBOR for a six month interest period for the first interest payment due and thereafter a three-month interest period, in each case, plus a spread of 2.50% per annum. Interest is payable in arrears beginning on April 25, 2015 and each quarter thereafter. Any amounts borrowed under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

Borrowings under the Juniata River facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Juniata River by the lenders minus the amount of principal and certain interest proceeds in Juniata River’s accounts is less than or equal to fifty percent (50%) of the net asset value of Juniata River’s portfolio of assets.

Under the Juniata River facility, Juniata River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Juniata River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or any other payments within two business days of when due; (b) the $300,000 committed principal amount is not fully drawn within ninety days of the Juniata River facility’s effective date; (c) the insolvency or bankruptcy of Juniata River or us; (d) a change of control of Juniata River shall have occurred; (e) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (f) GDFM or an affiliate thereof ceases to be our investment sub-advisor. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Juniata River facility immediately due and payable.

As of December 31, 2014, $180,000 was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. We incurred costs of $289 in connection with obtaining the Juniata River facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of December 31, 2014, $281 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Juniata River facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$477
Non-usage fees	—
Amortization of deferred financing costs	8

Total interest expense	$485

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

Year Ended December 31, 2014

Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$139,555
Effective interest rate on borrowings	2.73%
Weighted average interest rate	2.73%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and will commence on April 25, 2015.

(2)	Average borrowings under the Juniata River facility are calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Borrowings of Juniata River are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deductions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains net income (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Following formal commencement of our investment operations, we declared our first distribution on June 20, 2012. Prior to the closing of our continuous public offering in March 2014, we authorized and declared regular cash distributions on a weekly basis, and paid such distributions on a monthly basis. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307
2014	0.7395	223,554

On January 22, 2015 and March 12, 2015, our board of directors declared regular monthly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.06283. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On February 24, 2014, we amended and restated our distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, March 26, 2014. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Investors receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We intend to continue to make our regular distributions in the form of cash, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain. We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. We have not established limits on the amount of funds we may use from available sources to make distributions.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2014 and 2013 represented a return of capital.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. For the year ended December 31, 2012, if Franklin Square Holdings had not reimbursed certain of our expenses, 24% of the aggregate amount of distributions paid during such period would have been funded from offering proceeds or borrowings. Our repayment of amounts reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders would otherwise have received in the year ended December 31, 2013. No portion of the distributions paid during the years ended December 31, 2014 and 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holding and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	208,059	93%	104,102	91%	4,852	47%
Short-term capital gains proceeds from the sale of assets	14,999	7%	10,205	9%	2,986	29%
Long-term capital gains proceeds from the sale of assets	496	0%	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	2,482	24%

Total	$223,554	100%	$114,307	100%	$10,320	100%

(1)	During the years ended December 31, 2014, 2013 and 2012, 94.3%, 91.3% and 92.3%, respectively, of our gross investment income was attributable to cash income earned, 3.0%, 7.6% and 7.7%, respectively, was attributable to non-cash accretion of discount and 2.7%, 1.1% and 0.0%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $211,511, $111,686 and $7,607, respectively. As of December 31, 2014, 2013 and 2012, we had $19,204, $15,495 and $273, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions for the years ended December 31, 2014, 2013 and 2012.

Our undistributed net investment income on a tax basis as of December 31, 2013 was adjusted following the filing of our 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2013 on account of certain collateralized securities and interest in partnerships held in our investment portfolio during such period exceeding U.S. generally accepted accounting principles, or GAAP, basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2013.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by us, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reclassification of realized gains on credit default swaps to income for tax purposes and, with respect to the year ended December 31, 2013, the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$242,676	$90,674	$2,809
Reversal of incentive fee accrual on unrealized gains	(9,234)	6,164	3,070
Taxable income adjustment on collateralized securities and partnerships	—	7,857	273
Reclassification of unamortized original issue discount and prepayment fees	(12,821)	(3,275)	—
Reclassification of realized gains on credit default swap	7,535	—	—
Mark-to-market on outstanding credit default swaps	(19,426)	—	—
Excise taxes	1,227	—	—
Tax-basis net investment income portion of total return swap payments	—	10,269	1,063
Other miscellaneous differences	1,554	(3)	392

Tax-basis net investment income	$211,511	$111,686	$7,607

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, we increased accumulated net realized gains on investments and gain/loss on foreign currency by $5,590 and decreased capital in excess of par value and accumulated distributions in excess of net investment income by $3,099 and $2,491, respectively. During the year ended December 31, 2013, we reduced accumulated net realized gains on investments and total return swap and gain/loss on foreign currency by $6,772 and reduced capital in excess of par value and accumulated distributions in excess of net investment income by $155. During the year ended December 31, 2012, we reduced accumulated net realized gains on investments and total return swap and gain/loss on foreign currency by $1,063 and increased capital in excess of par value and accumulated distributions in excess of net investment income by $1,063.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$9,166	$14,999
Distributable realized gains (long-term capital gains)	10,038	496
Incentive fee accrual on unrealized gains	—	(9,234)
Unamortized organization costs	(189)	(203)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(21,715)	20,729

Total	$(2,700)	$26,787

(1)	As of December 31, 2014 and 2013, the gross unrealized appreciation on our investments and unrealized gain on foreign currency was $123,852 and $53,965, respectively. As of December 31, 2014 and December 31, 2013, the gross unrealized depreciation on our investments and unrealized loss on foreign currency was $145,567 and $33,236, respectively.

The aggregate cost of our investments for U.S. federal income tax purposes totaled $4,417,936 and $2,642,956 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(21,715) and $20,729 as of the year ended December 31, 2014 and 2013, respectively.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor or any independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

Our board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. Our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with any third party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis of the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process.

Our investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, we valued our other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2013 consisted primarily of debt securities that are traded on a private over-the-counter market for institutional investors. Except as described below, we valued our investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features anticipated prepayments and other relevant terms of the debt. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Also, one equity investment which was traded on an active public market was valued at its closing price as of December 31, 2013.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers as applicable against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firm against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

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

In addition, we historically treated all net settlement payments received by us pursuant to our TRS (which was terminated on June 13, 2013) as realized capital gains and included only the aggregate amount of unrealized depreciation on the TRS as a whole in calculating the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains, in each case, in accordance with GAAP. However, the staff of the Division of Investment Management of the SEC, or the Staff, informed us that it is their interpretation of the applicable language in the Advisers Act that we should “look through” the TRS in calculating our capital gains incentive fee. Under this “look through” methodology, the portion of the net settlement payments received by us pursuant to the TRS which would have represented net investment income to us had we held the loans or securities underlying the TRS directly would be treated as net investment income subject to the subordinated incentive fee on income payable to FSIC II Advisor pursuant to the investment advisory and administrative services agreement, rather than as realized capital gains in accordance with GAAP, and any unrealized depreciation on individual loans or securities underlying the TRS would further reduce the capital gains incentive fee payable to FSIC II Advisor with respect to realized gains. FSIC II Advisor voluntarily agreed to waive any capital gains incentive fee calculated in accordance with GAAP to which it would otherwise be entitled in respect of the TRS if and to the extent that the amount of such fee exceeds the sum of (i) the amount of capital gains incentive fee determined in respect of the TRS on a “look through” basis under which we treat the reference assets underlying the TRS as our investments and (ii) the aggregate amount of subordinated incentive fees on income which would have been payable to FSIC II Advisor with respect to the portion of the net settlement payments received by us pursuant to the TRS which represent net investment income on the loans or securities underlying the TRS on a “look through” basis.

The amount of capital gains incentive fees accrued by us as of December 31, 2013 exceeded by $441 the amount of incentive fees which would have been payable to FSIC II Advisor as of such date in accordance with the “look through” methodology. In accordance with FSIC II Advisor’s voluntary agreement to waive any such excess, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We made a corresponding reduction to the amount of expense reimbursement due from sponsor as of March 31, 2013, which also reduced by $441 the amount of expense recoupment payable to sponsor as of March 31, 2013. As of June 30, 2013, the aggregate capital gains incentive fees paid to FSIC II Advisor in prior periods and accrued as of such date with respect to realized gains in accordance with GAAP did not exceed the fees which would have been payable in accordance with the “look through” methodology. On June 13, 2013, we terminated the TRS.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, our investment sub-adviser, are reimbursed for administrative and organizational and operational expenses incurred on our behalf. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement.

For the years ended December 31, 2014, 2013 and 2012, we incurred $82,325, $38,677 and $3,315, respectively, in base management fees and $4,607, $2,732 and $396, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2014, 2013 and 2012, we accrued a subordinated incentive fee on income of $33,251, $8,871 and $0, respectively, based upon the performance of our portfolio. During the year ended December 31, 2014, we paid FSIC II Advisor $17,917 in subordinated incentive fees on income. As of December 31, 2014, a subordinated incentive fee on income of $15,334 was payable to FSIC II Advisor. As of December 31, 2012, we had accrued capital gains incentive fees payable to FSIC II Advisor of $3,548 based on the performance of our portfolio, of which $3,070 was based on unrealized gains and $478 was based on realized gains. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. During the year ended December 31, 2013, we accrued capital gains incentive fees of $6,164 based on the performance of our portfolio, all of which was based on unrealized gains. We paid FSIC II Advisor $478 in capital gains incentive fees during the year ended December 31, 2013. As a result of the foregoing, we do not have any accrued capital gains incentive fees as of December 31, 2014. During the year ended December 31, 2014 we reversed $9,234 of capital gains incentive fees previously accrued.

A summary of our significant contractual payment obligations related to the repayment of our outstanding borrowings at December 31, 2014 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Borrowings of Cobbs Creek(1)	$550,000	$550,000	—	—	—
Borrowings of Schuylkill River(2)	$75,400	$75,400	—	—	—
Borrowings of Cooper River(3)	$170,494	$20,494	$150,000	—	—
Borrowings of Wissahickon Creek(4)	$185,000	—	—	$185,000	—
Borrowings of Darby Creek(5)	$249,500	—	—	$249,500	—
Borrowings of Dunning Creek(6)	$230,800	$230,800	—	—	—
Borrowings of Juniata River(7)	$180,000	—	—	$180,000	—

(1)	At December 31, 2014, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At December 31, 2014, $324,600 remained unused under the Goldman facility. All amounts under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At December 31, 2014, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016. Amounts due on the facility will begin to amortize on June 27, 2015.

(4)	At December 31, 2014, $65,000 remained unused under the Wissahickon Creek facility. All amounts under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At December 31, 2014, $500 remained unused under the Darby Creek facility. All amounts under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At December 31, 2014, $19,200 remained unused under the Dunning Creek facility. All amounts under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2015.

(7)	At December 31, 2014, $120,000 remained unused under the Juniata River facility. All amounts under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. We accrue for the capital gains incentive fee, which, if earned, is paid annually. We accrue the capital gains incentive fee based on net realized and unrealized gains; however, under the terms of the investment advisory and administrative services agreement, the fee payable to FSIC II Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the treatment of the TRS (which was terminated on June 13, 2013) with respect to the calculation of the capital gains incentive fee.

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of the administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

Under the investment advisory and administrative services agreement, we, either directly or through reimbursement to FSIC II Advisor or its affiliates, were responsible for our organization and offering costs in an amount up to 1.5% of gross proceeds raised in our continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to our continuous public offering, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC II Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing our common shares, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for us.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of our organization and offering costs. Following this period, we paid certain of our organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred. All other offering costs, including costs incurred directly by us, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

The dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS2, FS2 was entitled to receive sales commissions and dealer manager fees in connection with the sale of shares of common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of our continuous public offering in March 2014.

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$82,325	$38,677	$3,315
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(9,234)	$6,164	$3,548
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$33,251	$8,871	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$4,607	$2,732	$396
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,686	$7,900	$3,882
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$8,821	$35,718	$10,025

(1)	During the years ended December 31, 2014, 2013 and 2012, $74,269, $26,131 and $114, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2014, $23,069 in base management fees were payable to FSIC II Advisor.

(2)	During the year ended December 31, 2014, we reversed $9,234 of capital gains incentive fees previously accrued based on the performance of the portfolio. During the years ended December 31, 2013 and 2012, we accrued capital gains incentive fees of $6,164 and $3,548, respectively, based on the performance of our portfolio, of which $6,164 and $3,070, respectively, was based on unrealized gains and $0, and $478, respectively, was based on realized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2014. As of December 31, 2014, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the years ended December 31, 2014 and 2013, $17,917 and $8,871, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2014, a subordinated incentive fee on income of $15,334 was payable to FSIC II Advisor.

(4)	During the years ended December 31, 2014, 2013 and 2012, $4,173, $2,216 and $321, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $3,333, $2,342 and $215, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2014, 2013 and 2012, respectively.

(5)

During the years ended December 31, 2014, 2013 and 2012, the Company incurred offering costs of $1,686, $7,900, $3,882, respectively, of which $1,087, $3,316, $996, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common shares. In addition, during the year ended December 31, 2012, FSIC II Advisor and its affiliates directly funded 2,389 of the Company’s organization and offering costs and the Company paid 3,202 to FSIC II Advisor and its affiliates for organization and offering costs previously funded.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from proceeds from the sale of shares of our common stock or borrowings. See “—Overview—Expense Reimbursement” for a detailed description of the expense reimbursement agreement.

During the year ended December 31, 2012, we accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, we had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

FS Benefit Trust

On May 30, 2013, FS Benefit Trust was formed as a Delaware statutory trust for the purpose of awarding equity incentive compensation to employees of Franklin Square Holdings and its affiliates. In connection with our semi-monthly closing that occurred on June 17, 2013, FS Benefit Trust purchased approximately $34 of our shares of common stock at a purchase price equal to 90% of the offering price in effect on such date, or $9.45 per share.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to us.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order from the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 76.8% of our portfolio investments (based on fair value) paid variable interest rates, 18.8% paid fixed interest rates, 4.1% were non-income producing equity or other investments and the remaining 0.3% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this point would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under, the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, Wissahickon Creek facility, Darby Creek facility, Dunning Creek facility, Juniata River facility and Goldman facility, borrowings are at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2014 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(222)	$(2,528)	$2,306	0.6%
Current LIBOR	—	—	—	—
Up 100 basis points	5,134	10,114	(4,980)	(1.3)%
Up 300 basis points	68,281	30,341	37,940	10.2%
Up 500 basis points	133,968	50,569	83,399	22.3%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2014, 2013 and 2012, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited FS Investment Corporation II’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation II’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation II maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 18, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014 and 2013 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2014 and 2013 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 18, 2015 expressed an unqualified opinion on the effectiveness of FS Investment Corporation’s internal control over financial reporting.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 18, 2015

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments, at fair value (amortized cost—$4,409,806 and $2,626,969, respectively)	$4,396,228	$2,655,828
Cash	224,583	581,632
Collateral held at broker for open credit default swap contracts	37,951	—
Receivable for investments sold and repaid	3,698	52,817
Interest receivable	56,320	29,855
Receivable for common stock purchased	—	532
Deferred financing costs	7,728	1,273
Prepaid expenses and other assets	1	30
Receivable on credit default swaps	62	—

Total assets	$4,726,571	$3,321,967

Liabilities
Payable for investments purchased	$84,272	$163,785
Repurchase agreements payable(1)	625,400	550,000
Credit facilities payable	1,015,794	170,494
Stockholder distributions payable	9,085	17,826
Management fees payable	23,069	15,013
Accrued capital gains incentive fees(2)	—	9,234
Subordinated income incentive fees payable(2)	15,334	—
Administrative services expense payable	1,845	571
Interest payable	6,882	2,858
Directors’ fees payable	262	183
Unamortized swap premiums received	10,622	—
Unrealized depreciation on credit default swaps	19,426	—
Other accrued expenses and liabilities	2,790	1,018

Total liabilities	1,814,781	930,982

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 313,037,127 and 254,572,096 shares issued and outstanding, respectively	313	255
Capital in excess of par value	2,914,177	2,363,943
Accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency(4)	8,168	7,911
Accumulated undistributed (distributions in excess of) net investment income(4)	22,143	(9,983)
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	(33,011)	28,859

Total stockholders’ equity	2,911,790	2,390,985

Total liabilities and stockholders’ equity	$4,726,571	$3,321,967

Net asset value per share of common stock at year end	$9.30	$9.39

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Investment income
Interest income	$337,276	$145,783	$8,539
Fee income	60,540	21,550	945
Dividend income	967	360	—

Total investment income	398,783	167,693	9,484

Operating expenses
Management fees	82,325	38,677	3,315
Capital gains incentive fees(1)	(9,234)	6,164	3,548
Subordinated income incentive fees(1)	33,251	8,871	—
Administrative services expenses	4,607	2,732	396
Stock transfer agent fees	2,749	2,357	540
Accounting and administrative fees	1,798	642	85
Interest expense	33,496	12,286	291
Organization costs	—	—	205
Directors’ fees	939	656	199
Other general and administrative expenses	4,949	2,593	578

Operating expenses	154,880	74,978	9,157
Less: Expense reimbursement from sponsor(2)	—	—	(2,482)
Add: Expense recoupment to sponsor(2)	—	2,041	—

Net operating expenses	154,880	77,019	6,675

Net investment income before taxes	243,903	90,674	2,809
Excise taxes	1,227	—	—

Net investment income	242,676	90,674	2,809

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,931	5,343	2,625
Net realized gain (loss) on total return swap(3)	—	19,689	1,566
Net realized gain (loss) on credit default swaps	7,535	—	—
Net realized gain (loss) on foreign currency	(304)	(144)	(142)
Net change in unrealized appreciation (depreciation) on investments	(42,437)	20,823	8,036
Net change in unrealized appreciation (depreciation) on total return swap(3)	—	(5,641)	5,641
Net change in unrealized appreciation (depreciation) on credit default swaps	(19,426)	—	—
Net change in unrealized gain (loss) on foreign currency	(7)	130	(130)

Total net realized and unrealized gain (loss) on investments	(51,708)	40,200	17,596

Net increase (decrease) in net assets resulting from operations	$190,968	$130,874	$20,405

Per share information—basic and diluted(4)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.63	$0.89	$0.85

Weighted average shares outstanding	302,935,663	146,917,410	24,067,734

(1)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(4)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the years ended December 31, 2014 and 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012, respectively.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operations
Net investment income (loss)	$242,676	$90,674	$2,809
Net realized gain (loss) on investments, total return swap, credit default swaps and foreign currency(1)	10,162	24,888	4,049
Net change in unrealized appreciation (depreciation) on investments	(42,437)	20,823	8,036
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	(5,641)	5,641
Net change in unrealized appreciation (depreciation) on credit default swaps	(19,426)	—	—
Net change in unrealized gain (loss) on foreign currency	(7)	130	(130)

Net increase (decrease) in net assets resulting from operations	190,968	130,874	20,405

Stockholder distributions(2)
Distributions from net investment income	(208,059)	(104,102)	(7,334)
Distributions from net realized gain on investments	(15,495)	(10,205)	(2,986)

Net decrease in net assets resulting from stockholder distributions	(223,554)	(114,307)	(10,320)

Capital share transactions
Issuance of common stock	442,395	1,804,981	518,754
Reinvestment of stockholder distributions	129,347	52,057	3,608
Repurchases of common stock	(16,665)	(2,447)	(225)
Offering costs	(1,686)	(7,900)	(3,882)
Payments to investment advisor for organization and offering costs(3)	—	—	(3,202)
Capital contributions of investment adviser	—	—	2,389

Net increase in net assets resulting from capital share transactions	553,391	1,846,691	517,442

Total increase in net assets	520,805	1,863,258	527,527
Net assets at beginning of period	2,390,985	527,727	200

Net assets at end of period	$2,911,790	$2,390,985	$527,727

Accumulated undistributed (distributions in excess of) net investment income(2)	$22,143	$(9,983)	$(3,482)

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$190,968	$130,874	$20,405
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(3,382,134)	(2,838,032)	(681,503)
Paid-in-kind interest	(10,735)	(1,819)	—
Proceeds from sales and repayments of investments	1,625,100	711,652	204,248
Net realized (gain) loss on investments	(2,931)	(5,343)	(2,625)
Net change in unrealized (appreciation) depreciation on investments	42,437	(20,823)	(8,036)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	5,641	(5,641)
Net change in unrealized (appreciation) depreciation on credit default swap	19,426	—	—
Accretion of discount	(12,137)	(12,821)	(726)
Amortization of deferred financing costs	2,071	446	17
(Increase) decrease in due from counterparty	—	97,441	(97,441)
(Increase) decrease in collateral held at broker for open swap contracts	(37,951)	—	—
(Increase) decrease in receivable for investments sold and repaid	49,119	(49,279)	(3,538)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	1,635	(1,635)
(Increase) decrease in interest receivable	(26,465)	(25,724)	(4,131)
(Increase) decrease in receivable for credit default swaps	(62)	—	—
(Increase) decrease in receivable due on total return swap(1)	—	396	(396)
(Increase) decrease in prepaid expenses and other assets	29	70	(100)
Increase (decrease) in payable for investments purchased	(79,513)	110,149	53,636
Increase (decrease) in management fees payable	8,056	12,546	2,467
Increase (decrease) in accrued capital gains incentive fees	(9,234)	5,686	3,548
Increase (decrease) in subordinated income incentive fees payable	15,334	—	—
Increase (decrease) in administrative services expense payable	1,274	390	181
Increase (decrease) in interest payable	4,024	2,584	274
Increase (decrease) in directors’ fees payable	79	183	—
Increase (decrease) in unamortized swap premiums received	10,622	—	—
Increase (decrease) in other accrued expenses and liabilities	1,772	370	648

Net cash used in operating activities	(1,590,851)	(1,873,778)	(520,348)

Cash flows from financing activities
Issuance of common stock	442,927	1,804,931	518,272
Reinvestment of stockholder distributions	129,347	52,057	3,608
Repurchases of common stock	(16,665)	(2,447)	(225)
Offering costs	(1,686)	(7,900)	(3,882)
Capital contributions of investment adviser	—	—	2,389
Payments to investment advisor for organization and offering costs(3)	—	—	(3,202)
Stockholder distributions	(232,295)	(99,825)	(6,976)
Borrowings under credit facilities(4)	845,300	170,494	—
Borrowings under repurchase agreements(5)	75,400	432,500	117,500
Deferred financing costs paid	(8,526)	(1,557)	(179)

Net cash provided by financing activities	1,233,802	2,348,253	627,305

Total increase (decrease) in cash	(357,049)	474,475	106,957
Cash at beginning of period	581,632	107,157	200

Cash at end of period	$224,583	$581,632	$107,157

Supplemental disclosure
Local and excise taxes paid	$469	$117	$—

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 4 for a discussion of reimbursements paid by the Company to its investment adviser and affiliates.

(4)	See Note 8 for a discussion of the Company’s revolving credit facilities. During the years ended December 31, 2014 and 2013, the Company paid $9,279 and $1,193 in interest expense on the credit facilities.

(5)	See Note 8 for a discussion of the Company’s repurchase transactions. During the years ended December 31, 2014, 2013 and 2012, the Company paid $18,123, $8,063 and $0, respectively, in interest expense pursuant to its repurchase agreements.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—80.6%
A.T. Cross Co.	(e)(g)	Retailing	L+825		9/6/19	$41,525	$41,525	$41,525
A.T. Cross Co.	(s)	Retailing	L+825		9/6/19	20,000	20,000	20,000
Abaco Energy Technologies LLC	(g)(k)(n)	Energy	L+700	1.0%	11/20/20	27,500	25,855	25,987
Acision Finance LLC	(k)(l)(o)(n)	Software & Services	L+975	1.0%	12/15/18	33,280	31,948	32,946
Air Medical Group Holdings, Inc.	(g)	Health Care Equipment & Services	L+400	1.0%	6/30/18	1,437	1,439	1,440
Allen Systems Group, Inc.	(e)(f)	Software & Services	L+1625	1.0%	12/14/17	68,615	76,592	84,594
Allen Systems Group, Inc.	(e)(f)	Software & Services	L+1425	1.0%	12/14/17	2,867	3,201	3,534
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	762	762	762
Altus Power America, Inc.	(s)	Energy	L+750	1.5%	10/10/21	2,363	2,363	2,363
Alvogen Pharma US, Inc.	(g)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,120	9,078	9,195
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	150,811	150,811	146,286
Apex Tool Group, LLC	(i)	Capital Goods	L+325	1.3%	1/31/20	2,254	2,245	2,195
Ascension Insurance, Inc.	(e)(f)(i)	Insurance	L+825	1.3%	3/5/19	78,653	77,585	78,652
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,469	7,487	7,319
Avaya Inc.	(i)	Technology Hardware & Equipment	L+450		10/26/17	3,942	3,748	3,790
Azure Midstream Energy LLC	(g)	Energy	L+550	1.0%	11/15/18	4,275	4,223	3,847
BBB Industries US Holdings, Inc.	(g)	Automobiles & Components	L+500	1.0%	11/3/21	7,000	6,863	6,964
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	115,000	115,000	115,000
BenefitMall Holdings, Inc.	(s)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	41,818
Boomerang Tube, LLC	(e)	Energy	L+950	1.5%	10/11/17	4,438	4,351	3,849
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,478	3,393
BRG Sports, Inc.	(h)	Consumer Durables & Apparel	L+550	1.0%	4/15/21	1,444	1,417	1,447
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	12,718	12,480	10,334
Cadillac Jack, Inc.	(e)(g)(h)(i)(k)(o)	Consumer Services	L+850	1.0%	5/15/19	163,550	161,807	168,252
Caesars Entertainment Operating Co., Inc.	(k)(o)	Consumer Services	L+575		3/1/17	15,620	14,844	13,705
Caesars Entertainment Operating Co., Inc.	(k)(o)	Consumer Services	L+675		3/1/17	15,707	15,005	13,805
Caesars Entertainment Operating Co., Inc.	(o)	Consumer Services	L+850	2.0%	10/31/16	2,671	2,698	2,375
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(o)	Consumer Services	L+875	1.0%	1/28/18	68,577	68,120	59,776
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)(k)	Consumer Services	L+600	1.0%	10/11/20	58,502	55,456	54,895
Cengage Learning Acquisitions, Inc.	(g)(j)	Media	L+600	1.0%	3/31/20	5,365	5,341	5,322
CEVA Group Plc	(o)(s)	Transportation	L+550	1.0%	3/19/19	20,000	20,000	16,675
Cimarron Energy Inc.	(k)(l)	Energy	L+775	1.0%	12/15/19	25,000	25,000	25,000

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	$40,975	$41,503	$40,771
CoSentry.Net, LLC	(e)(f)(i)	Software & Services	L+800	1.3%	12/31/19	57,945	57,945	58,235
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,452	5,432	5,176
Del Monte Foods Consumer Products, Inc.	(i)(o)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	2,788	2,775	2,563
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,164	7,046	7,185
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,342	4,260	4,341
FairPoint Communications, Inc.	(e)(h)(o)	Telecommunication Services	L+625	1.3%	2/14/19	16,505	16,693	16,412
Fairway Group Acquisition Co.	(g)(n)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,482	8,162	8,155
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,286
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,168	4,150	3,460
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	571	571	569
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,002	2,022	1,993
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,714
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	419	417	418
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,355	84,355	84,355
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	9,904	9,904	9,755
Internap Network Services Corp.	(g)(o)	Software & Services	L+500	1.0%	11/26/19	5,910	5,861	5,888
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,813	24,603	24,502
Intrawest Operations Group, LLC	(i)	Consumer Services	L+450	1.0%	12/9/20	4,417	4,386	4,421
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	20,400	20,265	21,232
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	1,765	1,754	1,783
Kanders C3 Holdings, LLC	(s)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,307
Lantiq Deutschland GmbH	(e)(o)	Software & Services	L+900	2.0%	11/16/15	975	949	970
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,317	7,258	7,116
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	62,370	62,370	61,746
MMI International Ltd.	(g)(l)(o)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	6,180	6,049	6,107
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,687	2,700	2,606
MModal Inc.	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,064	9,922
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,807	1,791	1,774
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,897	11,794
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,507	5,528
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,953	1,963	1,895
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,867	3,836	3,935

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	$109,725	$109,725	$109,725
Nine West Holdings	(l)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	473	459	443
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	75,000	75,000	73,500
Opal Acquisition, Inc.	(i)	Consumer Services	L+400	1.0%	11/27/20	1,428	1,419	1,418
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,310	2,324	2,298
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	1,722	1,734	1,746
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	9,925	9,749	9,826
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/28/21	704	701	686
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	60,000	60,000	59,400
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,068
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,738
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,304
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,966	2,984	2,930
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
RGL Reservoir Operations Inc.	(g)(h)(o)	Energy	L+500	1.0%	8/13/21	6,840	6,645	5,518
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	18,000	17,671	17,916
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,635	43,110	41,781
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	101,500	101,043	102,515
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	316	314	283
The Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,871	6,939
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,229	7,180	6,904
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,603	16,211	14,216
SunGard Availability Services Capital, Inc.	(g)(j)(n)	Software & Services	L+500	1.0%	3/29/19	8,205	7,533	7,348
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,607	3,607	3,607
Sunnova Asset Portfolio 5 Holdings, LLC	(s)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	6,400	6,400	6,400
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,887	19,887	19,489
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	12/27/17	6,443	6,367	6,419
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,905	4,907	4,831
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	94,763	94,763	94,763
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,148	1,143	1,062
Waste Pro USA, Inc.	(e)(h)(i)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	112,444	112,444	112,444

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	$12,222	$12,222	$12,222
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	Prime+750		11/17/20	98,182	98,182	98,182
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	Prime+700		11/17/20	32,732	32,732	32,732

Total Senior Secured Loans—First Lien							2,506,445	2,492,644
Unfunded Loan Commitments							(145,739)	(145,739)

Net Senior Secured Loans—First Lien							2,360,706	2,346,905

Senior Secured Loans—Second Lien—34.4%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,792	8,350
Advantage Sales & Marketing Inc.	(g)(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,272	4,160
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	1,450	1,439	1,451
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,285	3,067
American Energy—Utica, LLC	(e)(f)(i)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	106,649	106,649	104,516
American Energy—Utica, LLC	(f)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	72,432	72,431	70,983
AssuredPartners, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,916	6,756
BlackBrush Oil & Gas, L.P.	(l)	Energy	L+650	1.0%	7/30/21	6,637	6,589	5,509
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,644	2,901
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	602	615
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,205	12,594
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667
Catalina Marketing Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,930	9,325
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,688	30,000
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,238	2,044
ColourOz Investment 2 LLC	(i)(o)(n)	Materials	L+725	1.0%	9/5/22	4,726	4,691	4,490
Compuware Corp.	(e)(o)(n)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	15,575	15,506	14,874
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,795	7,603
DAE Aviation Holdings, Inc.	(k)(o)	Capital Goods	L+675	1.0%	8/5/19	15,000	14,869	14,738
Del Monte Foods Consumer Products, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,303	2,867
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,488
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,459	25,000
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,859	7,993

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Filtration Group Corp.	(j)	Energy	L+725	1.0%	11/21/21	$5,158	$5,173	$5,164
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,954	9,600
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,804	2,770
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,753	3,621
Kronos Inc.	(k)	Software & Services	L+850	1.3%	4/30/20	9,906	9,913	10,104
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	8,138	8,199	8,015
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	10,000	10,224	9,985
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,016	12,126
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
Onex Carestream Finance L.P.	(f)	Health Care Equipment & Services	L+850	1.0%	12/7/19	4,717	4,642	4,701
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,750	13,956
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,073	6,021
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,961	12,683
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,447	5,335
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,401	5,370
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,885	8,933
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,871	59,700
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Redtop Acquisitions Ltd.	(o)	Consumer Services	L+725	1.0%	6/3/21	5,449	5,389	5,442
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	12,857	12,739	12,343
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,724	7,031
Samson Investment Co.	(g)	Energy	L+400	1.0%	9/25/18	2,000	1,818	1,579
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,055	1,963
Sequential Brands Group, Inc.	(e)(i)(k)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	50,000	50,000	50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/9/21	7,000	6,936	6,851
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,602	21,134
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,481	28,385
TNS, Inc.	(f)(h)(l)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	51,010	50,954
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,035	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	1/3/20	2,500	2,458	2,489
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,277	18,127	16,267
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	836

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	$2,775	$2,755	$2,691
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	5,000	4,958	4,875

Total Senior Secured Loans—Second Lien							1,019,318	1,001,313

Senior Secured Bonds—8.6%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,793	23,607
Allen Systems Group, Inc.	(f)(p)(t)	Software & Services	10.5%		11/15/16	14,225	10,242	4,979
Altice Financing S.A.	(j)(o)	Media	7.8%		5/15/22	7,000	7,000	6,974
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,262	7,605
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,473	5,444
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	15,550	13,632	13,412
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,140	64,471
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,890
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	43,875	41,989	38,610
FourPoint Energy, LLC	(s)	Energy	8.0%		12/31/20	17,063	16,977	15,015
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,550	17,527	17,550
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	1,680
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,309	27,288
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,234	8,657
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,600	2,578	2,655
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,175	17,933

Total Senior Secured Bonds							300,431	265,888
Unfunded Bond Commitments							(16,977)	(16,977)

Net Senior Secured Bonds							283,454	248,911

Subordinated Debt—14.5%
Acosta HoldCo, Inc.	(j)	Consumer Services	7.8%		10/1/22	4,800	4,799	4,871
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,598	2,358
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	2,544	2,651	2,557
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	7.8%		1/15/21	5,000	5,000	3,625
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,030	6,090
Beazer Homes USA, Inc.	(j)(o)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,681
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/15/19	39,746	39,746	39,348

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	$6,250	$6,211	$6,281
Cadillac Jack, Inc.	(f)(o)(n)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,562	54,947
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,233
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,018	10,725
Compressco Partners, LP	(j)(o)	Energy	7.3%		8/15/22	4,000	3,942	3,468
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	569	569
Era Group Inc.	(j)(o)	Energy	7.8%		12/15/22	7,250	7,145	7,540
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	671	753
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	3,500	3,500	3,500
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,986	5,918
Jefferies Finance LLC	(j)(o)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,400
Jefferies Finance LLC	(j)(o)	Diversified Financials	6.9%		4/15/22	950	950	860
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	22,300	20,975	16,725
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	4,300	4,619	4,730
Legacy Reserves L.P.	(e)(o)	Energy	8.0%		12/1/20	8,250	8,107	6,895
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	4,150	3,436	2,925
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,596	37,774
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	69,995	75,000
Ocean Rig UDW Inc.	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	3,349
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	27,506
P.F. Chang’s China Bistro, Inc.	(f)(j)	Consumer Services	10.3%		6/30/20	12,968	13,314	13,033
Resolute Energy Corp.	(j)	Energy	8.5%		5/1/20	5,800	5,856	2,748
Rex Energy Corp.	(e)(o)	Energy	8.9%		12/1/20	15,000	14,914	13,500
Rex Energy Corp.	(j)(o)	Energy	6.3%		8/1/22	3,950	3,950	3,022
RKI Exploration & Production, LLC	(j)	Energy	8.5%		8/1/21	1,650	1,462	1,345
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	1,400	1,132	588
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/5/20	10,659	9,421	7,275
Sidewinder Drilling Inc.	(e)	Energy	9.8%		11/15/19	1,722	1,722	1,007
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,753
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,388	14,633
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	1,000	647	595

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Talos Production LLC	(j)	Energy	9.8%		2/15/18	$1,500	$1,364	$1,358
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	2,350	2,350	1,542
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,125
Warren Resources, Inc.	(j)	Energy	9.0%		8/1/22	12,650	12,202	7,906
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,444
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,520
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,348

Total Subordinated Debt							431,441	421,683

Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord.	(o)	Diversified Financials	12.4%		10/30/23	6,000	4,022	4,076
Apidos CLO XIV Class E	(o)	Diversified Financials	L+440		4/15/25	6,000	5,381	5,194
Ares 2012 CLO 2A Class Subord.	(o)	Diversified Financials	8.9%		10/12/23	8,500	6,614	5,698
CGMS CLO 2013-3A Class E	(o)	Diversified Financials	L+525		7/15/25	5,000	4,495	4,215
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	14.6%		7/15/25	22,000	15,890	18,949
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(o)	Diversified Financials	15.2%		8/1/25	15,000	11,363	14,628
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	76,260	75,735	78,739
NewStar Clarendon 2014-1A Class D	(o)(n)	Diversified Financials	L+435		1/25/27	1,060	993	993
NewStar Clarendon 2014-1A Sub B	(o)(n)	Diversified Financials	12.4%		1/25/27	12,140	12,013	12,013
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	14.9%		1/15/24	4,650	2,926	3,715
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.6%		4/20/25	40,720	32,636	36,370

Total Collateralized Securities							172,068	184,590

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.6%
A.T. Cross Co., Common Equity, Class A Units	(p)	Retailing				1,000,000	1,000	1,000
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	3,056
ACP FH Holdings GP, LLC, Common Equity	(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(p)	Consumer Durables & Apparel				8,768,572	8,769	8,769
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				253,925	254	254
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	35,179
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	5,990
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/ Contracts	Cost	Fair Value(d)
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	$—	$—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing	17,256,081	1,898	5,003
Cimarron Energy Inc., Common Equity	(p)	Energy	2,500,000	2,500	2,500
CoSentry.Net, LLC, Preferred Equity	(p)	Software & Services	2,632	2,500	4,185
DHS Technologies LLC	(f)	Capital Goods	60,872	5,000	1,468
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	40
ERC Ireland Holdings Ltd., Common Equity	(o)(p)(n)	Telecommunication Services	22,401	2,548	3,550
ERC Ireland Holdings Ltd., Warrants	(o)(p)	Telecommunication Services	4,943	598	783
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,575
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,132
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	2,950
MB Precision Holdings LLC, Common Equity	(p)	Capital Goods	2,287,659	2,288	2,288
MModal Inc., Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	1,989
New Star Metals Inc., Common Equity		Capital Goods	2,223,246	2,250	2,890
New Star Financial, Inc., Warrants	(o)(p)	Diversified Financials	4,750,000	30,115	31,350
Professional Plumbing Group, Inc., Common Equity	(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	15,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	20,466
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(y)	Energy	1,250,000	2,010	1,947
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	6,169
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	4,000	2,895	1,360
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	2,022	1,175
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	1,504	863

Total Equity/Other				142,819	197,776
Unfunded Contingent Warrant Commitment					(4,950)

Net Equity/Other				142,819	192,826

TOTAL INVESTMENTS—151.0%				$4,409,806	4,396,228

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.0%)	(v)				(1,484,438)

NET ASSETS—100.0%					$2,911,790

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Credit Default Swaps on Corporate Issues—Sell Protection

Reference Entity	Counterparty	Implied Credit Spread at December 31, 2014(w)	Industry	Fixed Deal Received Rate	Maturity	Notional(x)	Market Value(d)	Unamortized Premiums Paid (Received)	Unrealized Appreciation (Depreciation)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	888.2%	Consumer Services	5%	6/20/15	$15,000	$(12,026)	$(3,768)	$(8,258)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	656.5%	Consumer Services	5%	9/20/15	22,000	(18,022)	(6,854)	(11,168)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate was 0.26%, the Euro Interbank Offered Rate was 0.08% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledge as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Security or portion thereof held within Schuylkill River LLC and is pledged as collateral supporting the obligations of Schuylkill River LLC under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).

(n)	Position or portion thereof unsettled as of December 31, 2014.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2014, 78.8% of the Company’s total assets represented qualifying assets.

(p)	Security is non-income producing.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security is an unfunded commitment.

(t)	Security was on non-accrual status as of December 31, 2014.

(u)	Put options expire January 15, 2016. The strike prices are $20.00, $17.50 and $15.00, respectively.

(v)	Includes the effect of credit default swap positions.

(w)	Implied credit spread, represented in absolute terms, utilized in determining the market value of the credit default swap agreements as of period end serves as an indicator of the current status of the payment/performance risk and represents the likelihood or risk of default for the credit derivative. The implied credit spread of a particular referenced entity reflects the cost of buying/selling protection and may include upfront payments required in connection with the entrance into the agreement. Wider credit spreads generally represent a deterioration of the referenced entity’s credit soundness and a greater likelihood or risk of default or other credit event occurring, as defined under the terms of the applicable agreement.

(x)	The maximum potential amount the Company could be required to pay as a seller of credit protection if a credit event occurs as defined under the terms of the applicable agreement.

(y)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of December 31, 2014.

See notes to consolidated financial statements.

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

See notes to consolidated financial statements.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012 upon raising gross proceeds in excess of $2,500, or the minimum offering requirement, from sales of shares of its common stock in its continuous public offering to persons who were not affiliated with the Company or the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and an affiliate of the Company. Prior to satisfying the minimum offering requirement, the Company had no operations except for matters relating to its organization and registration as a non-diversified, closed-end management investment company.

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2014, the Company had nine wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2014. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or the equity-related securities in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor, or any independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Company’s board of directors may consider when valuing the Company’s debt and equity investments.

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

The Company’s board of directors may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with any third party valuation firm, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis of the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Company’s board of directors subsequently values these warrants or other equity securities received at fair value.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute of Certified Public Accountants Technical Practice Aid for investment companies, the Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor as if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company segregates assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction.

Organization Costs: Organization costs include, among other things, the cost of incorporating, including the cost of legal services and other fees pertaining to the Company’s organization. These costs are expensed as incurred. For the year ended December 31, 2012, the Company incurred organization costs of $205, which were paid on behalf of the Company by Franklin Square Holdings, L.P., or Franklin Square Holdings, an affiliate of FSIC II Advisor, and have been recorded as a contribution to capital (see Note 4). The Company did not incur any organization costs during the years ended December 31, 2013 and 2014.

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements and distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, without regard to any deduction for dividends paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute, in respect of each calendar year, at least 98% of net ordinary income (taking into account certain deferrals and elections), 98.2% of any capital gains in excess of capital losses, or capital gain net income, (adjusted for certain ordinary losses), determined on the basis of a one year period ending October 31, and any recognized and undistributed ordinary income and capital gain net income from prior years for which it paid no U.S. federal income taxes. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, the Company did not incur any interest or penalties.

The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for income tax for uncertain tax positions is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2013 and 2012 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2014. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	46,680,052	$486,879	191,695,887	$1,991,124	57,238,434	$570,747
Reinvestment of Distributions	13,520,133	129,347	5,523,072	52,057	377,027	3,608

Total Gross Proceeds	60,200,185	616,226	197,218,959	2,043,181	57,615,461	574,355
Commissions and Dealer Manager Fees	—	(44,484)	—	(186,143)	—	(51,993)

Net Proceeds to Company	60,200,185	571,742	197,218,959	1,857,038	57,615,461	522,362
Share Repurchase Program	(1,735,154)	(16,665)	(259,669)	(2,447)	(24,877)	(225)

Net Proceeds from Share Transactions	58,465,031	$555,077	196,959,290	$1,854,591	57,590,584	$522,137

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 3, 2015, the Company had issued a total of 317,288,869 shares of common stock and raised total gross proceeds of $3,255,043, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the years ended December 31, 2014, 2013 and 2012, the Company sold 60,200,185, 197,218,959 and 57,615,461 shares of common stock for gross proceeds of $616,226, $2,043,181 and $574,355 at an average price per share of $10.24, $10.36 and $9.97, respectively. The gross proceeds received during the years ended December 31, 2014, 2013 and 2012 include reinvested stockholder distributions of $129,347, $52,057 and $3,608 for which the Company issued 13,520,133, 5,523,072 and 377,027 shares of common stock, respectively. During the period from January 1, 2015 to March 3, 2015, the Company issued 2,232,042 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $21,093 at an average price per share of $9.45.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $44,484, $186,143 and $51,993 for the years ended December 31, 2014, 2013 and 2012, respectively.

Share Repurchase Program

The Company intends to continue to conduct quarterly tender offers pursuant to its share repurchase program. The first such tender offer commenced in August 2012, and the repurchase occurred in connection with the Company’s October 1, 2012 semi-monthly closing. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:

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

On February 24, 2014, the Company amended the terms of its share repurchase program, which became effective as of the commencement of the Company’s quarterly repurchase offer for the second quarter of 2014, which was completed in June 2014. Prior to the amendment of the share repurchase program, the Company offered to repurchase shares of common stock at a price equal to 90% of the share price in effect on the date of repurchase. Under the amended share repurchase program, the Company intends to offer to repurchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the years ended December 31, 2014, 2013 and 2012:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2012
September 30, 2012	October 1, 2012	24,877	100%	$9.045	$225
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	$9.640	$5,641

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

On January 2, 2015, the Company repurchased 578,569 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.50 per share for aggregate consideration totaling $5,496.

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on objective factors such

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC II Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC II Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common shares, which includes the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common shares. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, are recorded as a reduction of capital.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS2, FS2 was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in March 2014.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the dealer manager agreement during the years ended December 31, 2014, 2013 and 2012:

			Year Ended December 31,
Related Party	Source Agreement	Description	2014	2013	2012
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$82,325	$38,677	$3,315
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$(9,234)	$6,164	$3,548
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$33,251	$8,871	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$4,607	$2,732	$396
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$1,686	$7,900	$3,882
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$8,821	$35,718	$10,025

(1)	During the years ended December 31, 2014, 2013 and 2012, $74,269, $26,131 and $114, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2014, $23,069 in base management fees were payable to FSIC II Advisor.

(2)	During the year ended December 31, 2014, the Company reversed $9,234 of capital gains incentive fees previously accrued based on the performance of the Company’s portfolio. During the years ended December 31, 2013 and 2012, the Company accrued capital gains incentive fees of $6,164 and $3,548, respectively, based on the performance of its portfolio, of which $6,164 and $3,070, respectively, was based on unrealized gains and $0 and $478, respectively, was based on realized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2014. As of December 31, 2014, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the years ended December 31, 2014 and 2013, $17,917 and $8,871, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2014, a subordinated incentive fee on income of $15,334 was payable to FSIC II Advisor.

(4)	During the years ended December 31, 2014, 2013 and 2012, $4,173, $2,216 and $321, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $3,333, $2,342 and $215, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2014, 2013 and 2012, respectively.

(5)

During the years ended December 31, 2014, 2013 and 2012, the Company incurred offering costs of $1,686, $7,900, $3,882, respectively, of which $1,087, $3,316, $996, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

common shares. In addition, during the year ended December 31, 2012, FSIC II Advisor and its affiliates directly funded 2,359 of the Company’s organization and offering costs and the Company paid 3,202 to FSIC II Advisor and its affiliates for organization and offering costs previously funded.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

Capital Contribution by FSIC II Advisor and GDFM

In December 2011, Michael C. Forman and David J. Adelman, the principals of FSIC II Advisor, contributed an aggregate of $200 to purchase 22,222 shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser.

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor purchased 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 2,043,933 shares of common stock for aggregate gross proceeds of $18,395 upon satisfying the minimum offering requirement on June 18, 2012. As of March 3, 2015, the Company had issued an aggregate of 3,392,026 shares of common stock for aggregate gross proceeds of $31,056 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company sponsored by Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital for tax purposes to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital for tax purposes, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, Franklin Square Holdings will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of its net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to its shares of common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of December 31, 2014, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

During the year ended December 31, 2012, the Company accrued $2,482 for reimbursements due from Franklin Square Holdings under this arrangement, of which $847 was funded by Franklin Square Holdings during such period. As of December 31, 2012, the Company had $1,635 of reimbursements due from Franklin Square Holdings. In connection with FSIC II Advisor’s voluntary agreement to waive $441 of accrued but unpaid capital gains incentive fees, a corresponding reduction was made to the amount of accrued expense reimbursements due from Franklin Square Holdings. During the year ended December 31, 2013, this balance was offset against expense recoupment payable to sponsor. During the year ended December 31, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheets as of December 31, 2012 and made expense

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2014 and 2013, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2014, 2013 and 2012:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2012	$0.3947	$10,320
2013	0.7622	114,307
2014	0.7395	223,554

Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company intends to authorize and declare regular cash distributions on a quarterly basis and pays such distributions on a monthly basis. On January 22, 2015 and March 12, 2015, the Company’s board of directors declared regular monthly cash distributions for January 2015 through March 2015 and April 2015 through June 2015, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

On February 24, 2014, the Company amended and restated its distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, March 26, 2014. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Investors receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the years ended December 31, 2014 or 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company’s repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the year ended December 31, 2013. During the year ended December 31, 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	208,059	93%	104,102	91%	4,852	47%
Short-term capital gains proceeds from the sale of assets	14,999	7%	10,205	9%	2,986	29%
Long-term capital gains proceeds from the sale of assets	496	0%	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	2,482	24%

Total	$223,554	100%	$114,307	100%	$10,320	100%

(1)	During the years ended December 31, 2014, 2013 and 2012, 94.3%, 91.3% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.0%, 7.6% and 7.7%, respectively, was attributable to non-cash accretion of discount and 2.7%, 1.1% and 0.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2014, 2013 and 2012 was $211,511, $111,686 and $7,607, respectively. As of December 31, 2014, 2013 and 2012, the Company had $19,204, $15,495 and $273, respectively, of undistributed net investment income and realized gains on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2013 was adjusted following the filing of the Company’s 2013 tax return in September 2014. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2013 on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains are payable by the Company, the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

realized gains for tax purposes, the reclassification of realized gains on credit default swaps to income for tax purposes and, with respect to the years ended December 31, 2013 and 2012, the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
GAAP-basis net investment income	$242,676	$90,674	$2,809
Reversal of incentive fee accrual on unrealized gains	(9,234)	6,164	3,070
Taxable income adjustment on collateralized securities and partnerships	—	7,857	273
Reclassification of unamortized original issue discount and prepayment fees	(12,821)	(3,275)	—
Reclassification of realized gains on credit default swap	7,535	—	—
Mark-to-market on outstanding credit default swaps	(19,426)	—	—
Excise taxes	1,227	—	—
Tax-basis net investment income portion of total return swap payments	—	10,269	1,063
Other miscellaneous differences	1,554	(3)	392

Tax-basis net investment income	$211,511	$111,686	$7,607

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2014, the Company increased accumulated net realized gains on investments and gain/loss on foreign currency by $5,590 and decreased capital in excess of par value and accumulated distributions in excess of net investment income by $3,099 and $2,491, respectively. During the year ended December 31, 2013, the Company reduced capital in excess of par and accumulated undistributed net realized gains on investments and total return swap and gain/loss on foreign currency by $155 and $6,772, respectively, and increased accumulated distributions in excess of net investment income by $6,927. During the year ended December 31, 2012, the Company reduced accumulated net realized gains on investments and total return swap and gain/loss on foreign currency by $1,063 and increased accumulated distributions in excess of net investment income by $1,063.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2014 and 2013, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2014	2013
Distributable ordinary income (income and short-term capital gains)	$9,166	$14,999
Distributable realized gains (long-term capital gains)	10,038	496
Incentive fee accrual on unrealized gains	—	(9,234)
Unamortized organization costs	(189)	(203)
Net unrealized appreciation (depreciation) on investments and gain/ loss on foreign currency(1)	(21,715)	20,729

Total	$(2,700)	$26,787

(1)	As of December 31, 2014 and 2013, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $123,852 and $53,965, respectively. As of December 31, 2014 and December 31, 2013, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $145,567 and $33,236, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,417,936 and $2,642,956 as of December 31, 2014 and 2013, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(21,715) and $20,729 as of the year ended December 31, 2014 and 2013, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,360,706	$2,346,905	53%	$1,249,333	$1,268,093	48%
Senior Secured Loans—Second Lien	1,019,318	1,001,313	23%	684,825	697,240	26%
Senior Secured Bonds	283,454	248,911	6%	218,575	203,927	8%
Subordinated Debt	431,441	421,683	10%	278,306	276,640	10%
Collateralized Securities	172,068	184,590	4%	172,265	182,100	7%
Equity/Other	142,819	192,826	4%	23,665	27,828	1%

Total	$4,409,806	$4,396,228	100%	$2,626,969	$2,655,828	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2014, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2014, the Company had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. As of December 31, 2013, the Company had five senior secured loan investments with aggregate unfunded commitments of $66,687 and one equity/other investment, American Energy Ohio Holdings, LLC, with an unfunded commitment of $6,157. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$177,900	4%	$53,195	2%
Capital Goods	383,827	9%	199,070	8%
Commercial & Professional Services	274,316	6%	44,881	2%
Consumer Durables & Apparel	266,710	6%	144,211	5%
Consumer Services	733,804	17%	401,187	15%
Diversified Financials	288,250	7%	200,485	8%
Energy	601,604	14%	417,589	16%
Food & Staples Retailing	12,585	0%	1,181	0%
Food, Beverage & Tobacco	9,365	0%	10,245	0%
Health Care Equipment & Services	80,589	2%	133,025	5%
Household & Personal Products	3,126	0%	5,000	0%
Insurance	98,174	2%	86,466	3%
Materials	269,531	6%	138,777	5%
Media	131,353	3%	101,071	4%
Pharmaceuticals, Biotechnology & Life Sciences	62,970	1%	78,001	3%
Real Estate	—	—	8,171	0%
Retailing	112,094	3%	194,817	7%
Software & Services	328,443	8%	181,024	7%
Technology Hardware & Equipment	230,554	5%	104,293	4%
Telecommunication Services	229,690	5%	129,704	5%
Transportation	101,343	2%	21,964	1%
Utilities	—	—	1,471	0%

Total	$4,396,228	100%	$2,655,828	100%

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

As of December 31, 2014 and 2013, the Company’s investments were categorized as follows in the fair value hierarchy:

	December 31, 2014	December 31, 2013
Valuation Inputs	Investments	Investments
Level 1—Price quotations in active markets	$3,438	$64
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,392,790	2,655,764

Total	$4,396,228	$2,655,828

As of December 31, 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	December 31, 2014
Valuation Inputs	Asset	Liability
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	—	(30,048)

Total	$—	$(30,048)

The Company’s investments as of December 31, 2014 consisted primarily of debt securities that were acquired directly from the issuer.

Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security were valued by an independent valuation firm, which determined the

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, the Company valued its other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2013 consisted primarily of debt securities that were traded on a private over-the-counter market for institutional investors. Except as described below, the Company valued its investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Thirteen senior secured loan investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the debt. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. Also, one equity investment which was traded on an active public market was valued at its closing price as of December 31, 2013.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2014 and 2013 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	5,542	3,222	1,779	1,506	88	—	12,137
Net realized gain (loss)	1,085	1,023	(4,964)	5,787	—	—	2,931
Net change in unrealized appreciation (depreciation)	(32,561)	(30,420)	(19,895)	(8,092)	2,687	48,891	(39,390)
Purchases	1,937,477	769,796	189,249	353,232	13,226	112,733	3,375,713
Paid-in-kind interest	273	7,901	—	2,561	—	—	10,735
Sales and redemptions	(833,004)	(447,449)	(121,185)	(209,951)	(13,511)	—	(1,625,100)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(18,662)	$(20,718)	$(24,285)	$(5,424)	$2,687	$48,891	$(17,511)

	For the Year Ended December 31, 2013
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$159,824	$149,497	$48,608	$107,407	$18,308	$4,998	$488,642
Accretion of discount (amortization of premium)	7,189	2,441	3,024	126	41	—	12,821
Net realized gain (loss)	275	1,426	1,551	2,091	—	—	5,343
Net change in unrealized appreciation (depreciation)	15,715	9,998	(15,717)	(2,360)	9,022	4,137	20,795
Purchases	1,417,796	773,919	192,607	273,078	160,445	20,151	2,837,996
Paid-in-kind interest	125	920	156	618	—	—	1,819
Sales and redemptions	(332,831)	(240,961)	(26,302)	(104,320)	(5,716)	(1,522)	(711,652)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,899	$11,911	$(14,713)	$(1,470)	$9,022	$4,137	$25,786

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2014 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

For the Year Ended December 31, 2014
Market value at beginning of period	$—
Net realized gain (loss)	7,535
Net change in unrealized appreciation (depreciation)	(19,426)
Swap premiums received	(17,420)
Coupon payments received	(737)
Premiums paid on exit	—
Net transfers in or out of Level 3	—

Market value at end of period	$(30,048)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to credit default swaps still held at the reporting date	$(19,426)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2014 and 2013 were as follows:

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien:	$1,413,100	Market Comparables	Market Yield (%)	4.8% - 12.3%	8.9%
	88,130	Other(2)	Other	N/A	N/A
	720,607	Market Quotes	Indicative Dealer Quotes	78.8% - 102.3%	96.0%
	125,068	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	427,476	Market Comparables	Market Yield (%)	8.5% - 12.0%	10.5%
	573,837	Market Quotes	Indicative Dealer Quotes	71.6% - 102.5%	96.4%
Senior Secured Bonds	36,648	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	212,263	Market Quotes	Indicative Dealer Quotes	34.0% - 102.3%	86.2%
Subordinated Debt	169,295	Market Comparables	Market Yield (%)	8.8% - 13.0%	10.8%
	312	Other	Other	N/A	N/A
	252,076	Market Quotes	Indicative Dealer Quotes	41.5% - 116.3%	89.1%
Collateralized Securities	91,745	Market Comparables	Market Yield (%)	11.3% - 11.3%	11.3%
	92,845	Market Quotes	Indicative Dealer Quotes	67.0% - 97.5%	86.9%
Equity/Other	174,209	Market Comparables	EBITDA Multiples (x)	5.0x - 12.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 - $70,256.0	$52,330.5
			Proved Reserves Multiples (Mmboe)	$10.5 - $12.0	$11.3
			PV-10 Multiples (x)	1.7x - 1.8x	1.7x
		Option Valuation Model	Volatility (%)	37.5% - 55.5%	47.1%
	6,322	Market Quotes	Indicative Dealer Quotes	$13.8 - $132.7	$94.5
	8,857	Cost	Cost	$1.00 - $1.00	$1.00

Total	$4,392,790

Credit Default Swaps	$(30,048)	Market Quotes	Indicative Dealer Quotes	(81.9)% - (80.2)%	(81.2)%

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

(2)	Fair value based on expected outcome of proposed restructuring of portfolio company.

Type of Investment(1)	Fair Value at December 31, 2013(2)	Valuation Technique(3)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$686,413	Market Comparables	Market Yield (%)	8.3% - 10.8%	9.2%
Senior Secured Loans—Second Lien	$193,419	Market Comparables	Market Yield (%)	9.8% - 11.3%	10.5%
Collateralized Securities	$76,260	Market Comparables	Market Yield (%)	11.5% - 12.5%	12%
Equity/Other	$27,764	Market Comparables	EBITDA Multiples (x)	5.5x - 11.3x	7.7x
		Discounted Cash Flow	Discount Rate (%)	19.3% - 24.3%	21.8%
		Option Valuation Model	Volatility (%)	60.0% - 61.5%	60.8%

(1)	Table includes only those Level 3 assets that were valued by an independent valuation firm as of December 31, 2013.

(2)	The remaining Level 3 assets were valued by using the midpoint of the prevailing bid and ask prices from dealers as of December 31, 2013, which were provided by independent third-party pricing services and screened for validity by such services. As of December 31, 2013, $65,015 of the senior secured loans—first lien investments valued by independent valuation firm consisted of unfunded loan commitments.

(3)	For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly (lower) higher fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2014.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$75,400	$324,600	December 15, 2018
Cooper River Credit Facility	Revolving	L+1.75%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$185,000	$65,000	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.75%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L+1.55%	$230,800	$19,200	May 14, 2015
Juniata River Credit Facility	Revolving	L+2.50%	$180,000	$120,000	November 14, 2019

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2014 were $1,039,452 and 2.98%, respectively. As of December 31, 2014, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.77%.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

JPM Facility

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, the Company entered into an amendment, or the April 2013 amendment, to its debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which the Company originally entered into on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would be available through alternate arrangements.

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

Pursuant to the Amended and Restated Indenture, Lehigh River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition, the Amended and Restated Indenture contains events of default customary for similar financing arrangements, including: (a) the failure to make principal payments on the Class A Notes at their stated maturity or redemption date or to make interest payments on the Class A Notes within five business days of when due; (b) the failure of the aggregate outstanding principal balance (subject to certain reductions) of the assets securing the Class A Notes to be at least 147.07% of the outstanding principal amount of the Class A Notes; and (c) GDFM ceasing to be the investment sub-adviser to FSIC II Advisor.

Cobbs Creek, in turn, has entered into an amended repurchase transaction with JPM pursuant to the terms of an amended and restated global master repurchase agreement and related annex and amended and restated confirmation thereto, each dated as of April 23, 2013, or, collectively, the JPM facility. Pursuant to the JPM facility, JPM has agreed to purchase from time to time Class A Notes held by Cobbs Creek for an aggregate purchase price equal to approximately 83.33% of the principal amount of Class A Notes purchased. Subject to certain conditions, the maximum principal amount of Class A Notes that may be purchased under the JPM facility is $660,000. Accordingly, the maximum amount payable at any time to Cobbs Creek under the JPM facility is $550,000. Under the JPM facility, Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction must occur no later than May 20, 2017. The repurchase price paid by Cobbs Creek to JPM for each repurchase of Class A Notes will be equal to the purchase price paid by JPM for such Class A Notes, plus interest thereon accrued at a fixed rate of 3.25% per annum. Commencing May 20, 2015, Cobbs Creek will be permitted to reduce (based on certain thresholds) the aggregate principal amount of Class A Notes subject to the JPM

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

facility. Such reductions, and any other reductions of the principal amount of Class A Notes, including upon an event of default, will be subject to breakage fees in an amount equal to the present value of 1.25% per annum over the remaining term of the JPM facility applied to the amount of such reduction.

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

Pursuant to the financing arrangement, the assets held by Cobbs Creek secure the obligations of Cobbs Creek under the JPM facility.

Under the JPM facility, Cobbs Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The JPM facility contains events of default customary for similar transactions, including: (a) the failure to pay the repurchase price upon the applicable payment dates; (b) the failure to post required cash collateral with JPM as discussed above; and (c) the occurrence of an event of default under the Amended and Restated Indenture.

In connection with the Class A Notes and the Amended and Restated Indenture, Lehigh River also entered into (i) a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012 and amended on February 6, 2013, or the Lehigh Management Agreement, pursuant to which the Company will manage the assets of Lehigh River; and (ii) a collateral administration agreement with Virtus Group, LP, or Virtus, as collateral administrator, and the Company, as collateral manager, dated as of October 26, 2012 and amended as of February 6, 2013, or the Lehigh Administration Agreement, pursuant to which Virtus will perform certain administrative services with respect to the assets of Lehigh River. In connection with the JPM facility, Cobbs Creek also entered into a collateral management agreement with the Company, as collateral manager, dated as of October 26, 2012, or the Cobbs Management Agreement, pursuant to which the Company will manage the assets of Cobbs Creek.

As of December 31, 2014, Class A Notes in the aggregate principal amount of $660,000 had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2014, Cobbs Creek’s liability under the JPM facility was $550,000, plus $2,085 of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2014, the fair value of assets held by Lehigh River was $1,189,438, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2014, the fair value of assets held by Cobbs Creek was $392,225.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of December 31, 2014, $74 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$18,123	$9,874
Non-usage fees	—	—
Amortization of deferred financing costs	39	39

Total interest expense	$18,162	$9,913

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$18,123	$8,063
Average borrowings under the facility	$550,000	$299,666
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

Amounts outstanding under the JPM facility are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Goldman Facility

On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $400,000 is available to the Company. The Company elected to structure the financing in the manner described more fully below in order to, among other things, obtain such financing at a lower cost than would have been available through alternate arrangements.

The Company may sell and/or contribute assets to Green Creek from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, between the Company and

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Green Creek, or the Sale and Contribution Agreement. Under the Sale and Contribution Agreement, as of December 15, 2014, the Company had contributed a portfolio of assets to Green Creek with an aggregate par value of approximately $169,000. The assets held by Green Creek secure the obligations of Green Creek under Floating Rate Notes, or the Notes, to be issued from time to time by Green Creek to Schuylkill River pursuant to an Indenture, dated as of December 15, 2014, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Green Creek from time to time is $690,000. Schuylkill River will purchase the Notes to be issued by Green Creek from time to time at a purchase price equal to their par value.

Interest on the Notes under the Indenture will accrue at three-month LIBOR plus a spread of 4.00% per annum. Principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of February 15, 2026. Pursuant to the Indenture, Green Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Indenture contains events of default customary for similar transactions, including: (a) the failure to make principal payments on the Notes at their stated maturity or any earlier redemption date or to make interest payments on the Notes within five business days of when due; (b) the failure to disburse amounts in excess of $1 in accordance with the priority of payments; and (c) the occurrence of certain bankruptcy and insolvency events with respect to Green Creek.

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. On December 15, 2014, a Note in the principal amount of $130,000 was purchased by Goldman from Schuylkill River pursuant to the Goldman facility for $75,400. Schuylkill River intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $560,000 in principal amount of Notes (assuming Green Creek issues the maximum amount of Notes).

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus financing fees accrued at the applicable pricing rate under the Goldman facility. Until March 15, 2015, financing fees will accrue on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees will accrue on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Goldman may require Schuylkill River to post cash collateral if the market value of the Notes (measured by reference to the market value of Green Creek’s portfolio of assets) declines and is less than the required margin amount under the Goldman facility. In such event, in order to satisfy any such margin-posting requirements, Schuylkill River intends to borrow funds from the Company pursuant to an uncommitted Revolving Credit Agreement, dated as of December 15, 2014, between Schuylkill River, as borrower, and the Company, as lender, or the Revolving Credit Agreement. The Company may, in its sole discretion, make such loans from time to time to Schuylkill River pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may not exceed $400,000 and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum.

Under the Goldman facility, Schuylkill River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. The Goldman facility contains events of default customary for similar financing transactions, including: (a) failure to transfer the Notes to Goldman on the applicable purchase date or repurchase the Notes from Goldman on the applicable repurchase date; (b) failure to pay certain fees and make-whole amounts when due; (c) failure to post cash collateral as required; (d) the occurrence of insolvency events with respect to Schuylkill River; and (e) the admission by Schuylkill River of its inability to, or its intention not to, perform any of its obligations under the Goldman facility.

In connection with the Notes and the Indenture, Green Creek also entered into (i) an Amended and Restated Investment Management Agreement with the Company, as investment manager, dated as of December 15, 2014, pursuant to which the Company will manage the assets of Green Creek; and (ii) a Collateral Administration Agreement with Virtus Group, LP, or Virtus, as collateral administrator, dated as of December 15, 2014, pursuant to which Virtus will perform certain administrative services with respect to the assets of Green Creek.

As of December 31, 2014, Notes in an aggregate principal amount of $130,000 had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $75,400. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of December 31, 2014, Schuylkill River’s liability under the Goldman facility was $75,400, plus $89 of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of December 31, 2014, the fair value of assets held by Green Creek was $453,678.

The Company incurred costs of $2,000 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2014, $1,977 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2014, the components of total interest expense for the Goldman facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$89
Non-usage fees	—
Amortization of deferred financing costs	23

Total interest expense	$112

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$75,400
Effective interest rate on borrowings	2.76%
Weighted average interest rate (including the effect of non-usage fees)	2.76%

(1)	Interest under the Goldman facility is paid quarterly in arrears and will commence on March 15, 2015.

(2)	Average borrowings under the Goldman facility are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the Cooper River facility accrue interest at a rate equal to three-month LIBOR, plus 1.75% per annum during the first two years of the Cooper River facility and three-month LIBOR plus 2.00% per annum thereafter. Borrowings under the Cooper River facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning on June 24, 2013, Cooper River became subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Cooper River facility is not borrowed. Outstanding borrowings under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of December 31, 2014, $170,494 was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2014, $642 of such deferred financing costs had yet to be amortized to interest expense.

Under the Cooper River facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Cooper River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

For the years ended December 31, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Year Ended December 31,
	2014	2013
Direct interest expense	$3,424	$1,848
Non-usage fees	150	118
Amortization of deferred financing costs	518	397

Total interest expense	$4,092	$2,363

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest expense(1)	$3,582	$1,193
Average borrowings under the facility(2)	$170,494	$118,460
Effective interest rate on borrowings (including the effect of non-usage fees)	2.07%	2.01%
Weighted average interest rate (including the effect of non-usage fees)	2.07%	2.13%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the Cooper River facility for the year ended December 31, 2013 are calculated since the inception date of the facility, or March 27, 2013.

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

The Company may contribute cash, loans or bonds to Wissahickon Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Wissahickon Creek or will receive fair market value for any assets sold to Wissahickon Creek. Wissahickon Creek may purchase additional assets from various sources. Wissahickon Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of a collateral management agreement. Wissahickon Creek’s obligations to Wells Fargo under the Wissahickon Creek facility are secured by a first priority security interest in substantially all of the assets of Wissahickon Creek, including its portfolio of assets. The obligations of Wissahickon Creek under the Wissahickon Creek facility are non-recourse to the Company, and the Company’s exposure under the facility is limited to the value of its investment in Wissahickon Creek.

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

Borrowings under the Wissahickon Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Wissahickon Creek varies depending upon the types of assets in Wissahickon Creek’s portfolio.

Under the Wissahickon Creek facility, Wissahickon Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wissahickon Creek facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within three business days of when due; (b) a borrowing base deficiency that is not cured in accordance with the terms of the Wissahickon Creek facility; (c) the insolvency or bankruptcy of Wissahickon Creek or the Company; (d) the resignation or removal of the Company as collateral manager; (e) the failure of the Company to maintain an asset coverage ratio of greater than or equal to 2:1; (f) the failure of the Company to have a net asset value of at least $300,000; and (g) the failure of Wissahickon Creek to qualify as a bankruptcy-remote entity. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wissahickon Creek facility immediately due and payable. During the continuation of an event of default, Wissahickon Creek must pay interest at a default rate.

As of December 31, 2014, $185,000 was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $2,825 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$1,798
Non-usage fees	1,208
Amortization of deferred financing costs	585

Total interest expense	$3,591

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$1,702
Average borrowings under the facility(2)	$117,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.03%
Weighted average interest rate (including the effect of non-usage fees)	4.20%

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	Average borrowings under the Wissahickon Creek facility are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

The Company may sell or contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of its investment in Darby Creek.

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.75% per annum. Darby Creek is subject to a non-usage fee of 0.75% per annum to the extent the aggregate principal amount available under the Darby Creek facility is not borrowed. In addition, Darby Creek is subject to a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Darby Creek facility had been borrowed, less the non-usage fee accrued during such quarter. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

Under the Darby Creek facility, Darby Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Darby Creek facility contains events of default customary for similar financing transactions,

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Darby Creek or the Company; (d) a change of control of Darby Creek shall have occurred; (e) the failure of Darby Creek to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek facility immediately due and payable. During the continuation of an event of default, Darby Creek must pay interest at a default rate.

As of December 31, 2014, $249,500 was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $2,117 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $1,661 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Darby Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$3,574
Non-usage fees	586
Amortization of deferred financing costs	456

Total interest expense	$4,616

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$2,588
Average borrowings under the facility(2)	$178,056
Effective interest rate on borrowings (including the effect of non-usage fees)	2.98%
Weighted average interest rate (including the effect of non-usage fees)	3.52%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	Average borrowings under the Darby Creek facility are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

The Company may contribute cash, loans or bonds to Dunning Creek from time to time, subject to certain restrictions set forth in the Dunning Creek facility, and will retain a residual interest in any assets contributed through its ownership of Dunning Creek or will receive fair market value for any assets sold to Dunning Creek. Dunning Creek may purchase additional assets from various sources. Dunning Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Dunning Creek’s obligations to the lenders under the Dunning Creek facility are secured by a first priority security interest in substantially all of the assets of Dunning Creek, including its portfolio of assets. The obligations of Dunning Creek under the Dunning Creek facility are non-recourse, to the Company and the Company’s exposure under the facility is limited to the value of its investment in Dunning Creek.

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

Borrowings under the Dunning Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Dunning Creek varies depending upon the types of assets in Dunning Creek’s portfolio.

Under the Dunning Creek facility, Dunning Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Dunning Creek facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within three business days of when due; (b) the failure to meet an over collateralization test (which measures Dunning Creek’s eligible assets, as adjusted by the prescribed advance rates) and such failure is not cured promptly on the same day; (c) the insolvency or bankruptcy of Dunning Creek or the Company; (d) the purchase of certain ineligible assets if the same is not cured within five business days; (e) the termination of the Company as investment manager; (f) the Company’s failure to maintain a net asset value of at least $50,000 plus 50% of additional equity (in excess of $50,000) raised after the closing date of the facility; and (g) fraud or other illicit acts by the Company, Dunning Creek, GDFM or any of their respective directors, principals or officers, in each case, in their respective investment advisory capacities. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunning Creek facility immediately due and payable. If such amounts are accelerated and not repaid immediately, Dunning Creek will be required to pay interest on such overdue amounts at a default rate.

As of December 31, 2014, $230,800 was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $710 in connection with obtaining and amending the facility, which the Company has recorded as deferred

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2014, $268 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Dunning Creek facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$1,996
Non-usage fees	—
Amortization of deferred financing costs	442

Total interest expense	$2,438

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$1,406
Average borrowings under the facility(2)	$178,526
Effective interest rate on borrowings	1.77%
Weighted average interest rate	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	Average borrowings under the Dunning Creek facility are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

Borrowings of Dunning Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Juniata River Credit Facility

On November 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a senior secured term loan facility, or the Juniata River facility, with JPM, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. The Juniata River facility provides for delayed-draw borrowings in an aggregate principal amount up to $300,000 on a committed basis before February 14, 2015.

The Company may contribute assets to Juniata River from time to time, subject to certain restrictions set forth in the Juniata River facility, and will retain a residual interest in any assets contributed through its ownership of Juniata River or will receive fair market value for any assets sold to Juniata River. Juniata River may purchase additional assets from various sources. Juniata River has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Juniata River’s obligations to the lenders under the Juniata River facility are secured by a first priority security interest in substantially all of

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

the assets of Juniata River, including its portfolio of debt securities. The obligations of Juniata River under the Juniata River facility are non-recourse to the Company, and the Company’s exposure under the Juniata River facility is limited to the value of the Company’s investment in Juniata River.

Pricing under the Juniata River facility is based on LIBOR for a six month interest period for the first interest payment due and thereafter a three-month interest period, in each case, plus a spread of 2.50% per annum. Interest is payable in arrears beginning on April 25, 2015 and each quarter thereafter. Any amounts borrowed under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

Borrowings under the Juniata River facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Juniata River by the lenders minus the amount of principal and certain interest proceeds in Juniata River’s accounts is less than or equal to fifty percent (50%) of the net asset value of Juniata River’s portfolio of assets.

Under the Juniata River facility, Juniata River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Juniata River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or any other payments within two business days of when due; (b) the $300,000 committed principal amount is not fully drawn within ninety days of the Juniata River facility’s effective date; (c) the insolvency or bankruptcy of Juniata River or the Company; (d) a change of control of Juniata River shall have occurred; (e) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (f) GDFM or an affiliate thereof ceases to be the Company investment sub-advisor. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Juniata River facility immediately due and payable.

As of December 31, 2014, $180,000 was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $289 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of December 31, 2014, $281 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2014, the components of total interest expense for the Juniata River facility were as follows:

Year Ended December 31, 2014
Direct interest expense	$477
Non-usage fees	—
Amortization of deferred financing costs	8

Total interest expense	$485

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the year ended December 31, 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

Year Ended December 31, 2014
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$139,555
Effective interest rate on borrowings	2.73%
Weighted average interest rate	2.73%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and will commence on April 25, 2015.

(2)	Average borrowings under the Juniata River facility are calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

Borrowings of Juniata River are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Total Return Swap

On June 13, 2013, the Company’s wholly-owned, special-purpose financing subsidiary, Del River, and Citibank entered into the termination acknowledgment, pursuant to which Del River and Citibank agreed to immediately terminate the TRS Agreement and all transactions thereunder.

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

The fair value of open derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) whose primary underlying risk exposure is credit risk as of December 31, 2014 was as follows:

	Fair Value
Derivative	Asset Derivative	Liability Derivative(1)
Credit Default Swap Contracts	$—	$30,048

(1)	Reflected on the consolidated balance sheet as: unamortized swap premiums received and unrealized depreciation on credit default swaps.

The Company’s derivative assets and liabilities at fair value by risk, which are reported on a gross basis on its unaudited consolidated balance sheet, are presented in the table above. The following tables present the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of the related collateral received by the Company for assets or pledged by the Company for liabilities as of December 31, 2014:

Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JPMorgan Chase Bank, N.A.	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JPMorgan Chase Bank, N.A.	$30,048	$—	$—	$30,048	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments (continued)

The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the year ended December 31, 2014 was as follows:

Derivative	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Credit Default Swap Contracts	$7,535	$(19,426)

(1)	Reflected on the consolidated statement of operations as: net realized gain (loss) on credit default swaps.

(2)	Reflected on the consolidated statement of operations as: net change in unrealized appreciation (depreciation) on credit default swaps.

The average notional amount of credit default swap contracts outstanding during the year ended December 31, 2014, which is indicative of the volume of this derivative type, was approximately $37,200.

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

The Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that any such proceedings will have a material effect upon its financial condition or results of operations.

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2014, 2013 and 2012:

December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2012	$404,991	2.30	—	N/A
2013	$720,494	4.32	—	N/A
2014	$1,641,194	2.75	—	N/A

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014, 2013 and 2012. The Company has omitted the financial highlights for the period from July 13, 2011 (inception) to December 31, 2011 since the Company did not have investment operations as of December 31, 2011.

	Year Ended December 31,
	2014	2013	2012
Per Share Data(1):
Net asset value, beginning of period	$9.39	$9.16	$9.00
Results of operations(2)
Net investment income (loss)	0.80	0.62	0.12
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	(0.17)	0.27	0.73

Net increase (decrease) in net assets resulting from operations	0.63	0.89	0.85

Stockholder distributions(3)
Distributions from net investment income	(0.69)	(0.69)	(0.28)
Distributions from net realized gain on investments	(0.05)	(0.07)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.74)	(0.76)	(0.39)

Capital share transactions
Issuance of common stock(4)	0.03	0.15	0.07
Repurchases of common stock(5)	—	—	—
Offering costs(2)	(0.01)	(0.05)	(0.28)
Reimbursement to investment adviser(2)	—	—	(0.33)
Capital contributions of investment adviser(2)	—	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	0.02	0.10	(0.30)

Net asset value, end of period	$9.30	$9.39	$9.16

Shares outstanding, end of period	313,037,127	254,572,096	57,612,806

Total return(6)	6.92%	10.81%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$2,911,790	$2,390,985	$527,727

Ratio of net investment income to average net assets(7)	8.43%	6.60%	1.29%

Ratio of operating expenses and excise taxes to average net assets(7)	5.43%	5.46%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	0.15%	—

Ratio of net operating expenses and excise taxes to average net assets(7)	5.43%	5.61%	3.06%

Portfolio turnover	43.79%	46.38%	111.30%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,641,194	$720,494	$404,991

Asset coverage per unit(8)	2.75	4.32	2.30

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding for the years ended December 31, 2014, 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share which were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the years ended December 31, 2014, 2013, and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012 are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Ratio of accrued capital gains incentive fees to average net assets	(0.32)%	0.45%	1.63%
Ratio of subordinated income incentive fees to average net assets	1.16%	0.65%	—
Ratio of interest expense to average net assets	1.16%	0.89%	0.13%
Ratio of excise taxes to average net assets	0.04%	—	—

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2014 and 2013. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$115,983	$102,219	$99,516	$81,065
Operating expenses
Total operating expenses	34,825	40,954	46,963	33,365

Net investment income	81,158	61,265	52,553	47,700
Realized and unrealized gain (loss)	(104,020)	(9,281)	31,925	29,668

Net increase (decrease) in net assets resulting from operations	$(22,862)	$51,984	$84,478	$77,368

Per share information—basic and diluted
Net investment income	$0.26	$0.20	$0.17	$0.17

Net increase (decrease) in net assets resulting from operations	$(0.07)	$0.17	$0.28	$0.27

Weighted average shares outstanding	311,321,362	307,734,691	305,302,628	282,039,917

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$61,222	$61,272	$28,226	$16,973
Operating expenses
Total operating expenses	27,611	26,827	8,944	11,596
Add: Expense recoupment to sponsor	—	—	—	2,041

Net expenses	27,611	26,827	8,944	13,637

Net investment income (loss)	33,611	34,445	19,282	3,336
Realized and unrealized gain (loss)	20,561	5,140	(10,120)	24,619

Net increase (decrease) in net assets resulting from operations	$54,172	$39,585	$9,162	$27,955

Per share information—basic and diluted
Net investment income (loss)	$0.15	$0.21	$0.17	$0.04

Net increase (decrease) in net assets resulting from operations	$0.24	$0.24	$0.08	$0.37

Weighted average shares outstanding	227,713,625	165,565,150	116,647,055	75,870,282

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2014 and 2013. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 106.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

Please note that the agreements included as exhibits to this annual report on Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement. (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.16	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.21	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.24	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.27	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.37	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.45	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.46	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.47	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.48	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.50	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.51*	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent each of the lenders from time to time party thereto, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator.

10.52*	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller.

10.53*	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and the Company, as investment manager.

10.54*	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator.

10.55	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.56	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.57	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.58	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.59	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.60	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.61	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION II

Date: March 18, 2015	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2015	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 18, 2015	/s/ MICHAEL LAWSON Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 18, 2015	/s/ BARBARA ADAMS Barbara Adams Director

Date: March 18, 2015	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 18, 2015	/s/ STEPHEN T. BURDUMY Stephen T. Burdumy Director

Date: March 18, 2015	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 18, 2015	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director

Date: March 18, 2015	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director

Date: March 18, 2015	/s/ PAUL MENDELSON Paul Mendelson Director

Date: March 18, 2015	/s/ JOHN E. STUART John E. Stuart Director

Date: March 18, 2015	/s/ SCOTT J. TARTE Scott J. Tarte Director