Form 10-Q
period 2015-03-31
FS Investment Corp II
filed 2015-05-15
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 316,039,315 shares of common stock outstanding as of May 4, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost—$4,596,281 and $4,409,806, respectively)	$4,581,492	$4,396,228
Cash	232,750	224,583
Collateral held at broker for open credit default swap contracts	—	37,951
Receivable for investments sold and repaid	72,427	3,698
Interest receivable	68,974	56,320
Deferred financing costs	7,799	7,728
Prepaid expenses and other assets	251	1
Receivable on credit default swaps	—	62

Total assets	$4,963,693	$4,726,571

Liabilities
Payable for investments purchased	$38,565	$84,272
Repurchase agreements payable(1)	785,306	625,400
Credit facilities payable	1,138,394	1,015,794
Stockholder distributions payable	19,843	9,085
Management fees payable	23,375	23,069
Subordinated income incentive fees payable(2)	15,213	15,334
Administrative services expense payable	1,232	1,845
Interest payable	9,531	6,882
Directors’ fees payable	219	262
Unamortized swap premiums received	—	10,622
Unrealized depreciation on credit default swaps	—	19,426
Other accrued expenses and liabilities	2,042	2,790

Total liabilities	2,033,720	1,814,781

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 314,690,600 and 313,037,127 shares issued and outstanding, respectively	315	313
Capital in excess of par value	2,929,769	2,914,177
Accumulated undistributed (distributions in excess of) net realized gains on investments and credit default swaps and gain/loss on foreign currency(4)	(9,060)	8,168
Accumulated undistributed net investment income(4)	23,816	22,143
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	(14,867)	(33,011)

Total stockholders’ equity	2,929,973	2,911,790

Total liabilities and stockholders’ equity	$4,963,693	$4,726,571

Net asset value per share of common stock at period end	$9.31	$9.30

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Investment income
Interest income	$107,664	$68,584
Fee income	7,706	12,481
Dividend income	370	—

Total investment income	115,740	81,065

Operating expenses
Management fees(1)	24,226	17,641
Capital gains incentive fees(2)	—	5,934
Subordinated income incentive fees(2)	15,213	—
Administrative services expenses	1,076	1,374
Stock transfer agent fees	341	850
Accounting and administrative fees	427	317
Interest expense	13,219	5,901
Directors’ fees	188	179
Other general and administrative expenses	1,051	1,169

Operating expenses	55,741	33,365
Management fee waiver(1)	(851)	—

Net expenses	54,890	33,365

Net investment income	60,850	47,700

Realized and unrealized gain/loss
Net realized gain (loss) on investments	2,385	2,605
Net realized gain (loss) on credit default swaps	(19,588)	—
Net realized gain (loss) on foreign currency	(25)	4
Net change in unrealized appreciation (depreciation) on investments	(1,211)	27,059
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	—
Net change in unrealized gain (loss) on foreign currency	(71)	—

Total net realized and unrealized gain (loss) on investments	916	29,668

Net increase (decrease) in net assets resulting from operations	$61,766	$77,368

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.20	$0.27

Weighted average shares outstanding	313,630,422	282,039,917

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operations
Net investment income	$60,850	$47,700
Net realized gain (loss) on investments, credit default swaps and foreign currency	(17,228)	2,609
Net change in unrealized appreciation (depreciation) on investments	(1,211)	27,059
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	—
Net change in unrealized gain (loss) on foreign currency	(71)	—

Net increase (decrease) in net assets resulting from operations	61,766	77,368

Stockholder distributions(1)
Distributions from net investment income	(59,177)	(49,274)

Net decrease in net assets resulting from stockholder distributions	(59,177)	(49,274)

Capital share transactions(2)
Issuance of common stock	—	442,395
Reinvestment of stockholder distributions	21,090	35,865
Repurchases of common stock	(5,496)	(1,277)
Offering costs	—	(1,686)

Net increase in net assets resulting from capital share transactions	15,594	475,297

Total increase in net assets	18,183	503,391
Net assets at beginning of period	2,911,790	2,390,985

Net assets at end of period	$2,929,973	$2,894,376

Accumulated undistributed (distributions in excess of) net investment income(1)	$23,816	$(11,557)

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$61,766	$77,368
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(421,531)	(927,056)
Paid-in-kind interest	(3,662)	(1,442)
Proceeds from sales and repayments of investments	244,798	310,598
Net realized (gain) loss on investments	(2,385)	(2,605)
Net change in unrealized (appreciation) depreciation on investments	1,211	(27,059)
Net change in unrealized (appreciation) depreciation on credit default swap	(19,426)	—
Accretion of discount	(3,695)	(3,994)
Amortization of deferred financing costs	801	263
(Increase) decrease in collateral held at broker for open credit default swap contracts	37,951	—
(Increase) decrease in receivable for investments sold and repaid	(68,729)	41,750
(Increase) decrease in interest receivable	(12,654)	(11,460)
(Increase) decrease in receivable for credit default swaps	62	—
(Increase) decrease in prepaid expenses and other assets	(250)	(149)
Increase (decrease) in payable for investments purchased	(45,707)	(84,279)
Increase (decrease) in management fees payable	306	2,628
Increase (decrease) in accrued capital gains incentive fees	—	5,934
Increase (decrease) in subordinated income incentive fees payable	(121)	—
Increase (decrease) in administrative services expense payable	(613)	1,160
Increase (decrease) in interest payable	2,649	163
Increase (decrease) in directors’ fees payable	(43)	(15)
Increase (decrease) in unamortized swap premiums received	(10,622)	—
Increase (decrease) in other accrued expenses and liabilities	(748)	1,305

Net cash used in operating activities	(240,642)	(616,890)

Cash flows from financing activities
Issuance of common stock	—	442,927
Reinvestment of stockholder distributions	21,090	35,865
Repurchases of common stock	(5,496)	(1,277)
Offering costs	—	(1,686)
Stockholder distributions	(48,419)	(67,100)
Borrowings under credit facilities(1)	122,600	—
Borrowings under repurchase agreements(2)	159,906	—
Deferred financing costs paid	(872)	(5,194)

Net cash provided by financing activities	248,809	403,535

Total increase (decrease) in cash	8,167	(213,355)
Cash at beginning of period	224,583	581,632

Cash at end of period	$232,750	$368,277

Supplemental disclosure
Local and excise taxes paid	$986	$352

(1)	See Note 8 for a discussion of the Company’s revolving credit facilities. During the three months ended March 31, 2015 and 2014, the Company paid $5,201 and $907, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the three months ended March 31, 2015 and 2014, the Company paid $4,568 and $4,568, respectively, in interest expense pursuant to its repurchase agreements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—86.6%
A.T. Cross Co.	(e)(g)	Retailing	L+850		9/6/19	$41,420	$41,420	$41,420
A.T. Cross Co.	(s)	Retailing	L+850		9/6/19	20,000	20,000	20,000
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700	1.0%	11/20/20	27,328	25,729	25,825
Acision Finance LLC	(k)(l)(o)	Software & Services	L+975	1.0%	12/15/18	32,864	31,606	32,535
Allen Systems Group, Inc.	(e)(f)(p)	Software & Services	L+1625	1.0%	12/14/17	68,615	76,847	77,864
Allen Systems Group, Inc.	(e)(f)(p)	Software & Services	L+1425	1.0%	12/14/17	2,867	3,210	3,253
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	899	899	907
Altus Power America, Inc.	(s)	Energy	L+750	1.5%	10/10/21	2,226	2,226	2,247
Alvogen Pharma US, Inc.	(g)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	5/23/18	9,120	9,082	9,181
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	150,811	150,811	147,794
Apex Tool Group, LLC	(i)	Capital Goods	L+325	1.3%	1/31/20	2,248	2,240	2,220
Ascension Insurance, Inc.	(e)(f)(g)(i)	Insurance	L+825	1.3%	3/5/19	78,460	77,441	77,675
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,444	7,459	7,433
Avaya Inc.	(i)	Technology Hardware & Equipment	L+450		10/26/17	3,930	3,752	3,873
Azure Midstream Energy LLC	(g)	Energy	L+650	1.0%	11/15/18	3,441	3,402	3,281
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	114,713	114,713	115,860
BenefitMall Holdings, Inc.	(s)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	42,236
Boomerang Tube, LLC	(e)(p)(t)	Energy	L+950	1.5%	10/11/17	4,438	4,353	2,552
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,502	3,377
BRG Sports, Inc.	(h)	Consumer Durables & Apparel	L+550	1.0%	4/15/21	1,370	1,346	1,392
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,697	15,612	10,895
Cadillac Jack, Inc.	(e)(g)(h)(i)(k)(o)	Consumer Services	L+850	1.0%	5/15/19	163,138	161,505	169,663
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	L+575		3/1/17	15,620	14,928	14,315
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	L+675		3/1/17	15,707	15,082	14,479
Caesars Entertainment Operating Co., Inc.	(o)(p)	Consumer Services	L+850	2.0%	10/31/16	2,671	2,695	2,492
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(o)(p)	Consumer Services	L+875	1.0%	1/28/18	68,576	68,161	62,782
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)(k)	Consumer Services	L+600	1.0%	10/11/20	58,354	55,424	55,364
Cengage Learning Acquisitions, Inc.	(g)(j)	Media	L+600	1.0%	3/31/20	5,351	5,329	5,381
CEVA Group Plc	(o)(s)	Transportation	L+500		3/19/19	20,000	20,000	17,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cimarron Energy Inc.	(k)(l)	Energy	L+775	1.0%	12/15/19	$25,000	$25,000	$24,750
CITGO Holding, Inc.	(h)(n)	Energy	L+850	1.0%	5/12/18	3,751	3,526	3,735
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	40,873	41,363	40,822
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	57,799	57,799	58,955
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,382	5,362	5,097
Del Monte Foods, Inc.	(i)(o)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	2,781	2,769	2,655
Dent Wizard International Corp.	(h)(k)(l)	Commercial & Professional Services	L+869	1.0%	2/5/20	74,834	74,834	74,834
Dent Wizard International Corp.	(s)	Commercial & Professional Services	L+425	1.0%	2/5/20	1,951	1,951	1,951
Digital River, Inc.	(g)(h)	Software & Services	L+650	1.0%	2/12/21	15,000	14,260	14,963
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,145	7,034	7,154
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,092	4,018	4,115
FairPoint Communications, Inc.	(e)(h)(o)	Telecommunication Services	L+625	1.3%	2/14/19	14,468	14,660	14,751
Fairway Group Acquisition Co.	(g)(o)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,452	8,205	9,144
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,146
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,158	4,140	3,456
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	570	570	570
H.M. Dunn Company, Inc.	(k)(l)	Capital Goods	Prime+711		3/26/21	60,000	60,000	60,000
H.M. Dunn Company, Inc.	(s)	Capital Goods	Prime+711		3/26/21	21,429	21,429	21,429
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,202
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,139	84,139	84,139
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	10,086	10,086	10,086
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,750	24,552	24,564
Lantiq Deutschland GmbH	(e)(o)	Software & Services	L+900	2.0%	11/16/15	975	955	970
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	3,848	3,818	3,514
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	62,213	62,213	60,968
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,606	2,617	2,110
MModal LLC	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,066	9,361
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,803	1,788	1,792
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,894	11,942
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,509	5,597

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	$1,894	$1,902	$1,534
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,857	3,827	3,937
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	109,425	109,425	109,425
Nine West Holdings, Inc.	(l)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	471	458	447
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+941	1.3%	9/10/19	67,105	67,105	67,105
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,304	2,317	2,298
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	7,632	7,503	7,680
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/28/21	703	700	698
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	60,000	60,000	60,000
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,384
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,263
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,304
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,918	2,935	2,883
Reddy Ice Corp.	(g)(j)	Food & Staples Retailing	L+550	1.3%	5/1/19	3,080	2,849	2,725
RGL Reservoir Operations Inc.	(g)(h)(o)	Energy	L+500	1.0%	8/13/21	6,823	6,633	5,173
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	17,550	17,241	17,619
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,525	43,017	39,607
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	101,245	100,808	100,739
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	315	314	300
The Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,867	6,841
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,210	7,164	6,814
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,560	16,194	12,088
Stonewall Gas Gathering LLC	(g)(i)	Energy	L+775	1.0%	1/28/22	10,000	9,516	10,063
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	12,175	11,135	10,673
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	5,326	5,326	5,380
Sunnova Asset Portfolio 5 Holdings, LLC	(s)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	4,800	4,800	4,848
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,836	19,836	19,539
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,873	4,875	4,876

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+875, 1.8% PIK (1.8% Max PIK)	1.5%	5/30/19	$94,525	$94,525	$95,943
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,145	1,140	1,039
Vertellus Performance Chemicals LLC	(k)(l)	Materials	Prime+850		1/30/20	65,000	65,000	65,009
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	112,163	112,163	113,285
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,344
Weight Watchers International, Inc.	(o)(n)	Food & Staples Retailing	L+325	0.8%	4/2/20	26,557	15,274	14,278
Weight Watchers International, Inc.	(o)	Food & Staples Retailing	L+300		4/2/16	6,109	5,329	5,414
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	98,182
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,929
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	19,803	19,803	19,803

Total Senior Secured Loans—First Lien							2,697,189	2,680,037
Unfunded Loan Commitments							(144,249)	(144,249)

Net Senior Secured Loans—First Lien							2,552,940	2,535,788

Senior Secured Loans—Second Lien—34.7%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,794	8,423
Advantage Sales & Marketing Inc.	(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,824	2,805	2,834
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,274	4,030
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,288	2,489
American Energy—Utica, LLC	(e)(f)(i)(l)	Energy	L+950	1.5%	9/30/18	137,003	137,003	136,660
American Energy—Utica, LLC	(f)	Energy	L+950	1.5%	9/30/18	44,524	44,524	44,413
AssuredPartners Capital, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,919	6,738
Atlas Resource Partners, L.P.	(e)(h)(k)(o)	Energy	L+900	1.0%	2/23/20	67,000	65,029	66,022
BlackBrush Oil & Gas, L.P.	(f)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,337	9,086
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,694	2,888
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	603	623
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,215	12,625
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cervalis LLC	(e)(h)	Commercial & Professional Services	L+875	1.3%	2/8/19	$30,000	$29,709	$30,000
Checkout Holding Corp	(l)	Media	L+675	1.0%	4/11/22	10,000	9,932	7,825
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,239	2,105
ColourOz Investment 2 LLC	(i)(o)	Materials	L+725	1.0%	9/5/22	5,714	5,672	5,533
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,701	9,317
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	14,075	14,015	14,004
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,794	7,117
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,304	3,025
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,463
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,476	24,990
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,864	7,993
Fieldwood Energy LLC	(f)(j)	Energy	L+713	1.3%	9/30/20	3,500	2,358	2,579
Filtration Group Corp.	(j)	Capital Goods	L+725	1.0%	11/21/21	5,158	5,172	5,190
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,956	9,850
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,805	2,787
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,752	3,621
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	3,250	2,762	2,911
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	5,137	5,152	5,112
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	12,500	11,950	12,128
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	9,750	9,961	9,695
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,018	11,877
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,789	14,775
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,740	13,413
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,094	5,283
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,966	13,106
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,449	5,335
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,402	5,410
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,889	9,068
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,906	59,700
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,925	80,500
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	4,857	4,814	4,736
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,725	7,060
Samson Investment Co.	(g)	Energy	L+400	1.0%	9/25/18	2,000	1,828	1,058

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequential Brands Group, Inc.	(e)(i)(k)(o)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	$50,000	$50,000	$50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/9/21	7,000	6,938	6,939
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,630	20,017
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,495	28,385
TNS, Inc.	(f)(h)(l)	Telecommunication Services	L+800	1.0%	8/14/20	45,296	44,925	45,225
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,075	56,715
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,231	18,090	16,225
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,756	2,594
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	4,000	3,967	3,960

Total Senior Secured Loans—Second Lien							1,034,142	1,017,934

Senior Secured Bonds—9.0%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,941	24,850
Algeco Scotsman Global Finance Plc	(j)(o)	Commercial & Professional Services	8.5%		10/15/18	15,469	15,244	15,469
Allen Systems Group, Inc.	(f)(p)(t)	Software & Services	10.5%		11/15/16	14,225	10,243	4,196
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,237	7,004
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,475	5,488
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	17,550	15,411	15,005
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,129	61,653
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,935
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	43,875	42,043	39,268
FourPoint Energy, LLC	(f)(s)	Energy	8.0%		12/31/20	17,063	16,977	15,271
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,854
iHeartCommunications, Inc.	(j)	Media	10.6%		3/15/23	3,500	3,500	3,520
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,550	17,529	17,550
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	1,565
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,635	27,841
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,220	7,960
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,320	2,300	2,256
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,190	18,263

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Speedy Cash Intermediate Holdings Corp.	(j)	Diversified Financials	10.8%		5/15/18	$2,000	$2,015	$1,911

Total Senior Secured Bonds							316,189	279,859
Unfunded Bond Commitments							(16,977)	(16,977)

Net Senior Secured Bonds							299,212	262,882

Subordinated Debt—15.3%
Acosta HoldCo, Inc.	(j)	Consumer Services	7.8%		10/1/22	4,800	4,800	4,980
Algeco Scotsman Global Finance Plc	(j)(o)	Commercial & Professional Services	10.8%		10/15/19	3,000	2,553	2,483
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	939	1,033
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,603	2,170
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	4,119	4,240	4,207
Atlas Energy Holdings Operating Co., LLC	(j)(n)(o)	Energy	7.8%		1/15/21	5,310	4,894	3,611
Atlas Energy Holdings Operating Co., LLC	(j)(n)(o)	Energy	9.3%		8/15/21	200	141	142
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,026	6,287
Beazer Homes USA, Inc.	(j)(o)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,633
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/25/19	39,746	39,746	39,547
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,212	6,500
Cadillac Jack, Inc.	(f)(o)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	53,183	37,953	63,022
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,433
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,502	18,528
Compressco Partners, LP	(j)(o)	Energy	7.3%		8/15/22	4,000	3,944	3,498
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	571	554
EV Energy Partners, L.P.	(f)(j)(o)	Energy	8.0%		4/15/19	1,575	1,387	1,445
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	670	755
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	401	401	401
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,986	5,978
Jefferies Finance LLC	(j)(o)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,459
Jefferies Finance LLC	(j)(o)	Diversified Financials	6.9%		4/15/22	950	950	888
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	25,300	23,385	20,873
Legacy Reserves LP	(e)(o)	Energy	8.0%		12/1/20	8,250	8,111	6,844
Legacy Reserves LP	(j)(o)	Energy	6.6%		12/1/21	5,000	3,901	3,982

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	$4,150	$3,460	$3,008
Linn Energy, LLC	(j)(o)	Energy	6.5%		9/15/21	1,000	808	771
Linn Energy, LLC	(j)(o)	Energy	7.8%		2/1/21	1,500	1,201	1,231
Linn Energy, LLC	(j)(o)	Energy	6.3%		11/1/19	1,500	1,224	1,199
Linn Energy, LLC	(j)(o)	Energy	8.6%		4/15/20	500	428	430
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,624	39,854
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	70,353	75,500
Ocean Rig UDW Inc	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	2,714
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	27,554
P.F. Chang’s China Bistro, Inc.	(j)	Consumer Services	10.3%		6/30/20	11,578	11,914	12,070
Resolute Energy Corp.	(j)	Energy	8.5%		5/1/20	5,800	5,854	2,473
Rex Energy Corp.	(e)	Energy	8.9%		12/1/20	15,000	14,916	11,618
Rex Energy Corp.	(j)	Energy	6.3%		8/1/22	3,950	3,950	2,711
RKI Exploration & Production, LLC	(j)	Energy	8.5%		8/1/21	2,710	2,438	2,581
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	1,400	1,135	392
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/15/20	10,659	9,463	7,221
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,401	14,346
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,161	3,747
Talos Production LLC	(j)	Energy	9.8%		2/15/18	4,500	4,025	3,713
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	2,350	2,350	1,901
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,165
VRX Escrow Corp.	(j)(o)	Pharmaceuticals, Biotechnology & Life Sciences	5.9%		5/15/23	3,250	3,250	3,330
Warren Resources, Inc.	(f)(j)	Energy	9.0%		8/1/22	20,890	17,143	12,379
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,353
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,715
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,181

Total Subordinated Debt							449,413	448,410

Collateralized Securities—4.4%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	15.0%		7/15/25	17,000	11,613	13,501

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	$76,260	$75,911	$77,404
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	991
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	12.5%		1/25/27	12,140	12,013	11,958
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	15.3%		1/15/24	4,650	2,703	3,349
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.0%		4/20/25	26,720	20,707	22,781

Total Collateralized Securities							123,940	129,984

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.4%
A.T. Cross Co., Common Equity, Class A Units	(f)(p)	Retailing				1,000,000	1,000	1,050
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	2,750
ACP FH Holdings GP, LLC, Common Equity	(f)(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(f)(p)	Consumer Durables & Apparel				8,768,572	8,769	8,830
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				299,758	300	480
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	33,340
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	6,200
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing				17,256,081	1,898	3,451
Cimarron Energy Inc., Common Equity	(p)	Energy				2,500,000	2,500	2,000
CoSentry.Net, LLC, Preferred Equity	(f)(p)	Software & Services				2,632	2,500	5,461
DHS Technologies LLC, Common Equity	(f)	Capital Goods				60,872	5,000	1,077
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel				1,846	36	35
ERC Ireland Holdings Ltd., Common Equity	(o)(p)	Telecommunication Services				27,344	3,164	4,626
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy				13,000	13,000	16,250
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy				2,437	1,610	3,083
Global Jet Capital Holdings, LP, Preferred Equity	(p)	Commercial & Professional Services				171,832	172	172
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials				2,107,438	2,107	3,267
MB Precision Holdings LLC, Common Equity	(f)(p)	Capital Goods				2,287,659	2,288	1,945
MModal LLC, Common Equity	(e)(g)(p)	Health Care Equipment & Services				132,235	2,182	1,785

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
New Star Metals Inc., Common Equity	(f)	Capital Goods	2,223,246	$2,250	$2,890
NewStar Financial, Inc., Warrants	(o)(p)(v)	Diversified Financials	6,000,000	30,115	33,600
Professional Plumbing Group, Inc., Common Equity	(f)(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	17,500
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	21,749
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(u)	Energy	1,250,000	2,010	1,763
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	6,545

Total Equity/Other				136,634	197,694
Unfunded Contigent Warrant Commitment	(w)			—	(11,200)

Net Equity/Other				136,634	186,494

TOTAL INVESTMENTS—156.4%				$4,596,281	4,581,492

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.4%)					(1,651,519)

NET ASSETS—100.0%					$2,929,973

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of March 31, 2015, the three-month London Interbank Offered Rate was 0.27%, the Euro Interbank Offered Rate was 0.02% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2015

(in thousands, except share amounts)

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledge as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Security or portion thereof held within Schuylkill River LLC and is pledged as collateral supporting the obligations of Schuylkill River LLC under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).

(n)	Position or portion thereof unsettled as of March 31, 2015.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2015, 78.4% of the Company’s total assets represented qualifying assets.

(p)	Security is non-income producing.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security is an unfunded commitment.

(t)	Security was on non-accrual status as of March 31, 2015.

(u)	Investment denominated in British pounds. Amortized cost and fair value are converted into U.S. dollars as of March 31, 2015.

(v)	Includes 2,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $50,000 upon the request of NewStar.

(w)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $50,000 upon the request of NewStar.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CEVA Group Plc	(o)(s)	Transportation	L+550	1.0%	3/19/19	$20,000	$20,000	$16,675
Cimarron Energy Inc.	(k)(l)	Energy	L+775	1.0%	12/15/19	25,000	25,000	25,000
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	40,975	41,503	40,771
CoSentry.Net, LLC	(e)(f)(i)	Software & Services	L+800	1.3%	12/31/19	57,945	57,945	58,235
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,452	5,432	5,176
Del Monte Foods Consumer Products, Inc.	(i)(o)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	2,788	2,775	2,563
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,164	7,046	7,185
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,342	4,260	4,341
FairPoint Communications, Inc.	(e)(h)(o)	Telecommunication Services	L+625	1.3%	2/14/19	16,505	16,693	16,412
Fairway Group Acquisition Co.	(g)(n)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,482	8,162	8,155
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,286
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,168	4,150	3,460
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	571	571	569
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,002	2,022	1,993
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,714
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	419	417	418
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,355	84,355	84,355
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	9,904	9,904	9,755
Internap Network Services Corp.	(g)(o)	Software & Services	L+500	1.0%	11/26/19	5,910	5,861	5,888
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,813	24,603	24,502
Intrawest Operations Group, LLC	(i)	Consumer Services	L+450	1.0%	12/9/20	4,417	4,386	4,421
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	20,400	20,265	21,232
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	1,765	1,754	1,783
Kanders C3 Holdings, LLC	(s)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,307
Lantiq Deutschland GmbH	(e)(o)	Software & Services	L+900	2.0%	11/16/15	975	949	970
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,317	7,258	7,116
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	62,370	62,370	61,746
MMI International Ltd.	(g)(l)(o)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	6,180	6,049	6,107
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,687	2,700	2,606
MModal Inc.	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,064	9,922

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	$1,807	$1,791	$1,774
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,897	11,794
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,507	5,528
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,953	1,963	1,895
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,867	3,836	3,935
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	109,725	109,725	109,725
Nine West Holdings	(l)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	473	459	443
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	75,000	75,000	73,500
Opal Acquisition, Inc.	(i)	Consumer Services	L+400	1.0%	11/27/20	1,428	1,419	1,418
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,310	2,324	2,298
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	1,722	1,734	1,746
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	9,925	9,749	9,826
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/28/21	704	701	686
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	60,000	60,000	59,400
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,068
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,738
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,304
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,966	2,984	2,930
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
RGL Reservoir Operations Inc.	(g)(h)(o)	Energy	L+500	1.0%	8/13/21	6,840	6,645	5,518
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	18,000	17,671	17,916
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,635	43,110	41,781
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	101,500	101,043	102,515
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	316	314	283
The Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,871	6,939
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,229	7,180	6,904
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,603	16,211	14,216
SunGard Availability Services Capital, Inc.	(g)(j)(n)	Software & Services	L+500	1.0%	3/29/19	8,205	7,533	7,348
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,607	3,607	3,607

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC	(s)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	$6,400	$6,400	$6,400
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,887	19,887	19,489
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	12/27/17	6,443	6,367	6,419
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,905	4,907	4,831
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	94,763	94,763	94,763
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,148	1,143	1,062
Waste Pro USA, Inc.	(e)(h)(i)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	112,444	112,444	112,444
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,222
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	Prime+750		11/17/20	98,182	98,182	98,182
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	Prime+700		11/17/20	32,732	32,732	32,732

Total Senior Secured Loans—First Lien							2,506,445	2,492,644
Unfunded Loan Commitments							(145,739)	(145,739)

Net Senior Secured Loans—First Lien							2,360,706	2,346,905

Senior Secured Loans—Second Lien—34.4%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,792	8,350
Advantage Sales & Marketing Inc.	(g)(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,272	4,160
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	1,450	1,439	1,451
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,285	3,067
American Energy—Utica, LLC	(e)(f)(i)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	106,649	106,649	104,516
American Energy—Utica, LLC	(f)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	72,432	72,431	70,983
AssuredPartners, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,916	6,756
BlackBrush Oil & Gas, L.P.	(l)	Energy	L+650	1.0%	7/30/21	6,637	6,589	5,509
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,644	2,901
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	602	615
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,205	12,594

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	$16,667	$16,667	$16,667
Catalina Marketing Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,930	9,325
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,688	30,000
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,238	2,044
ColourOz Investment 2 LLC	(i)(o)(n)	Materials	L+725	1.0%	9/5/22	4,726	4,691	4,490
Compuware Corp.	(e)(o)(n)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	15,575	15,506	14,874
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,795	7,603
DAE Aviation Holdings, Inc.	(k)(o)	Capital Goods	L+675	1.0%	8/5/19	15,000	14,869	14,738
Del Monte Foods Consumer Products, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,303	2,867
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,488
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,459	25,000
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,859	7,993
Filtration Group Corp.	(j)	Energy	L+725	1.0%	11/21/21	5,158	5,173	5,164
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,954	9,600
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,804	2,770
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,753	3,621
Kronos Inc.	(k)	Software & Services	L+850	1.3%	4/30/20	9,906	9,913	10,104
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	8,138	8,199	8,015
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	10,000	10,224	9,985
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,016	12,126
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
Onex Carestream Finance L.P.	(f)	Health Care Equipment & Services	L+850	1.0%	12/7/19	4,717	4,642	4,701
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,750	13,956
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,073	6,021
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,961	12,683
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,447	5,335
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,401	5,370
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,885	8,933

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	$60,000	$58,871	$59,700
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Redtop Acquisitions Ltd.	(o)	Consumer Services	L+725	1.0%	6/3/21	5,449	5,389	5,442
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	12,857	12,739	12,343
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,724	7,031
Samson Investment Co.	(g)	Energy	L+400	1.0%	9/25/18	2,000	1,818	1,579
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,055	1,963
Sequential Brands Group, Inc.	(e)(i)(k)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	50,000	50,000	50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/9/21	7,000	6,936	6,851
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,602	21,134
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,481	28,385
TNS, Inc.	(f)(h)(l)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	51,010	50,954
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,035	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	1/3/20	2,500	2,458	2,489
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,277	18,127	16,267
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	836
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,755	2,691
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	5,000	4,958	4,875

Total Senior Secured Loans—Second Lien							1,019,318	1,001,313

Senior Secured Bonds—8.6%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,793	23,607
Allen Systems Group, Inc.	(f)(p)(t)	Software & Services	10.5%		11/15/16	14,225	10,242	4,979
Altice Financing S.A.	(j)(o)	Media	7.8%		5/15/22	7,000	7,000	6,974
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,262	7,605
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,473	5,444
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	15,550	13,632	13,412
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,140	64,471
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,890
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	43,875	41,989	38,610

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy, LLC	(s)	Energy	8.0%		12/31/20	$17,063	$16,977	$15,015
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,550	17,527	17,550
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	1,680
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,309	27,288
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,234	8,657
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,600	2,578	2,655
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,175	17,933

Total Senior Secured Bonds							300,431	265,888
Unfunded Bond Commitments							(16,977)	(16,977)

Net Senior Secured Bonds							283,454	248,911

Subordinated Debt—14.5%
Acosta HoldCo, Inc.	(j)	Consumer Services	7.8%		10/1/22	4,800	4,799	4,871
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,598	2,358
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	2,544	2,651	2,557
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	7.8%		1/15/21	5,000	5,000	3,625
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,030	6,090
Beazer Homes USA, Inc.	(j)(o)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,681
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/15/19	39,746	39,746	39,348
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,211	6,281
Cadillac Jack, Inc.	(f)(o)(n)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,562	54,947
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,233
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,018	10,725
Compressco Partners, LP	(j)(o)	Energy	7.3%		8/15/22	4,000	3,942	3,468
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	569	569
Era Group Inc.	(j)(o)	Energy	7.8%		12/15/22	7,250	7,145	7,540
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	671	753

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	$313	$313	$313
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	3,500	3,500	3,500
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,986	5,918
Jefferies Finance LLC	(j)(o)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,400
Jefferies Finance LLC	(j)(o)	Diversified Financials	6.9%		4/15/22	950	950	860
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	22,300	20,975	16,725
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	4,300	4,619	4,730
Legacy Reserves L.P.	(e)(o)	Energy	8.0%		12/1/20	8,250	8,107	6,895
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	4,150	3,436	2,925
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,596	37,774
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	69,995	75,000
Ocean Rig UDW Inc.	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	3,349
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	27,506
P.F. Chang’s China Bistro, Inc.	(f)(j)	Consumer Services	10.3%		6/30/20	12,968	13,314	13,033
Resolute Energy Corp.	(j)	Energy	8.5%		5/1/20	5,800	5,856	2,748
Rex Energy Corp.	(e)(o)	Energy	8.9%		12/1/20	15,000	14,914	13,500
Rex Energy Corp.	(j)(o)	Energy	6.3%		8/1/22	3,950	3,950	3,022
RKI Exploration & Production, LLC	(j)	Energy	8.5%		8/1/21	1,650	1,462	1,345
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	1,400	1,132	588
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/5/20	10,659	9,421	7,275
Sidewinder Drilling Inc.	(e)	Energy	9.8%		11/15/19	1,722	1,722	1,007
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,753
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,388	14,633
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	1,000	647	595
Talos Production LLC	(j)	Energy	9.8%		2/15/18	1,500	1,364	1,358
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	2,350	2,350	1,542
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,125
Warren Resources, Inc.	(j)	Energy	9.0%		8/1/22	12,650	12,202	7,906
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,444

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	$6,000	$6,000	$5,520
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,348

Total Subordinated Debt							431,441	421,683

Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord.	(o)	Diversified Financials	12.4%		10/30/23	6,000	4,022	4,076
Apidos CLO XIV Class E	(o)	Diversified Financials	L+440		4/15/25	6,000	5,381	5,194
Ares 2012 CLO 2A Class Subord.	(o)	Diversified Financials	8.9%		10/12/23	8,500	6,614	5,698
CGMS CLO 2013-3A Class E	(o)	Diversified Financials	L+525		7/15/25	5,000	4,495	4,215
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	14.6%		7/15/25	22,000	15,890	18,949
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(o)	Diversified Financials	15.2%		8/1/25	15,000	11,363	14,628
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	76,260	75,735	78,739
NewStar Clarendon 2014-1A Class D	(o)(n)	Diversified Financials	L+435		1/25/27	1,060	993	993
NewStar Clarendon 2014-1A Sub B	(o)(n)	Diversified Financials	12.4%		1/25/27	12,140	12,013	12,013
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	14.9%		1/15/24	4,650	2,926	3,715
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.6%		4/20/25	40,720	32,636	36,370

Total Collateralized Securities							172,068	184,590

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.6%
A.T. Cross Co., Common Equity, Class A Units	(p)	Retailing				1,000,000	1,000	1,000
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	3,056
ACP FH Holdings GP, LLC, Common Equity	(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(p)	Consumer Durables & Apparel				8,768,572	8,769	8,769
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				253,925	254	254

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services	2,000,000	$16,832	$35,179
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy	13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components	8,378	8,378	5,990
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing	17,256,081	1,898	5,003
Cimarron Energy Inc., Common Equity	(p)	Energy	2,500,000	2,500	2,500
CoSentry.Net, LLC, Preferred Equity	(p)	Software & Services	2,632	2,500	4,185
DHS Technologies LLC	(f)	Capital Goods	60,872	5,000	1,468
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	40
ERC Ireland Holdings Ltd., Common Equity	(o)(p)(n)	Telecommunication Services	22,401	2,548	3,550
ERC Ireland Holdings Ltd., Warrants	(o)(p)	Telecommunication Services	4,943	598	783
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,575
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,132
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	2,950
MB Precision Holdings LLC, Common Equity	(p)	Capital Goods	2,287,659	2,288	2,288
MModal Inc., Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	1,989
New Star Metals Inc., Common Equity		Capital Goods	2,223,246	2,250	2,890
NewStar Financial, Inc., Warrants	(o)(p)	Diversified Financials	4,750,000	30,115	31,350
Professional Plumbing Group, Inc., Common Equity	(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	15,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	20,466
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(y)	Energy	1,250,000	2,010	1,947

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/Contracts	Cost	Fair Value(d)
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	$1,478	$6,169
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	4,000	2,895	1,360
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	2,022	1,175
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	1,504	863

Total Equity/Other				142,819	197,776
Unfunded Contingent Warrant Commitment				—	(4,950)

Net Equity/Other				142,819	192,826

TOTAL INVESTMENTS—151.0%				$4,409,806	4,396,228

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.0%)	(v)				(1,484,438)

NET ASSETS—100.0%					$2,911,790

Credit Default Swaps on Corporate Issues—Sell Protection

Reference Entity	Counterparty	Implied Credit Spread at December 31, 2014(w)	Industry	Fixed Deal Received Rate	Maturity	Notional(x)	Market Value(d)	Unamortized Premiums Paid (Received)	Unrealized Appreciation (Depreciation)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	888.2%	Consumer Services	5.0%	6/20/15	$15,000	$(12,026)	$(3,768)	$(8,258)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	656.5%	Consumer Services	5.0%	9/20/15	22,000	(18,022)	(6,854)	(11,168)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate was 0.26%, the Euro Interbank Offered Rate was 0.08% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2015, the Company had nine wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase minority interests in the form of common or preferred equity or equity-related securities in its target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the fiscal year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of March 31, 2015, the Company had no outstanding credit default swap contracts.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	46,680,052	$486,879
Reinvestment of Distributions	2,232,042	21,090	3,781,436	35,865

Total Gross Proceeds	2,232,042	21,090	50,461,488	522,744
Commissions and Dealer Manager Fees	—	—	—	(44,484)

Net Proceeds to Company	2,232,042	21,090	50,461,488	478,260
Share Repurchase Program	(578,569)	(5,496)	(135,094)	(1,277)

Net Proceeds from Share Transactions	1,653,473	$15,594	50,326,394	$476,983

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of May 4, 2015, the Company had issued a total of 319,523,093 shares of common stock and raised total gross proceeds of $3,276,148, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the three months ended March 31, 2015 and 2014, the Company sold 2,232,042 and 50,461,488 shares of common stock for gross proceeds of $21,090 and $522,744 at an average price per share of $9.45 and $10.36, respectively. All of the shares of common stock the Company issued during the three months ended March 31, 2015 were issued on account of reinvested stockholder distributions pursuant to the Company’s dividend reinvestment plan. The gross proceeds received during the three months ended March 31, 2014 include reinvested stockholder distributions of $35,865 for which the Company issued 3,781,436 shares of common stock. During the period from April 1, 2015 to May 4, 2015, the Company issued 2,234,224 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $21,108 at an average price per share of $9.45.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $44,484 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company currently intends to limit the number of shares of common stock to be repurchased during any calendar year to the number of shares of common stock it can repurchase with the proceeds it receives from the issuance of shares of common stock under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. In addition, the Company will limit the number of shares of common stock to be repurchased in any calendar year to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, though the actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496

On April 1, 2015, the Company repurchased 885,509 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $8,368.

Note 4. Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company’s gross assets.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

Under the investment advisory and administrative services agreement, the Company, either directly or through reimbursement to FSIC II Advisor or its affiliates, was responsible for its organization and offering costs in an amount up to 1.5% of gross proceeds raised in the Company’s continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to the Company’s continuous public offering, including costs associated with technology integration between the Company’s systems and those of its selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC II Advisor’s personnel, employees of its affiliates and others while engaged in registering and marketing the Company’s common stock, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

marketing the Company’s common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, were recorded as a reduction of capital.

The dealer manager for the Company’s continuous public offering was FS2 Capital Partners, LLC, or FS2, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS2, or the dealer manager agreement, FS2 was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in March 2014.

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$23,375	$17,641
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$5,934
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$15,213	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,076	$1,374
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the three months ended March 31, 2015 is net of waivers of $851. During the three months ended March 31, 2015 and 2014, $23,069 and $15,013, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2015, $23,375 in base management fees were payable to FSIC II Advisor.

(2)

During the three months ended March 31, 2015 and 2014, the Company accrued capital gains incentive fees of $0 and $5,934, respectively, based on the performance of its portfolio, all of which was based on

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

unrealized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the three months ended March 31, 2015. As of March 31, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the three months ended March 31, 2015 and 2014, $15,334 and $0, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2015, a subordinated incentive fee on income of $15,213 was payable to FSIC II Advisor.

(4)	During the three months ended March 31, 2015 and 2014, $1,024 and $1,288, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $1,689 and $214 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2015 and 2014, respectively.

(5)	During the three months ended March 31, 2015 and 2014, the Company incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common shares.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor purchased 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 2,043,933 shares of common stock for aggregate gross proceeds of $18,395 upon satisfying the minimum offering requirement on June 18, 2012. As of May 4, 2015, the Company had issued an aggregate of 3,419,924 shares of common stock for aggregate gross proceeds of $31,319 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

reimburse the Company for the portion of such distributions to stockholders that represent a return of capital as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of March 31, 2015, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
Fiscal 2015
March 31, 2015	$0.1885	$59,177

The Company intends to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 12, 2015, the Company’s board of directors declared regular monthly cash distributions for April 2015 through June 2015, in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

On February 24, 2014, the Company amended and restated its distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, March 26, 2014. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of the Company’s common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, Stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Investors receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the three months ended March 31, 2015 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the three months ended March 31, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	59,177	100%	49,274	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$59,177	100%	$49,274	100%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	During the three months ended March 31, 2015 and 2014, 93.6% and 93.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.2% and 4.9%, respectively, was attributable to non-cash accretion of discount and 3.2% and 1.8%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $60,319 and $52,415, respectively. As of March 31, 2015 and December 31, 2014, the Company had $23,859 and $19,204, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the reclassification of realized gains on credit default swaps to income for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
GAAP-basis net investment income	$60,850	$47,700
Reversal of incentive fee accrual on unrealized gains	—	5,934
Reclassification of unamortized original issue discount and prepayment fees	(1,128)	(1,616)
Reclassification of realized gains on credit default swap	(19,588)	—
Mark-to-market on outstanding credit default swaps	19,426	—
Other miscellaneous differences	759	397

Tax-basis net investment income	$60,319	$52,415

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

As of March 31, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$15,220	$9,166
Distributable realized gains (long-term capital gains)	8,639	10,038
Incentive fee accrual on unrealized gains	—	—
Unamortized organization costs	(186)	(189)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(22,997)	(21,715)

Total	$676	$(2,700)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	As of March 31, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $129,540 and $123,852, respectively. As of March 31, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $152,537 and $145,567, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,604,411 and $4,417,936 as of March 31, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(22,997) and $(21,715) as of March 31, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,552,940	$2,535,788	55%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,034,142	1,017,934	22%	1,019,318	1,001,313	23%
Senior Secured Bonds	299,212	262,882	6%	283,454	248,911	6%
Subordinated Debt	449,413	448,410	10%	431,441	421,683	10%
Collateralized Securities	123,940	129,984	3%	172,068	184,590	4%
Equity/Other	136,634	186,494	4%	142,819	192,826	4%

Total	$4,596,281	$4,581,492	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2015, the Company did not “control” and was not an “affiliated person” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, the Company had nine senior secured loan investments with aggregate unfunded commitments of $144,249 and one senior secured bond investment with an unfunded commitment of $16,977. As of December 31, 2014, the Company had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$170,661	4%	$177,900	4%
Capital Goods	402,638	9%	383,827	9%
Commercial & Professional Services	362,995	8%	274,316	6%
Consumer Durables & Apparel	259,245	6%	266,710	6%
Consumer Services	740,996	16%	733,804	17%
Diversified Financials	232,142	5%	288,250	7%
Energy	691,320	15%	601,604	14%
Food & Staples Retailing	31,561	1%	12,585	0%
Food, Beverage & Tobacco	9,617	0%	9,365	0%
Health Care Equipment & Services	63,518	1%	80,589	2%
Household & Personal Products	4,761	0%	3,126	0%
Insurance	93,572	2%	98,174	2%
Materials	336,148	7%	269,531	6%
Media	128,411	3%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	59,993	1%	62,970	1%
Retailing	110,390	3%	112,094	3%
Software & Services	318,651	7%	328,443	8%
Technology Hardware & Equipment	242,331	5%	230,554	5%
Telecommunication Services	222,052	5%	229,690	5%
Transportation	100,490	2%	101,343	2%

Total	$4,581,492	100%	$4,396,228	100%

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

As of March 31, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$35	$3,438
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,581,457	4,392,790

Total	$4,581,492	$4,396,228

As of March 31, 2015 and December 31, 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	March 31, 2015 (Unaudited)		December 31, 2014
Valuation Inputs	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	—	—	—	(30,048)

Total	$—	$—	$—	$(30,048)

The Company’s investments as of March 31, 2015 consisted primarily of debt securities that were acquired directly from the issuer. Thirty-eight senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of March 31, 2015. One senior secured loan investment, which was newly-issued and purchased near March 31, 2015, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of December 31, 2014 consisted primarily of debt securities that were acquired directly from the issuer. Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, the Company valued its other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The Company’s valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation process.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	1,510	486	561	1,128	10	—	3,695
Net realized gain (loss)	(152)	(242)	231	(624)	(907)	—	(1,694)
Net change in unrealized appreciation (depreciation)	(3,351)	1,797	(1,787)	8,755	(6,478)	(3,165)	(4,229)
Purchases	274,848	74,810	22,472	49,053	158	190	421,531
Paid-in-kind interest	302	2,445	—	915	—	—	3,662
Sales and redemptions	(84,274)	(62,675)	(7,506)	(32,500)	(47,389)	46	(234,298)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,535,788	$1,017,934	$262,882	$448,410	$129,984	$186,459	$4,581,457

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,849)	$(5,387)	$(1,812)	$7,031	$(4,541)	$360	$(6,198)

	For the Three Months Ended March 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	1,421	1,327	1,206	18	22	—	3,994
Net realized gain (loss)	1,309	42	15	1,239	—	—	2,605
Net change in unrealized appreciation (depreciation)	768	4,195	6,601	10,330	2,450	2,990	27,334
Purchases	493,635	242,127	77,222	80,904	—	30,316	924,204
Paid-in-kind interest	39	1,403	—	—	—	—	1,442
Sales and redemptions	(153,791)	(80,769)	(1,319)	(70,160)	(4,559)	—	(310,598)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,611,474	$865,565	$287,652	$298,971	$180,013	$61,070	$3,304,745

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$2,609	$8,635	$6,487	$10,995	$2,450	$2,990	$34,166

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2015, of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

Three Months Ended March 31, 2015
Market value at beginning of period	$(30,048)
Net realized gain (loss)	(19,662)
Net change in unrealized appreciation (depreciation)	19,426
Swap premiums received	—
Coupon payments received	74
Premiums paid on exit	30,210
Net transfers in or out of Level 3	—

Market value at end of period	$—

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to credit default swaps still held at the reporting date	$—

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at March 31, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,599,572	Market Comparables	Market Yield (%)	7.8% – 12.2%	9.4%
	250,780	Other(2)	Other(2)	N/A	N/A
	625,436	Market Quotes	Indicative Dealer Quotes	53.2% – 102.5%	93.8%
	60,000	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	499,071	Market Comparables	Market Yield (%)	8.5% – 13.3%	11.1%
	518,863	Market Quotes	Indicative Dealer Quotes	52.2% – 101.8%	95.8%
Senior Secured Bonds	37,562	Market Comparables	Market Yield (%)	10.3% – 10.8%	10.5%
	225,320	Market Quotes	Indicative Dealer Quotes	27.0% – 101.0%	86.3%
Subordinated Debt	115,047	Market Comparables	Market Yield (%)	9.0% – 13.0%	11.5%
	63,423	Other(2)	Other(2)	N/A	N/A
	269,940	Market Quotes	Indicative Dealer Quotes	27.5% – 116.5%	88.1%
Collateralized Securities	77,404	Market Comparables	Market Yield (%)	11.5% – 11.5%	11.5%
	52,580	Market Quotes	Indicative Dealer Quotes	72.0% – 98.5%	86.1%
Equity/Other	178,798	Market Comparables	EBITDA Multiples (x)	5.5x – 12.3x	8.4x
			Production Multiples (Mboe/d)	$37,500.0 – $42,500.0	$40,000.0
			Proved Reserves Multiples (Mmboe)	$9.0 – $10.0	$9.6
			PV-10 Multiples (x)	1.5x – 1.9x	1.6x
			Capacity Multiple ($/kW)	$1,500.0 – $2,000.0	$1,750.0
		Option Valuation Model	Volatility (%)	37.5% – 55.5%	46.6%
	6,412	Market Quotes	Indicative Dealer Quotes	$13.0 – $160.3	$117.4
	1,249	Other(2)	Other(2)	N/A	N/A

Total	$4,581,457

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,413,100	Market Comparables	Market Yield (%)	4.8% – 12.3%	8.9%
	88,130	Other(2)	Other	N/A	N/A
	720,607	Market Quotes	Indicative Dealer Quotes	78.8% – 102.3%	96.0%
	125,068	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	427,476	Market Comparables	Market Yield (%)	8.5% – 12.0%	10.5%
	573,837	Market Quotes	Indicative Dealer Quotes	71.6% – 102.5%	96.4%
Senior Secured Bonds	36,648	Market Comparables	Market Yield (%)	10.5% – 11.0%	10.8%
	212,263	Market Quotes	Indicative Dealer Quotes	34.0% – 102.3%	86.2%
Subordinated Debt	169,295	Market Comparables	Market Yield (%)	8.8% – 13.0%	10.8%
	312	Other	Other	N/A	N/A
	252,076	Market Quotes	Indicative Dealer Quotes	41.5% – 116.3%	89.1%
Collateralized Securities	91,745	Market Comparables	Market Yield (%)	11.3% – 11.3%	11.3%
	92,845	Market Quotes	Indicative Dealer Quotes	67.0% – 97.5%	86.9%
Equity/Other	174,209	Market Comparables	EBITDA Multiples (x)	5.0x – 12.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 –$70,256.0	$52,330.5
			Proved Reserves Multiples (Mmboe)	$10.5 – $12.0	$11.3
			PV-10 Multiples (x)	1.7x – 1.8x	1.7x
		Option Valuation Model	Volatility (%)	37.5% – 55.5%	47.1%
	6,322	Market Quotes	Indicative Dealer Quotes	$13.8 – $132.7	$94.5
	8,857	Cost	Cost	$1.00 – $1.00	$1.00

Total	$4,392,790

Credit Default Swaps	$(30,048)	Market Quotes	Indicative Dealer Quotes	(81.9%) – (80.2%)	(81.2)%

(1)	Investments and credit default swaps using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed restructuring of portfolio company.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$235,306	$164,694	December 15, 2018
Cooper River Credit Facility	Revolving	L+2.00%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$187,600	$62,400	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.75%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility(1)	Revolving	L+1.55%	$230,800	$19,200	May 14, 2015
Juniata River Credit Facility	Revolving	L+2.50%	$300,000	$—	November 14, 2019

(1)	On May 14, 2015, the Dunning Creek Credit Facility was amended to (a) extend the maturity date to May 14, 2016 and (b) reduce the applicable spread over LIBOR to 1.45%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,784,664 and 2.78%, respectively. As of March 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.80%.

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

Pursuant to the financing arrangement, the assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank N.A., or Citibank, as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

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

As of March 31, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of March 31, 2015 and December 31, 2014, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $1,986 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of March 31, 2015 and December 31, 2014, the fair value of assets held by Lehigh River was $1,172,814 and $1,189,438, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of March 31, 2015 and December 31, 2014, the fair value of assets held by Cobbs Creek was $349,098 and $392,225.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of March 31, 2015, $64 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$4,469	$4,469
Amortization of deferred financing costs	10	10

Total interest expense	$4,479	$4,479

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$4,568	$4,568
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

The Company may sell and/or contribute assets to Green Creek from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, between the Company and Green Creek, or the Sale and Contribution Agreement. The assets held by Green Creek secure the obligations of Green Creek under Floating Rate Notes, or the Notes, to be issued from time to time by Green Creek to Schuylkill River pursuant to an Indenture, dated as of December 15, 2014, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Green Creek from time to time is $690,000. Schuylkill River will purchase the Notes to be issued by Green Creek from time to time at a purchase price equal to their par value.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. As of March 31, 2015 and December 31, 2014, Notes in an aggregate principal amount of $405,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $235,306 and $75,400, respectively. Schuylkill River intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $284,300 in principal amount of Notes (assuming Green Creek issues the maximum amount of Notes).

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus interest (referred to as financing fees) accrued at the applicable pricing rate under the Goldman facility. Up until March 15, 2015, financing fees accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees accrue on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

As of March 31, 2015 and December 31, 2014, Notes in an aggregate principal amount of $405,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $235,306 and $75,400, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of March 31, 2015 and December 31, 2014, Schuylkill River’s liability under the Goldman facility was $235,306 and $75,400, respectively, plus $1,131 and $89, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of March 31, 2015 and December 31, 2014, the fair value of assets held by Green Creek was $597,135 and $453,678, respectively.

The Company incurred costs of $2,022 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2015, $1,873 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015, the components of total interest expense for the Goldman facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$1,042
Amortization of deferred financing costs	126

Total interest expense	$1,168

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$150,725
Effective interest rate on borrowings	2.77%
Weighted average interest rate	2.77%

(1)	Interest under the Goldman facility is paid quarterly in arrears and will commence on May 15, 2015.

Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On March 27, 2013, the Company’s wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River facility, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River facility provides for borrowings in an aggregate principal amount up to $200,000 on a committed basis. Cooper River was able to borrow under the Cooper River facility on a revolving basis through March 27, 2015. Thereafter, Cooper River may not borrow any additional amounts not already drawn under the Cooper River facility or re-borrow any amounts that have been repaid.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the Cooper River facility accrued interest at a rate equal to three-month LIBOR plus 1.75% per annum during the first two years of the Cooper River facility and, beginning March 27, 2015, three-month LIBOR plus 2.00% per annum. Borrowings under the Cooper River facility are subject to compliance with an equity coverage ratio with respect to the current value of Cooper River’s portfolio and a loan compliance test with respect to the initial acquisition of each debt security in Cooper River’s portfolio.

Beginning on June 24, 2013 through March 26, 2015, Cooper River was subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Cooper River facility had not been borrowed. The non-usage fee does not apply on and after March 27, 2015. Outstanding borrowings under the Cooper River facility will be amortized beginning June 27, 2015. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016.

As of March 31, 2015 and December 31, 2014, $170,494 and $170,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $1,557 in connection with obtaining the Cooper River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of March 31, 2015, $514 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$843	$846
Non-usage fees	37	37
Amortization of deferred financing costs	128	127

Total interest expense	$1,008	$1,010

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$901	$907
Average borrowings under the facility	$170,494	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	2.32%	1.99%
Weighted average interest rate (including the effect of non-usage fees)	2.06%	2.08%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

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

As of March 31, 2015 and December 31, 2014, $187,600 and $185,000, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,657 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$1,223	$—
Non-usage fees	223	—
Amortization of deferred financing costs	168	73

Total interest expense	$1,614	$73

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$1,384	$—
Average borrowings under the facility	$186,589	$—
Effective interest rate on borrowings (including the effect of non-usage fees)	3.06%	—%
Weighted average interest rate (including the effect of non-usage fees)	3.10%	—%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of March 31, 2015 and December 31, 2014, $249,500 and $249,500, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $2,967 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $2,337 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2015	2014
Direct interest expense	$1,861	$—
Non-usage fees	—	286
Amortization of deferred financing costs	174	53

Total interest expense	$2,035	$339

For the three months ended March 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest expense(1)	$1,862	$—
Average borrowings under the facility	$249,500	$—
Effective interest rate on borrowings (including the effect of non-usage fees)	2.98%	—%
Weighted average interest rate (including the effect of non-usage fees)	2.98%	—%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

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

As of March 31, 2015, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.55% per annum, and any amounts borrowed under the Dunning Creek facility matured, and all accrued and unpaid interest thereunder were due and payable, on May 14, 2015. On May 14, 2015, the Dunning Creek facility was amended to extend the maturity date to May 14, 2016 and to reduce the applicable spread over LIBOR to 1.45% per annum.

As of March 31, 2015 and December 31, 2014, $230,800 and $230,800, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $710 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2015, $87 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2015, the components of total interest expense for the Dunning Creek facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$1,031
Amortization of deferred financing costs	181

Total interest expense	$1,212

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$1,054
Average borrowings under the facility	$230,800
Effective interest rate on borrowings	1.77%
Weighted average interest rate	1.79%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

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

The Company may contribute cash, loans or bonds to Juniata River from time to time, subject to certain restrictions set forth in the Juniata River facility, and will retain a residual interest in any assets contributed through its ownership of Juniata River or will receive fair market value for any assets sold to Juniata River. Juniata River may purchase additional assets from various sources. Juniata River has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Juniata River’s obligations to the lenders under the Juniata River facility are secured by a first priority security interest in substantially all of the assets of Juniata River, including its portfolio of debt securities. The obligations of Juniata River under the Juniata River facility are non-recourse to the Company, and the Company’s exposure under the Juniata River facility is limited to the value of the Company’s investment in Juniata River.

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

As of March 31, 2015 and December 31, 2014, $300,000 and $180,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $289 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of March 31, 2015, $267 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2015, the components of total interest expense for the Juniata River facility were as follows:

Three Months Ended March 31, 2015
Direct interest expense	$1,689
Amortization of deferred financing costs	14

Total interest expense	$1,703

For the three months ended March 31, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

Three Months Ended March 31, 2015
Cash paid for interest expense(1)	$—
Average borrowings under the facility	$246,556
Effective interest rate on borrowings	2.74%
Weighted average interest rate	2.74%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

Borrowings of Juniata River are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Note 9. Financial Instruments

The Company is subject to credit risk in the normal course of pursuing its investment objectives. The Company has in the past, and may in the future, enter into credit default swap contracts to manage its credit risk, to gain exposure to a credit in which it may otherwise invest or to enhance its returns, which may involve elements of risk in excess of the amounts recognized for financial statement purposes. The notional or contractual amounts of these instruments represent the investment the Company has in particular classes of financial instruments and do not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments (continued)

The Company had certain credit default swap contracts outstanding during the three months ended March 31, 2015 and the year ended December 31, 2014. As of March 31, 2015, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the three months ended March 31, 2015 was as follows:

Derivative	Realized Gain (Loss) on Derivatives Recognized in Income(1)	Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income(2)
Credit Default Swap Contracts	$(19,588)	$19,426

(1)	Reflected on the consolidated statement of operations as: Net realized gain (loss) on credit default swaps.

(2)	Reflected on the consolidated statement of operations as: Net change in unrealized appreciation (depreciation) on credit default swaps.

See Note 7 for a summary of credit default swap activity for the three months ended March 31, 2015.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data(1):
Net asset value, beginning of period	$9.30	$9.39
Results of operations(2)
Net investment income (loss)	0.19	0.80
Net realized and unrealized appreciation (depreciation) on investments, credit default swaps and gain/loss on foreign currency	0.01	(0.17)

Net increase (decrease) in net assets resulting from operations	0.20	0.63

Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.69)
Distributions from net realized gain on investments	—	(0.05)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.74)

Capital share transactions
Issuance of common stock(4)	0.00	0.03
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	—	0.02

Net asset value, end of period	$9.31	$9.30

Shares outstanding, end of period	314,690,600	313,037,127

Total return(6)	2.15%	6.92%

Ratio/Supplemental Data:
Net assets, end of period	$2,929,973	$2,911,790

Ratio of net investment income to average net assets(7)	2.09%	8.43%

Ratio of total operating expenses to average net assets(7)	1.91%	5.43%
Ratio of waived expenses to average net assets(7)	(0.03)%	—

Ratio of net operating expenses and excise taxes to average net assets(7)	1.88%	5.43%

Portfolio turnover(8)	5.42%	43.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,923,700	$1,641,194

Asset coverage per unit(9)	2.52	2.75

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of the sales load from the sale of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return as calculated above represents the total return on the Company’s investment portfolio during the applicable period and is calculated in accordance with GAAP. These return figures do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three Months Ended March 31, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.32)%
Ratio of subordinated income incentive fees to average net assets	0.52%	1.16%
Ratio of interest expense to average net assets	0.45%	1.16%
Ratio of excise taxes to average net assets	—	0.04%

(8)	Portfolio turnover for the three months ended March 31, 2015 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest to simplify the presentation of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors” in our annual report on Form 10-K. Factors that could cause actual results to differ materially include:

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

In addition, our relationship with GSO Capital Partners L.P., the parent of GDFM and one of the largest CLO managers in the world, allows us to opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase minority interests in the form of common or preferred equity or the equity-related securities in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans, and senior secured bonds, in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services).We also invest in non-rated debt securities.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we may generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

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

As of March 31, 2015 and December 31, 2014, no amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three Months Ended March 31, 2015 and for the Year Ended December 31, 2014

During the three months ended March 31, 2015, we made investments in portfolio companies totaling $421,531. During the same period, we sold investments for proceeds of $204,407 and received principal repayments of $40,391. As of March 31, 2015, our investment portfolio, with a total fair value of $4,581,492 (55% in first lien senior secured loans, 22% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 3% in collateralized securities and 4% in equity/other), consisted of interests in 190 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $254.6 million. As of March 31, 2015, the investments in our portfolio were purchased at a weighted average price of 97.5% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.8% based upon the amortized costs of our investments.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $3,382,134. During the same period, we sold investments for proceeds of $951,935 and received principal repayments of $673,165. As of December 31, 2014, our investment portfolio, with a total fair value of $4,396,228 (53% in first lien senior secured loans, 23% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other), consisted of interests in 200 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $181.7 million. As of December 31, 2014, the investments in our portfolio were purchased at a weighted average price of 97.8% of par or stated value, as applicable, and our estimated gross portfolio yield, prior to leverage, was 9.6% based upon the amortized cost of our investments.

Based on our regular monthly cash distribution rate of $0.06283 per share as of March 31, 2015 and December 31, 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of March 31, 2015 and December 31, 2014 was 7.11%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our final public offering price per share.

Our estimated gross portfolio yield and our annualized distribution rate to stockholders do not represent an actual investment return to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2015 and the year ended December 31, 2014:

Net Investment Activity	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Purchases	$421,531	$3,382,134
Sales and Redemptions	(244,798)	(1,625,100)

Net Portfolio Activity	$176,733	$1,757,034

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$274,848	65%	$1,937,477	57%
Senior Secured Loans—Second Lien	74,810	18%	769,796	23%
Senior Secured Bonds	22,472	5%	189,249	6%
Subordinated Debt	49,053	12%	353,232	10%
Collateralized Securities	158	0%	13,226	0%
Equity/Other	190	0%	119,154	4%

Total	$421,531	100%	$3,382,134	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,552,940	$2,535,788	55%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,034,142	1,017,934	22%	1,019,318	1,001,313	23%
Senior Secured Bonds	299,212	262,882	6%	283,454	248,911	6%
Subordinated Debt	449,413	448,410	10%	431,441	421,683	10%
Collateralized Securities	123,940	129,984	3%	172,068	184,590	4%
Equity/Other	136,634	186,494	4%	142,819	192,826	4%

Total	$4,596,281	$4,581,492	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Number of Portfolio Companies	190	200
% Variable Rate (based on fair value)	78.0%	76.8%
% Fixed Rate (based on fair value)	18.0%	18.8%
% Income Producing Equity/Other Investments (based on fair value)	0.2%	0.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.8%	4.1%
Average Annual EBITDA of Portfolio Companies	$254,600	$181,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.5%	97.8%
% of Investments on Non-Accrual (based on fair value)	0.1%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	9.9%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2015 and the year ended December 31, 2014:

New Direct Originations	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Total Commitments (including unfunded commitments)	$290,464	$2,078,636
Exited Investments (including partial paydowns)	(32,763)	(278,220)

Net Direct Originations	$257,701	$1,800,416

New Direct Originations by Asset Class (including unfunded commitments)	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$223,214	77%	$1,393,927	67%
Senior Secured Loans—Second Lien	67,000	23%	315,110	15%
Senior Secured Bonds	—	—	79,815	4%
Subordinated Debt	78	0%	204,852	10%
Collateralized Securities	—	—	13,200	1%
Equity/Other	172	0%	71,732	3%

Total	$290,464	100%	$2,078,636	100%

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Average New Direct Origination Commitment Amount	$58,093	$56,179
Weighted Average Maturity for New Direct Originations	6/3/20	11/06/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	10.7%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	10.7%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.4%	9.6%

The following table presents certain selected information regarding our direct originations as of March 31, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2015	December 31, 2014
Number of Portfolio Companies	47	44
Average Annual EBITDA of Portfolio Companies	$60,000	$52,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$2,987,105	65%	$2,722,339	62%
Opportunistic	912,582	20%	903,455	21%
Broadly Syndicated/Other	681,805	15%	770,434	17%

Total	$4,581,492	100%	$4,396,228	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$170,661	4%	$177,900	4%
Capital Goods	402,638	9%	383,827	9%
Commercial & Professional Services	362,995	8%	274,316	6%
Consumer Durables & Apparel	259,245	6%	266,710	6%
Consumer Services	740,996	16%	733,804	17%
Diversified Financials	232,142	5%	288,250	7%
Energy	691,320	15%	601,604	14%
Food & Staples Retailing	31,561	1%	12,585	0%
Food, Beverage & Tobacco	9,617	0%	9,365	0%
Health Care Equipment & Services	63,518	1%	80,589	2%
Household & Personal Products	4,761	0%	3,126	0%
Insurance	93,572	2%	98,174	2%
Materials	336,148	7%	269,531	6%
Media	128,411	3%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	59,993	1%	62,970	1%
Retailing	110,390	3%	112,094	3%
Software & Services	318,651	7%	328,443	8%
Technology Hardware & Equipment	242,331	5%	230,554	5%
Telecommunication Services	222,052	5%	229,690	5%
Transportation	100,490	2%	101,343	2%

Total	$4,581,492	100%	$4,396,228	100%

As of March 31, 2015, we did not “control” and were not an “affiliated person” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2015, we had nine senior secured loan investments with aggregate unfunded commitments of $144,249 and one senior secured bond investment with an unfunded commitment of $16,977. As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$292,400	7%	$284,924	7%
2	3,709,669	81%	3,608,887	82%
3	563,861	12%	485,443	11%
4	7,345	0%	10,528	0%
5	8,217	0%	6,446	0%

Total	$4,581,492	100%	$4,396,228	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

We generated investment income of $115,740 and $81,065 for the three months ended March 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $108,383 and $75,629 of cash income earned as well as $7,357 and $5,436 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized. The increase in investment income is due primarily to the growth of our portfolio over the last year and the increase in the number of directly originated loans. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended March 31, 2015 and 2014, we generated $7,706 and $12,481, respectively, of fee income, which represented 6.7% and 15.4%, respectively, of total investment income. Such fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

Expenses

Our net operating expenses were $54,890 and $33,365 for the three months ended March 31, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $23,375 and $17,641, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $851 and $0, for the three months ended March 31, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $1,076 and $1,374 for the three months ended March 31, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended March 31, 2015 and 2014, we accrued a subordinated incentive fee on income of $15,213 and $0, respectively, based upon the performance of our portfolio. During the three months ended March 31, 2015 and 2014, we accrued capital gains incentive fees of $0 and $5,934, respectively, based upon the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee.”

We recorded interest expense of $13,219 and $5,901 for the three months ended March 31, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended March 31, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $427 and $317, respectively, and fees and expenses incurred with our stock transfer agent totaled $341 and $850, respectively. Fees for our board of directors were $188 and $179 for the three months ended March 31, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,051 and $1,169 for the three months ended March 31, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended March 31,
	2015	2014
Expenses associated with our independent audit and related fees	$109	$121
Compensation of our chief compliance officer(1)	30	30
Legal fees	201	197
Printing fees	272	249
Other	439	572

Total	$1,051	$1,169

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and will not receive any direct compensation from us in this capacity.

During the three months ended March 31, 2015 and 2014, the ratio of our operating expenses to our average net assets was 1.91% and 1.24%, respectively. During the three months ended March 31, 2015 and 2014, the ratio of our operating expenses to average net assets included $13,219 and $5,901, respectively, related to interest expense and $15,213 and $5,934, respectively, related to accruals of incentive fees. Without such expenses, our ratio of operating expenses to average net assets would have been 0.94% and 0.80% for the three months ended March 31, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $60,850 ($0.19 per share) and $47,700 ($0.17 per share) for the three months ended March 31, 2015 and 2014, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in the number of directly originated transactions during the three months ended March 31, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $204,407 and $40,391, respectively, during the three months ended ended March 31, 2015, from which we realized a net gain of $2,385. During the three months ended March 31, 2015, we also realized net losses of $19,588 and $25, respectively, on our credit default swaps and from settlements on foreign currency. We sold investments and received principal repayments of $129,299 and $181,299, respectively, during the three months ended March 31, 2014, from which we realized a net gain of $2,605. During the three months ended March 31, 2014, we also realized a net gain of $4 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(1,211), the net change in unrealized gain (loss) on foreign currency was $(71), and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. For the three months ended March 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $27,059. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2015, was primarily driven by increased volatility and a general widening of credit spreads on our loan and other debt investments during the first quarter, partially offset by increased valuations of certain of our equity/other positions. The net change in unrealized appreciation (depreciation) on our credit default swaps was due to the closing of our credit default swap contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2015 and 2014, the net increase in net assets resulting from operations was $61,766 ($0.20 per share) and $77,368 ($0.27 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2015, we had $232,750 in cash, which we held in a custodial account, and $276,300 in borrowings available under our financing arrangements. As of March 31, 2015, we had nine senior secured loan investments with aggregate unfunded commitments of $144,249 and one senior secured bond investment with an unfunded commitment of $16,977. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Prior to investing in securities of portfolio companies, we invest the cash flows from fees, interest and dividends earned from our investments and from the issuance of shares under our distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the three months ended March 31, 2015 was $21,090, for which we issued 2,232,042 shares of common stock. During the period from April 1, 2015 to May 4, 2015, we issued 2,234,224 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $9.45 for gross proceeds of $21,108.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496

On April 1, 2015, we repurchased 885,509 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $8,368.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of March 31, 2015:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$235,306	$164,694	December 15, 2018
Cooper River Credit Facility	Revolving	L+2.00%	$170,494	$29,506	March 27, 2016
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$187,600	$62,400	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.75%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility(1)	Revolving	L+1.55%	$230,800	$19,200	May 14, 2015
Juniata River Credit Facility	Revolving	L+2.50%	$300,000	$—	November 14, 2019

(1)	On May 14, 2015, the Dunning Creek Credit Facility was amended to (a) extend the maturity date to May 14, 2016 and (b) reduce the applicable spread over LIBOR to 1.45%.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2015 were $1,784,664 and 2.78%, respectively. As of March 31, 2015, the weighted average effective interest rate on our borrowings, including the effect of non-usage fees, was 2.80%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses, for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
Fiscal 2015
March 31, 2015	$0.1885	$59,177

On March 12, 2015, our board of directors declared regular monthly cash distributions for April 2015 through June 2015 in the amount of $0.06283. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

On February 24, 2014, we amended and restated our distribution reinvestment plan, which first applied to the reinvestment of cash distributions paid on or after, March 26, 2014. Under the original plan, cash distributions to participating stockholders were reinvested in additional shares of our common stock at a purchase price equal to 90% of the public offering price per share in effect as of the date of issuance. Under the amended plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

We intend to continue to make our regular distributions in the form of cash, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain. We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and reimbursements of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees. We have not established limits on the amount of funds we may use from available sources to make distributions.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2015 and 2014 represented a return of capital.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the three months ended March 31, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	59,177	100%	49,274	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$59,177	100%	$49,274	100%

(1)	During the three months ended March 31, 2015 and 2014, 93.6% and 93.3%, respectively, of our gross investment income was attributable to cash income earned, 3.2% and 4.9%, respectively, was attributable to non-cash accretion of discount and 3.2% and 1.8%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2015 and 2014 was $60,319 and $52,415, respectively. As of March 31, 2015 and December 31, 2014, we had $23,859 and $19,204, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the three months ended March 31, 2015 and 2014.

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

•

our valuation committee reviews the preliminary valuation and FSIC II Advisor’s management team, together with our independent valuation firms, if applicable, responds and supplements the preliminary valuation to reflect any comments provided by the valuation committee; and

•

our board of directors discusses valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any third-party valuation firm, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our unaudited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use independent third-party pricing or valuation services.

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

Our investments as of March 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Thirty-eight senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of March 31, 2015. One senior secured loan investment, which was newly-issued and purchased near March 31, 2015, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

Our investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, we valued our other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers as applicable against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. Our valuation committee and board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation process.

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we receive such amounts.

Net Realized Gains or Losses, Net Change in Unrealized Appreciation or Depreciation and Net Change in Unrealized Gains or Losses on Foreign Currency

Gains or losses on the sale of investments are calculated by using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized fees. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gains or losses when gains or losses are realized. Net change in unrealized gains or losses on foreign currency reflects the change in the value of receivables or accruals during the reporting period due to the impact of foreign currency fluctuations.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative and/or organizational and offering costs incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2015 and 2014.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$235,306	$235,306	—	—	—
Cooper River Credit Facility(3)	$170,494	$170,494	—	—	—
Wissahickon Creek Credit Facility(4)	$187,600	—	—	$187,600	—
Darby Creek Credit Facility(5)	$249,500	—	$249,500	—	—
Dunning Creek Credit Facility(6)	$230,800	$230,800	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—

(1)	At March 31, 2015, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At March 31, 2015, $164,694 remained unused under the Goldman facility. All amounts under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At March 31, 2015, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 27, 2016. Amounts due on the facility will begin to amortize on June 27, 2015.

(4)	At March 31, 2015, $62,400 remained unused under the Wissahickon Creek facility. All amounts under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At March 31, 2015, $500 remained unused under the Darby Creek facility. All amounts under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At March 31, 2015, $19,200 remained unused under the Dunning Creek facility. All amounts under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2015. On May 14, 2015, the Dunning Creek facility was amended to (a) extend the maturity date to May 14, 2016 and (b) reduce the applicable spread over LIBOR to 1.45%.

(7)	At March 31, 2015, no amounts remained unused under the Juniata River facility. All amounts under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, to simplify the presentation of debt issuance costs. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this guidance. The amendments to the FASB codification in this guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

Related Party Transactions

Compensation of the Investment Adviser and Dealer Manager

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor.

Pursuant to the investment advisory and administrative services agreement we also reimbursed FSIC II Advisor and its affiliates for expenses necessary to perform services related to our organization and continuous public offering. In addition, the dealer manager for our continuous public offering was FS2, which is one of our affiliates. Under the dealer manager agreement FS2 was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. Our continuous public offering closed in March 2014, and in connection therewith, the dealer manager agreement was terminated. Therefore, in the future we will not make any additional reimbursements to FSIC II Advisor or its affiliates for services related to our organization and continuous public offering, and FS2 will no longer receive selling commissions and dealer manager fees relating to our continuous public offering.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three months ended March 31, 2015 and 2014:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$23,375	$17,641
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$5,934
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$15,213	$—
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,076	$1,374
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the three months ended March 31, 2015 is net of waivers of $851. During the three months ended March 31, 2015 and 2014, $23,069 and $15,013, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2015, $23,375 in base management fees were payable to FSIC II Advisor.

(2)	During the three months ended March 31, 2015 and 2014, we accrued capital gains incentive fees of $0 and $5,934, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 to our unaudited consolidated financial statements included herein for a discussion of the methodology employed by us in calculating the capital gains incentive fee. We did not pay any capital gains incentive fees to FSIC II Advisor during the three months ended March 31, 2015. As of March 31, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the three months ended March 31, 2015 and 2014, $15,334 and $0, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2015, a subordinated incentive fee on income of $15,213 was payable to FSIC II Advisor.

(4)	During the three months ended March 31, 2015 and 2014, $1,024 and $1,288, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $1,689 and $214, in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2015 and 2014, respectively.

(5)	During the three months ended March 31, 2015 and 2014, we incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our common stock.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FSIC II Advisor, FS2, and our other related party transactions and relationships, including potential conflicts of interests, our exemptive relief order from the SEC and our expense reimbursement agreement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 78.0% of our portfolio investments (based on fair value) paid variable interest rates, 18.0% paid fixed interest rates, 3.8% were non-income producing equity or other investments and the remaining 0.2% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this point would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under, the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(525)	$(3,132)	$2,607	0.7%
No change	—	—	—	—
Up 100 basis points	7,030	12,528	(5,498)	(1.4)%
Up 300 basis points	76,317	37,583	38,734	9.7%
Up 500 basis points	148,125	62,638	85,487	21.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2015	578,569	$9.50	578,569	(1)
February 1 to February 28, 2015	—	—	—	—
March 1 to March 31, 2015	—	—	—	—

Total	578,569	$9.50	578,569	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement. (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.16	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.19	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.20	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.21	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.23	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.24	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.26	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.27	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.28	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Loan Agreement, dated as of March 27, 2013, by and between Cooper River LLC, the financial institutions and other lenders from time to time party thereto and Citibank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.30	Account Control Agreement, dated as of March 27, 2013, by and between Cooper River LLC, Citibank, N.A. and Virtus Group, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.31	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.32	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.33	Investment Management Agreement, dated as of March 27, 2013, by and between the Company and Cooper River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.34	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.35	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.36	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.37	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.38	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.43	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.44*	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender.

10.45	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.46	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.47	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.48	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.50	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.51	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.52	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.53	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.54	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.55	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.56	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.57	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.58	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.59	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2015.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL LAWSON
Michael Lawson
Chief Financial Officer
(Principal Financial and Accounting Officer)