Form 10-Q
period 2015-06-30
FS Investment Corp II
filed 2015-08-14
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 318,431,767 shares of common stock outstanding as of August 3, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,629,204 and $4,409,806, respectively)	$4,582,788	$4,396,228
Investments, at fair value—affiliated (amortized cost—$83,726 and $0, respectively)	85,600	—
Cash	386,880	224,583
Collateral held at broker for open credit default swap contracts	—	37,951
Receivable for investments sold and repaid	13,724	3,698
Interest receivable	43,567	56,320
Deferred financing costs	9,693	7,728
Prepaid expenses and other assets	165	1
Receivable on credit default swaps	—	62

Total assets	$5,122,417	$4,726,571

Liabilities
Payable for investments purchased	$24,673	$84,272
Repurchase agreements payable(1)	924,506	625,400
Credit facilities payable	1,141,794	1,015,794
Stockholder distributions payable	19,998	9,085
Management fees payable	22,063	23,069
Subordinated income incentive fees payable(2)	25,095	15,334
Administrative services expense payable	1,899	1,845
Interest payable	9,811	6,882
Directors’ fees payable	221	262
Unamortized swap premiums received	—	10,622
Unrealized depreciation on credit default swaps	—	19,426
Other accrued expenses and liabilities	2,146	2,790

Total liabilities	2,172,206	1,814,781

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 317,161,430 and 313,037,127 shares issued and outstanding, respectively	317	313
Capital in excess of par value	2,953,110	2,914,177
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(4)	(23,410)	8,168
Accumulated undistributed net investment income(4)	64,623	22,143
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	(44,429)	(33,011)

Total stockholders’ equity	2,950,211	2,911,790

Total liabilities and stockholders’ equity	$5,122,417	$4,726,571

Net asset value per share of common stock at period end	$9.30	$9.30

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$128,187	$80,066	$235,851	$148,650
Interest income—affiliated	1,195	—	1,195	—
Fee income—unaffiliated	31,532	18,924	39,238	31,405
Fee income—affiliated	1,482	—	1,482	—
Dividend income—unaffiliated	5,434	526	5,804	526

Total investment income	167,830	99,516	283,570	180,581

Operating expenses
Management fees(1)	25,214	19,849	49,440	37,490
Capital gains incentive fees(2)	—	6,387	—	12,321
Subordinated income incentive fees(2)	25,095	9,679	40,308	9,679
Administrative services expenses	1,140	1,216	2,216	2,590
Stock transfer agent fees	677	850	1,018	1,700
Accounting and administrative fees	429	350	856	667
Interest expense	16,486	7,252	29,705	13,153
Directors’ fees	224	279	412	458
Other general and administrative expenses	1,342	1,101	2,393	2,270

Operating expenses	70,607	46,963	126,348	80,328
Management fee waiver(1)	(3,151)	—	(4,002)	—

Net expenses	67,456	46,963	122,346	80,328

Net investment income	100,374	52,553	161,224	100,253

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(14,081)	(2,815)	(11,696)	(210)
Net realized gain (loss) on credit default swaps	—	—	(19,588)	—
Net realized gain (loss) on foreign currency	(269)	2	(294)	6
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(31,626)	34,748	(32,837)	61,807
Net change in unrealized appreciation (depreciation) on investments—affiliated	1,873	—	1,873	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	19,426	—
Net change in unrealized gain (loss) on foreign currency	191	(10)	120	(10)

Total net realized and unrealized gain (loss) on investments	(43,912)	31,925	(42,996)	61,593

Net increase (decrease) in net assets resulting from operations	$56,462	$84,478	$118,228	$161,846

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.18	$0.28	$0.38	$0.55

Weighted average shares outstanding	316,126,500	305,302,628	314,885,356	293,671,272

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operations
Net investment income	$161,224	$100,253
Net realized gain (loss) on investments, credit default swaps and foreign currency	(31,578)	(204)
Net change in unrealized appreciation (depreciation) on investments	(30,964)	61,807
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	—
Net change in unrealized gain (loss) on foreign currency	120	(10)

Net increase (decrease) in net assets resulting from operations	118,228	161,846

Stockholder distributions(1)
Distributions from net investment income	(118,744)	(106,878)

Net decrease in net assets resulting from stockholder distributions	(118,744)	(106,878)

Capital share transactions(2)
Issuance of common stock	—	442,395
Reinvestment of stockholder distributions	52,801	56,392
Repurchases of common stock	(13,864)	(4,830)
Offering costs	—	(1,686)

Net increase in net assets resulting from capital share transactions	38,937	492,271

Total increase in net assets	38,421	547,239
Net assets at beginning of period	2,911,790	2,390,985

Net assets at end of period	$2,950,211	$2,938,224

Accumulated undistributed (distributions in excess of) net investment income(1)	$64,623	$(16,608)

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$118,228	$161,846
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,116,563)	(1,755,780)
Paid-in-kind interest	(6,035)	(3,797)
Proceeds from sales and repayments of investments	831,697	720,033
Net realized (gain) loss on investments	11,696	210
Net change in unrealized (appreciation) depreciation on investments	30,964	(61,807)
Net change in unrealized (appreciation) depreciation on credit default swap	(19,426)	—
Accretion of discount	(23,919)	(6,975)
Amortization of deferred financing costs	2,073	761
(Increase) decrease in collateral held at broker for open swap contracts	37,951	—
(Increase) decrease in receivable for investments sold and repaid	(10,026)	11,706
(Increase) decrease in interest receivable	12,753	(13,825)
(Increase) decrease in receivable for credit default swaps	62	—
(Increase) decrease in prepaid expenses and other assets	(164)	(91)
Increase (decrease) in payable for investments purchased	(59,599)	(39,879)
Increase (decrease) in management fees payable	(1,006)	4,836
Increase (decrease) in accrued capital gains incentive fees	—	12,321
Increase (decrease) in subordinated income incentive fees payable	9,761	9,679
Increase (decrease) in administrative services expense payable	54	1,317
Increase (decrease) in interest payable	2,929	1,614
Increase (decrease) in directors’ fees payable	(41)	40
Increase (decrease) in unamortized swap premiums received	(10,622)	—
Increase (decrease) in other accrued expenses and liabilities	(644)	1,064

Net cash used in operating activities	(189,877)	(956,727)

Cash flows from financing activities
Issuance of common stock	—	442,927
Reinvestment of stockholder distributions	52,801	56,392
Repurchases of common stock	(13,864)	(4,830)
Offering costs	—	(1,686)
Stockholder distributions	(107,831)	(105,435)
Borrowings under credit facilities(1)	126,000	343,500
Borrowings under repurchase agreements(2)	299,106	—
Deferred financing costs paid	(4,038)	(5,875)

Net cash provided by financing activities	352,174	724,993

Total increase (decrease) in cash	162,297	(231,734)
Cash at beginning of period	224,583	581,632

Cash at end of period	$386,880	$349,898

Supplemental disclosure
Local and excise taxes paid	$986	$352

(1)	See Note 8 for a discussion of the Company’s revolving credit facilities. During the six months ended June 30, 2015 and 2014, the Company paid $11,756 and $1,791, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the six months ended June 30, 2015 and 2014, the Company paid $12,947 and $8,987, respectively, in interest expense pursuant to its repurchase agreements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—87.2%
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	$41,316	$41,316	$41,316
A.T. Cross Co.	(s)	Retailing	L+875		9/6/19	20,000	20,000	20,000
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700	1.0%	11/20/20	27,156	25,639	20,639
Acision Finance LLC	(k)(l)(o)	Software & Services	L+975	1.0%	12/15/18	32,448	31,225	32,124
Allen Systems Group, Inc.	(e)(f)(h)(x)	Software & Services	L+790, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	70,251	70,251	70,251
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,024	1,024	1,035
Altus Power America, Inc.	(s)	Energy	L+750	1.5%	10/10/21	2,101	2,101	2,122
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	150,811	150,811	149,303
Apex Tool Group, LLC	(i)	Capital Goods	L+325	1.3%	1/31/20	2,243	2,235	2,205
Ascension Insurance, Inc.	(e)(f)(g)(i)	Insurance	L+825	1.3%	3/5/19	78,135	77,172	77,549
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,419	7,431	7,363
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+807	1.0%	5/8/19	57,000	57,000	57,000
Atlas Aerospace LLC	(s)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	21,714
ATX Networks Corp.	(g)(h)(o)(n)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	10,000	9,850	9,850
Avaya Inc.	(i)	Technology Hardware & Equipment	L+525	1.0%	5/29/20	3,919	3,919	3,798
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	114,425	114,425	115,569
BenefitMall Holdings, Inc.	(s)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	42,236
Blue Coat Holdings, Inc.	(s)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,045	2,045	2,027
Blueprint Sub, Inc.	(g)(h)(k)(l)	Software & Services	L+750	1.0%	5/7/21	70,000	70,000	70,120
Blueprint Sub, Inc.	(s)	Software & Services	L+750	1.0%	5/7/21	14,737	14,737	14,762
Blueprint Sub, Inc.	(s)	Software & Services	L+450	1.0%	5/7/21	3,684	3,684	3,684
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,530	3,114
BRG Sports, Inc.	(h)	Consumer Durables & Apparel	L+550	1.0%	4/15/21	1,370	1,346	1,377
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,655	15,608	14,240
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,910	2,926	2,880
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	L+575		3/1/17	15,620	14,947	13,531
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	L+675		3/1/17	15,707	15,097	13,696
Caesars Entertainment Operating Co., Inc.	(o)(p)	Consumer Services	L+850	2.0%	10/31/16	2,671	2,692	2,347
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(o)(p)	Consumer Services	L+875	1.0%	3/1/17	68,576	68,183	57,776

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Resort Properties, LLC	(e)(f)(g)(k)	Consumer Services	L+600	1.0%	10/11/20	$44,363	$42,213	$40,481
Cengage Learning Acquisitions, Inc.	(g)(j)	Media	L+600	1.0%	3/31/20	5,200	5,179	5,215
CEVA Group Plc	(o)(s)	Transportation	L+500		3/19/19	20,000	20,000	17,300
Cimarron Energy Inc.	(k)(l)	Energy	L+775	1.0%	12/15/19	25,000	25,000	24,750
CITGO Holding, Inc.		Energy	L+850	1.0%	5/12/18	3,742	3,521	3,764
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	40,738	41,217	40,738
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	60,894	60,894	61,579
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,309	5,291	5,269
Del Monte Foods, Inc.	(i)(o)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	2,774	2,762	2,653
Digital River, Inc.	(g)(h)	Software & Services	L+650	1.0%	2/12/21	15,000	14,290	15,150
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,127	7,027	7,150
EnergySolutions, LLC	(g)	Commercial & Professional Services	L+575	1.0%	5/29/20	4,092	4,021	4,116
FairPoint Communications, Inc.	(e)(h)(o)	Telecommunication Services	L+625	1.3%	2/14/19	14,431	14,612	14,578
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,428	8,260	8,768
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,300
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,147	4,131	3,608
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	569	569	571
Greystone Bridge VIII LLC	(f)(o)	Real Estate	L+1050		5/1/20	14,223	14,223	14,223
Greystone Bridge VIII LLC	(o)(s)	Real Estate	L+1050		5/1/20	25,777	25,777	25,777
H.M. Dunn Company, Inc.	(k)(l)	Capital Goods	L+810	1.0%	3/26/21	60,000	60,000	60,600
H.M. Dunn Company, Inc.	(s)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,643
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,768
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	82,538	82,538	82,538
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	10,221	10,221	10,374
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,688	24,501	24,626
JW Aluminum Co.	(l)	Materials	L+750	1.0%	5/6/17	19,000	19,000	19,000
Latham Pool Products, Inc.	(g)(h)(k)	Capital Goods	L+775	1.0%	6/29/21	35,000	35,000	35,000
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	62,055	62,055	61,434
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,534	2,015
MModal LLC	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,068	9,318

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	$1,798	$1,784	$1,757
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,892	11,883
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,511	5,569
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,835	1,842	1,465
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	2,679	2,659	2,725
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	109,125	109,125	109,125
Nine West Holdings, Inc.	(l)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	470	458	414
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+846	1.0%	4/27/21	84,472	84,472	84,999
Nobel Learning Communities, Inc.	(s)	Consumer Services	L+450	1.0%	4/27/20	11,180	11,180	11,180
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+321, 5.5% PIK (5.5% Max PIK)	1.3%	9/10/19	68,797	68,797	62,605
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,298	2,311	2,278
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	7,585	7,463	7,613
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/28/21	701	698	697
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,763	59,763	59,763
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,857
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,856
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,304
Reddy Ice Corp.	(g)(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	3,072	2,857	2,742
RGL Reservoir Operations Inc.	(g)(h)(o)	Energy	L+500	1.0%	8/13/21	6,806	6,623	4,441
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	17,100	16,811	17,196
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,414	42,929	29,956
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,990	100,571	101,747
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	314	313	306
Spencer Gifts LLC	(n)	Retailing	L+425	1.0%	7/16/21	1,000	995	1,001
Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,863	6,807
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,516	16,178	13,593
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	9,975	9,503	10,100
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	9,969	10,014
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	8,288	8,288	8,371

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC	(s)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	$6,136	$6,136	$6,197
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,786	19,786	19,489
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,841	4,843	4,843
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	86,474	86,474	87,771
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,142	1,137	1,060
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	65,037
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	65,940	65,940	65,940
Warren Resources, Inc.	(s)	Energy	L+850	1.0%	5/22/20	9,006	9,006	9,006
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,882	111,882	113,560
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,406
Weight Watchers International, Inc.	(o)	Consumer Services	L+325	0.8%	4/2/20	26,490	15,757	12,852
Weight Watchers International, Inc.	(o)(n)	Consumer Services	L+300		4/2/16	7,671	6,821	6,877
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	98,182
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,929
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	19,803	19,803	19,803

Total Senior Secured Loans—First Lien							2,847,558	2,803,250
Unfunded Loan Commitments							(231,652)	(231,652)

Net Senior Secured Loans—First Lien							2,615,906	2,571,598

Senior Secured Loans—Second Lien—37.8%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,795	8,467
Advantage Sales & Marketing Inc.	(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	797	791	803
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,278	3,556
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,289	1,844
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	241,833	240,640	236,997
AssuredPartners Capital, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,921	6,904
Atlas Resource Partners, L.P.	(e)(h)(k)(o)	Energy	L+900	1.0%	2/23/20	67,000	65,097	68,145

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
BlackBrush Oil & Gas, L.P.	(f)(l)	Energy	L+650	1.0%	7/30/21	$11,182	$10,348	$10,386
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,751	2,765
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,220	12,688
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667
Cervalis LLC	(e)(h)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,724	30,300
Checkout Holding Corp	(l)	Media	L+675	1.0%	4/11/22	10,000	9,934	7,430
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,164	1,112
ColourOz Investment 2 LLC	(i)(o)	Materials	L+725	1.0%	9/5/22	5,714	5,674	5,712
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,729	9,358
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,903	6,966
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,794	6,358
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,305	3,035
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,475
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,517	24,985
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,868	7,960
Fieldwood Energy LLC	(f)(j)	Energy	L+713	1.3%	9/30/20	2,667	1,866	2,055
Filtration Group Corp.	(j)	Capital Goods	L+725	1.0%	11/21/21	1,303	1,330	1,310
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,957	9,969
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,806	2,781
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,751	3,598
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,059	1,192
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	5,137	5,150	5,116
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	10,250	9,821	9,989
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	9,750	9,955	9,762
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,565
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,018	12,005
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	16,675	16,437	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,736	13,533
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,115	5,185
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,965	12,777

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	$5,500	$5,450	$5,252
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,403	5,410
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	8,442	8,341	8,481
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,927	58,800
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,956	80,500
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	4,857	4,815	4,770
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,726	7,361
Samson Investment Co.	(g)(p)(t)	Energy	L+400	1.0%	9/25/18	2,000	1,839	799
Sequential Brands Group, Inc.	(e)(i)(k)(l)(o)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	88,000	88,000	88,880
Spencer Gifts LLC	(f)	Retailing	L+825		6/29/22	7,000	6,965	6,965
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,653	21,616
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,507	28,385
TNS, Inc.	(f)(h)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,938	45,032
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,075	56,715
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,185	18,053	16,912
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,756	2,677
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	4,000	3,968	3,988

Total Senior Secured Loans—Second Lien							1,131,242	1,116,153

Senior Secured Bonds—8.2%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,103	22,187
Algeco Scotsman Global Finance Plc	(f)(j)(o)	Commercial & Professional Services	8.5%		10/15/18	16,469	16,240	16,057
American Energy—Woodford, LLC	(j)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,625	1,865	1,864
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,212	7,725
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,475	5,390
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	17,550	15,467	14,567
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	37,350	38,033	31,374
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,960
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	46,312	44,524	42,376

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy, LLC	(f)(s)	Energy	8.0%		12/31/20	$14,625	$14,552	$13,382
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	11,550	11,418	10,900
iHeartCommunications, Inc.	(j)	Media	10.6%		3/15/23	3,500	3,500	3,299
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,726	17,706	18,435
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	37,814	33,681	28,124
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,207	8,557
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,320	2,302	2,181
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		6/1/20	11,700	11,672	10,479
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,214	18,782

Total Senior Secured Bonds							287,171	257,639
Unfunded Bond Commitments							(14,552)	(14,552)

Net Senior Secured Bonds							272,619	243,087

Subordinated Debt—13.8%
Algeco Scotsman Global Finance Plc	(f)(j)(o)	Commercial & Professional Services	10.8%		10/15/19	6,500	5,335	5,021
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	958	1,060
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	7.8%		1/15/21	7,535	6,559	5,614
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	9.3%		8/15/21	2,264	1,687	1,718
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,026	6,247
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,902	4,725
Blue Coat Holdings, Inc.	(j)	Technology Hardware & Equipment	8.4%		6/1/23	15,000	15,000	15,281
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/25/19	39,746	39,746	39,746
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,213	6,422
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,470
CEC Entertainment, Inc.	(f)(j)(n)	Consumer Services	8.0%		2/15/22	27,184	26,980	27,116
Ceridian Corp.	(j)	Software & Services	11.0%		3/15/21	3,000	3,182	3,188
Communications Sales & Leasing, Inc.	(j)(o)	Telecommunication Services	8.3%		10/15/23	2,000	1,942	1,966
Eclipse Resources Corp.	(j)(o)(n)	Energy	8.9%		7/15/23	9,175	8,983	8,911
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	572	510
EV Energy Partners, L.P.	(f)(o)	Energy	8.0%		4/15/19	259	229	242

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	$620	$620	$620
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,425	24,372
Legacy Reserves LP	(e)(o)	Energy	8.0%		12/1/20	8,250	8,116	7,136
Legacy Reserves LP	(j)(o)	Energy	6.6%		12/1/21	5,000	3,929	4,000
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	4,150	3,486	2,707
Linn Energy, LLC	(j)(o)	Energy	6.5%		9/15/21	1,000	813	806
Linn Energy, LLC	(j)(o)	Energy	7.8%		2/1/21	1,500	1,209	1,181
Linn Energy, LLC	(j)(o)	Energy	6.3%		11/1/19	1,500	1,235	1,200
Linn Energy, LLC	(j)(o)	Energy	8.6%		4/15/20	500	430	416
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,635	39,622
Navistar International Corp.	(f)(o)	Transportation	8.3%		11/1/21	10,240	9,977	9,792
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	70,723	77,000
Ocean Rig UDW Inc	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	3,572
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	26,528
P.F. Chang’s China Bistro, Inc.	(j)	Consumer Services	10.3%		6/30/20	20,853	21,499	21,583
Rex Energy Corp.	(e)(o)	Energy	8.9%		12/1/20	4,000	3,979	3,630
Rex Energy Corp.	(j)(o)	Energy	6.3%		8/1/22	3,950	3,950	3,182
Samson Investment Co.	(f)(p)(t)	Energy	9.8%		2/15/20	1,400	1,135	74
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/15/20	10,659	9,512	5,836
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,426	14,848
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,193	4,322
Talos Production LLC	(j)	Energy	9.8%		2/15/18	4,500	4,059	3,971
TI Group Automotive Systems, LLC.	(j)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	10,262
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	2,350	2,350	1,830
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,126
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	2,930

Total Subordinated Debt							421,266	408,609

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—4.3%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	16.5%		7/15/25	$ 17,000	$11,092	$12,751
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	75,983	75,116
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	1,007
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	12.5%		1/25/27	12,140	12,013	11,913
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	17.5%		1/15/24	4,650	2,619	3,192
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.3%		4/20/25	26,720	19,897	21,966

Total Collateralized Securities							122,597	125,945

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.9%
A.T. Cross Co., Common Equity, Class A Units	(f)(p)	Retailing				1,000,000	1,000	900
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	1,681
ACP FH Holdings GP, LLC, Common Equity	(f)(p)	Consumer Durables & Apparel				88,571	89	92
ACP FH Holdings, LP, Common Equity	(f)(p)	Consumer Durables & Apparel				8,768,572	8,769	9,069
Allen Systems Group, Inc., Common Equity	(p)(x)	Software & Services				625,178	13,475	15,348
Altus Power America Holdings, LLC, Preferred Equity	(p)	Energy				341,425	341	597
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	40,640
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	7,331
Ascent Resources Utica Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	10,844
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing				17,256,081	1,898	3,279
Cimarron Energy Inc., Common Equity	(p)	Energy				2,500,000	2,500	2,000
CoSentry.Net, LLC, Preferred Equity	(f)(p)	Software & Services				2,632	2,500	4,514

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
DHS Technologies LLC, Common Equity	(f)	Capital Goods	60,872	$5,000	$1,272
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	31
ERC Ireland Holdings Ltd., Common Equity	(o)(p)	Telecommunication Services	733	152	174
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,120
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,058
Global Jet Capital Holdings, LP, Preferred Equity	(p)	Commercial & Professional Services	2,333,842	2,334	2,341
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	3,583
MB Precision Investment Holdings, LLC, Class A-2 Units	(f)(p)	Capital Goods	2,287,659	2,288	2,173
MModal LLC, Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	2,000
New Star Metals Inc., Common Equity	(f)	Capital Goods	2,223,246	2,250	2,668
NewStar Financial, Inc., Warrants	(o)(p)(v)	Diversified Financials	6,000,000	30,115	30,660
Professional Plumbing Group, Inc., Common Equity	(f)(p)	Capital Goods	3,000,000	3,000	4,500
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	18,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	21,381
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(u)	Energy	1,250,000	2,010	1,573
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	7,387

Total Equity/Other				149,300	213,216
Unfunded Contingent Warrant Commitment	(w)			—	(10,220)

Net Equity/Other				149,300	202,996

TOTAL INVESTMENTS—158.2%				$4,712,930	4,668,388

LIABILITIES IN EXCESS OF OTHER ASSETS—(58.2%)					(1,718,177)

NET ASSETS—100.0%					$2,950,211

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of June 30, 2015, the three-month London Interbank Offered Rate was 0.28%, the Euro Interbank Offered Rate was (0.01)% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledge as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Security or portion thereof held within Schuylkill River LLC and is pledged as collateral supporting the obligations of Schuylkill River LLC under the repurchase transaction with Goldman Sachs Bank USA (see Note 8).

(n)	Position or portion thereof unsettled as of June 30, 2015.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2015, 82.5% of the Company’s total assets represented qualifying assets.

(p)	Security is non-income producing.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security is an unfunded commitment.

(t)	Security was on non-accrual status as of June 30, 2015.

(u)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of June 30, 2015.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2015

(in thousands, except share amounts)

(v)	Includes 2,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $50,000 upon the request of NewStar.

(w)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $50,000 upon the request of NewStar.

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2015, the Company held one investment in a portfolio company of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio company for the six months ended June 30, 2015:

Portfolio Company	Purchases	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$70,251	$—	$1,195	$1,482	$—	$—	$—
Equity/Other
Allen Systems Group, Inc., Common Equity	$13,475	$—	$—	$—	$—	$—	$1,873

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	$ 2,600	$ 2,600	$ 2,444
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,520
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,348

Total Subordinated Debt							431,441	421,683

Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord.	(o)	Diversified Financials	12.4%		10/30/23	6,000	4,022	4,076
Apidos CLO XIV Class E	(o)	Diversified Financials	L+440		4/15/25	6,000	5,381	5,194
Ares 2012 CLO 2A Class Subord.	(o)	Diversified Financials	8.9%		10/12/23	8,500	6,614	5,698
CGMS CLO 2013-3A Class E	(o)	Diversified Financials	L+525		7/15/25	5,000	4,495	4,215
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	14.6%		7/15/25	22,000	15,890	18,949
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(o)	Diversified Financials	15.2%		8/1/25	15,000	11,363	14,628
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	76,260	75,735	78,739
NewStar Clarendon 2014-1A Class D	(o)(n)	Diversified Financials	L+435		1/25/27	1,060	993	993
NewStar Clarendon 2014-1A Sub B	(o)(n)	Diversified Financials	12.4%		1/25/27	12,140	12,013	12,013
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	14.9%		1/15/24	4,650	2,926	3,715
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.6%		4/20/25	40,720	32,636	36,370

Total Collateralized Securities							172,068	184,590

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.6%
A.T. Cross Co., Common Equity, Class A Units	(p)	Retailing				1,000,000	1,000	1,000
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	3,056
ACP FH Holdings GP, LLC, Common Equity	(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(p)	Consumer Durables & Apparel				8,768,572	8,769	8,769
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				253,925	254	254
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	35,179
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	5,990

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/Contracts	Cost	Fair Value(d)
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	$—	$—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing	17,256,081	1,898	5,003
Cimarron Energy Inc., Common Equity	(p)	Energy	2,500,000	2,500	2,500
CoSentry.Net, LLC, Preferred Equity	(p)	Software & Services	2,632	2,500	4,185
DHS Technologies LLC	(f)	Capital Goods	60,872	5,000	1,468
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	40
ERC Ireland Holdings Ltd., Common Equity	(o)(p)(n)	Telecommunication Services	22,401	2,548	3,550
ERC Ireland Holdings Ltd., Warrants	(o)(p)	Telecommunication Services	4,943	598	783
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,575
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,132
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	2,950
MB Precision Holdings LLC, Common Equity	(p)	Capital Goods	2,287,659	2,288	2,288
MModal Inc., Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	1,989
New Star Metals Inc., Common Equity		Capital Goods	2,223,246	2,250	2,890
NewStar Financial, Inc., Warrants	(o)(p)	Diversified Financials	4,750,000	30,115	31,350
Professional Plumbing Group, Inc., Common Equity	(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	15,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	20,466
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(y)	Energy	1,250,000	2,010	1,947
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	6,169
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	4,000	2,895	1,360
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	2,022	1,175
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	1,504	863

Total Equity/Other				142,819	197,776
Unfunded Contingent Warrant Commitment				—	(4,950)

Net Equity/Other				142,819	192,826

TOTAL INVESTMENTS—151.0%				$4,409,806	4,396,228

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.0%)	(v)				(1,484,438)

NET ASSETS—100.0%					$2,911,790

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2015, the Company had nine wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the fiscal year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of June 30, 2015, the Company had no outstanding credit default swap contracts.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	46,680,052	$486,879
Reinvestment of Distributions	5,588,381	52,801	5,933,163	56,392

Total Gross Proceeds	5,588,381	52,801	52,613,215	543,271
Commissions and Dealer Manager Fees	—	—	—	(44,484)

Net Proceeds to Company	5,588,381	52,801	52,613,215	498,787
Share Repurchase Program	(1,464,078)	(13,864)	(507,488)	(4,830)

Net Proceeds from Share Transactions	4,124,303	$38,937	52,105,727	$493,957

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of August 3, 2015, the Company had issued a total of 322,913,389 shares of common stock and raised total gross proceeds of $3,308,015, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the six months ended June 30, 2015 and 2014, the Company issued 5,588,381 and 52,613,215 shares of common stock for gross proceeds of $52,801 and $543,271 at an average price per share of $9.45 and $10.33, respectively. All of the shares of common stock the Company issued during the six months ended June 30, 2015 were issued on account of reinvested stockholder distributions pursuant to the Company’s dividend reinvestment plan. The gross proceeds received during the six months ended June 30, 2014 include reinvested stockholder distributions of $56,392 for which the Company issued 5,933,163 shares of common stock. During the period from July 1, 2015 to August 3, 2015, the Company issued 2,268,181 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $21,264 at an average price per share of $9.37.

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $44,484 for the six months ended June 30, 2015 and 2014, respectively.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.54	$3,553
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.45	$8,368

On July 1, 2015, the Company repurchased 997,845 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $9,430.

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC II Advisor for offering

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

costs incurred by FSIC II Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, were recorded as a reduction of capital.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,063	$19,849	$45,438	$37,490
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$6,387	$—	$12,321
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$25,095	$9,679	$40,308	$9,679
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,140	$1,216	$2,216	$2,590
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the three and six months ended June 30, 2015 is net of waivers of $3,151 and $4,002, respectively. During the six months ended June 30, 2015 and 2014, $46,444 and $32,654, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2015, $22,063 in base management fees were payable to FSIC II Advisor.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(2)	During the six months ended June 30, 2015 and 2014, the Company accrued capital gains incentive fees of $0 and $12,321, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the six months ended June 30, 2015. As of June 30, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the six months ended June 30, 2015 and 2014, $30,547 and $0, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2015, a subordinated incentive fee on income of $25,095 was payable to FSIC II Advisor.

(4)	During the six months ended June 30, 2015 and 2014, $2,125 and $2,396, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $2,162 and $1,273 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)	During the six months ended June 30, 2015 and 2014, the Company incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor purchased 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 2,043,933 shares of common stock for aggregate gross proceeds of $18,395 upon satisfying the minimum offering requirement on June 18, 2012. As of August 3, 2015, the Company had issued an aggregate of 3,462,501 shares of common stock for aggregate gross proceeds of $31,722 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, Franklin Square Holdings will not

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2015, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567

The Company intends to authorize and declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 14, 2015 and August 6, 2015, the Company’s board of directors declared regular monthly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the six months ended June 30, 2015 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	118,744	100%	106,878	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$118,744	100%	$106,878	100%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	During the six months ended June 30, 2015 and 2014, 95.5% and 94.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.4% and 3.9%, respectively, was attributable to non-cash accretion of discount and 2.1% and 2.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $128,465 and $110,880, respectively. As of June 30, 2015 and December 31, 2014, the Company had $51,122 and $19,204, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the reclassification of realized gains on credit default swaps to income for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
GAAP-basis net investment income	$161,224	$100,253
Reversal of incentive fee accrual on unrealized gains	—	12,321
Reclassification of unamortized original issue discount and prepayment fees	(33,893)	(2,447)
Reclassification of realized gains on credit default swap	(19,588)	—
Reversal of mark-to-market on outstanding credit default swaps	19,426	—
Other miscellaneous differences	1,296	753

Tax-basis net investment income	$128,465	$110,880

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

As of June 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$21,252	$9,166
Distributable realized gains (long-term capital gains)	29,870	10,038
Unamortized organization costs	(182)	(189)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(52,559)	(21,715)

Total	$(1,619)	$(2,700)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	As of June 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $104,836 and $123,852, respectively. As of June 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $157,395 and $145,567, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,721,060 and $4,417,936 as of June 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(52,559) and $(21,715) as of June 30, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,615,906	$2,571,598	55%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,131,242	1,116,153	24%	1,019,318	1,001,313	23%
Senior Secured Bonds	272,619	243,087	5%	283,454	248,911	6%
Subordinated Debt	421,266	408,609	9%	431,441	421,683	10%
Collateralized Securities	122,597	125,945	3%	172,068	184,590	4%
Equity/Other	149,300	202,996	4%	142,819	192,826	4%

Total	$4,712,930	$4,668,388	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2015, except for Allen Systems Group, Inc., in which the Company held a senior secured loan and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2015, the Company did not “control” any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, the Company had fifteen senior secured loan investments with aggregate unfunded commitments of $231,652, one senior secured bond investment with an unfunded commitment of $14,552 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

with an unfunded commitment of $16,977. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$183,563	4%	$177,900	4%
Capital Goods	489,048	10%	383,827	9%
Commercial & Professional Services	300,173	6%	274,316	6%
Consumer Durables & Apparel	294,128	6%	266,710	6%
Consumer Services	582,331	12%	733,804	17%
Diversified Financials	223,385	5%	288,250	7%
Energy	784,953	17%	601,604	14%
Food & Staples Retailing	8,768	0%	12,585	0%
Food, Beverage & Tobacco	11,155	0%	9,365	0%
Health Care Equipment & Services	71,483	2%	80,589	2%
Household & Personal Products	510	0%	3,126	0%
Insurance	87,383	2%	98,174	2%
Materials	351,740	8%	269,531	6%
Media	121,620	3%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	47,898	1%	62,970	1%
Real Estate	14,223	0%	—	—
Retailing	118,638	3%	112,094	3%
Software & Services	430,469	9%	328,443	8%
Technology Hardware & Equipment	269,379	6%	230,554	5%
Telecommunication Services	175,602	4%	229,690	5%
Transportation	101,939	2%	101,343	2%

Total	$4,668,388	100%	$4,396,228	100%

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

As of June 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$31	$3,438
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,668,357	4,392,790

Total	$4,668,388	$4,396,228

As of June 30, 2015 and December 31, 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	June 30, 2015 (Unaudited)		December 31, 2014
Valuation Inputs	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	—	—	—	(30,048)

Total	$—	$—	$—	$(30,048)

The Company’s investments as of June 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-four senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of June 30, 2015. Two senior secured loan investments, which were newly-issued and purchased near June 30, 2015, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, the Company valued its other investments, including two equity/other investments, by using the midpoint

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, the Company valued its other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual prices at which it purchases and sells its investments. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	4,639	1,028	1,127	17,115	10	—	23,919
Net realized gain (loss)	(2,859)	271	(8,438)	(7,446)	(907)	3,601	(15,778)
Net change in unrealized appreciation (depreciation)	(30,507)	2,916	5,011	(2,899)	(9,174)	675	(33,978)
Purchases	713,419	197,949	44,249	144,331	239	16,376	1,116,563
Paid-in-kind interest	2,443	2,501	176	915	—	—	6,035
Sales and redemptions	(462,442)	(89,825)	(47,949)	(165,090)	(48,813)	(7,075)	(821,194)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,571,598	$1,116,153	$243,087	$408,609	$125,945	$202,965	$4,668,357

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(15,341)	$(4,340)	$(6,521)	$834	$(7,237)	$235	$(32,370)

	For the Six Months Ended June 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	1,700	1,898	1,874	1,459	44	—	6,975
Net realized gain (loss)	1,008	290	(4,692)	3,184	—	—	(210)
Net change in unrealized appreciation (depreciation)	3,074	8,647	9,693	17,743	7,088	16,564	62,809
Purchases	942,191	491,895	121,551	141,172	—	52,580	1,749,389
Paid-in-kind interest	50	3,007	—	740	—	—	3,797
Sales and redemptions	(369,336)	(118,542)	(76,776)	(147,271)	(8,108)	—	(720,033)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,846,780	$1,084,435	$255,577	$293,667	$181,124	$96,908	$3,758,491

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$8,233	$15,120	$4,413	$19,801	$7,088	$16,564	$71,219

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2015, of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

Six Months Ended June 30, 2015
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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at June 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,959,596	Market Comparables	Market Yield (%)	7.0% – 14.8%	9.5%
	567,152	Market Quotes	Indicative Dealer Quotes	47.9% – 102.3%	91.4%
	44,850	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	584,188	Market Comparables	Market Yield (%)	8.5% – 14.0%	11.5%
	30,300	Other(2)	Other(2)	N/A	N/A
	501,665	Market Quotes	Indicative Dealer Quotes	38.8% – 102.0%	95.9%
Senior Secured Bonds	41,206	Market Comparables	Market Yield (%)	9.8% – 10.3%	10.0%
	201,881	Market Quotes	Indicative Dealer Quotes	60.0% – 105.0%	86.6%
Subordinated Debt	116,746	Market Comparables	Market Yield (%)	8.8% – 12.8%	11.3%
	5,446	Other(2)	Other(2)	N/A	N/A
	286,417	Market Quotes	Indicative Dealer Quotes	4.3% – 106.8%	91.7%
Collateralized Securities	75,116	Market Comparables	Market Yield (%)	11.8% – 11.8%	11.8%
	50,829	Market Quotes	Indicative Dealer Quotes	68.7% – 98.1%	83.5%
Equity/Other	122,599	Market Comparables	EBITDA Multiples (x)	5.5x – 12.0x	8.7x
			Production Multiples (Mboe/d)	$62,500.0 – $67,500.0	$65,000.0
			Proved Reserves Multiples (Mmboe)	$9.5 – $10.5	$10.0
			PV–10 Multiples (x)	1.5x – 2.1x	1.7x
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
	3,613	Other(2)	Other(2)	N/A	N/A
	74,579	Option Valuation Model	Volatility (%)	37.5% – 57.0%	48.1%
	2,174	Market Quotes	Indicative Dealer Quotes	$14.3 – $217.0	$31.0

Total	$4,668,357

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions.

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien:	$1,413,100	Market Comparables	Market Yield (%)	4.8% – 12.3%	8.9%
	88,130	Other(2)	Other	N/A	N/A
	720,607	Market Quotes	Indicative Dealer Quotes	78.8% – 102.3%	96.0%
	125,068	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	427,476	Market Comparables	Market Yield (%)	8.5% – 12.0%	10.5%
	573,837	Market Quotes	Indicative Dealer Quotes	71.6% – 102.5%	96.4%
Senior Secured Bonds	36,648	Market Comparables	Market Yield (%)	10.5% – 11.0%	10.8%
	212,263	Market Quotes	Indicative Dealer Quotes	34.0% – 102.3%	86.2%
Subordinated Debt	169,295	Market Comparables	Market Yield (%)	8.8% – 13.0%	10.8%
	312	Other	Other	N/A	N/A
	252,076	Market Quotes	Indicative Dealer Quotes	41.5% – 116.3%	89.1%
Collateralized Securities	91,745	Market Comparables	Market Yield (%)	11.3% – 11.3%	11.3%
	92,845	Market Quotes	Indicative Dealer Quotes	67.0% – 97.5%	86.9%
Equity/Other	174,209	Market Comparables	EBITDA Multiples (x)	5.0x – 12.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 – $70,256.0	$52,330.5
			Proved Reserves Multiples (Mmboe)	$10.5 – $12.0	$11.3
			PV-10 Multiples (x)	1.7x – 1.8x	1.7x
		Option Valuation Model	Volatility (%)	37.5% – 55.5%	47.1%
	6,322	Market Quotes	Indicative Dealer Quotes	$13.8 – $132.7	$94.5
	8,857	Cost	Cost	$1.00 – $1.00	$1.00

Total	$4,392,790

Credit Default Swaps	$(30,048)	Market Quotes	Indicative Dealer Quotes	(81.9%) - (80.2%)	(81.2)%

(1)	Investments and credit default swaps using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed restructuring of portfolio company.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$374,506	$25,494	December 15, 2018
Cooper River Credit Facility	Revolving	L+2.25%	$170,494	$29,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$188,600	$61,400	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.50%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L+1.45%	$233,200	$16,800	May 14, 2016
Juniata River Credit Facility	Revolving	L+2.50%	$300,000	$—	November 14, 2019

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $1,910,004 and 2.90%, respectively. As of June 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.87%.

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

As of June 30, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of June 30, 2015 and December 31, 2014, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $2,085 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of June 30, 2015 and December 31, 2014, the fair value of assets held by Lehigh River was $1,195,220 and $1,189,438, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of June 30, 2015 and December 31, 2014, the fair value of assets held by Cobbs Creek was $367,700 and $392,225.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of June 30, 2015, $54 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$4,518	$4,518	$8,987	$8,987
Amortization of deferred financing costs	10	10	20	20

Total interest expense	$4,528	$4,528	$9,007	$9,007

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$8,987	$8,987
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

exceed $400,000. As of June 30, 2015 and December 31, 2014, Notes in an aggregate principal amount of $645,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $374,506 and $75,400, respectively. Schuylkill River intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $44,300 in principal amount of Notes (assuming Green Creek issues the maximum amount of Notes).

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus interest (referred to as financing fees) accrued at the applicable pricing rate under the Goldman facility. Up until March 15, 2015, financing fees were accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees commenced accruing on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman is less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

As of June 30, 2015 and December 31, 2014, Notes in an aggregate principal amount of $645,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $374,506 and $75,400, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of June 30, 2015 and December 31, 2014, Schuylkill River’s liability under the Goldman facility was $374,506 and $75,400, respectively, plus $1,449 and $89, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of June 30, 2015 and December 31, 2014, the fair value of assets held by Green Creek was $692,945 and $453,678, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of June 30, 2015, $1,885 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$3,087	$4,129
Amortization of deferred financing costs	133	259

Total interest expense	$3,220	$4,388

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$2,769
Average borrowings under the facility	$247,708
Effective interest rate on borrowings	3.00%
Weighted average interest rate	3.32%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

Amounts outstanding under the Goldman facility will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On May 29, 2015, the Company’s wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River facility, which amends and restates that certain credit facility dated as of March 27, 2013, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River facility provides for a five-year credit facility with a three-year reinvestment period, during which Cooper River, subject to compliance with the terms of the facility, including maintenance of the required borrowing base, is permitted to borrow, repay and re-borrow advances up to a maximum commitment of $200,000, followed by a two-year amortization period.

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

Borrowings under the Cooper River facility, prior to its amendment and restatement, accrued interest at a rate equal to three-month LIBOR plus a spread of (a) 1.75% per annum from closing through March 26, 2015 and (b) 2.00% per annum thereafter. Borrowings under the amended and restated Cooper River facility will accrue interest at a rate per annum equal to three-month LIBOR (subject to a 0% floor) plus a spread of (i) 2.25% during the reinvestment period, (ii) 2.75% during the first year of the amortization period and (iii) 3.75% thereafter.

Beginning on June 24, 2013 through March 26, 2015, Cooper River was subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Cooper River facility had not been borrowed. Such non-usage fee did not apply from March 27, 2015 through the date the Cooper River facility was amended and restated. Under the amended and restated Cooper River Facility, Cooper River will pay

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

a commitment fee of 0.75% per annum of the aggregate principal amount available under the Cooper River facility that has not been borrowed. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

As of June 30, 2015 and December 31, 2014, $170,494 and $170,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,860 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of June 30, 2015, $2,252 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$1,024	$855	$1,867	$1,701
Non-usage fees	44	37	81	74
Amortization of deferred financing costs	565	130	693	257

Total interest expense	$1,633	$1,022	$2,641	$2,032

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$1,814	$1,791
Average borrowings under the facility	$170,494	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	2.63%	2.08%
Weighted average interest rate (including the effect of non-usage fees)	2.27%	2.08%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

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

As of June 30, 2015 and December 31, 2014, $188,600 and $185,000, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $2,487 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$1,267	$258	$2,490	$258
Non-usage fees	217	88	440	88
Amortization of deferred financing costs	170	163	338	236

Total interest expense	$1,654	$509	$3,268	$582

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$2,828	$—
Average borrowings under the facility	$187,401	$97,143
Effective interest rate on borrowings (including the effect of non-usage fees)	3.09%	5.36%
Weighted average interest rate (including the effect of non-usage fees)	3.11%	3.66%

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

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.50% per annum. Darby Creek is subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Darby Creek facility is not borrowed. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Darby Creek facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an administration fee. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018. Borrowings under the Darby Creek facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio.

As of June 30, 2015 and December 31, 2014, $249,500 and $249,500, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $2,994 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $2,161 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$1,908	$310	$3,769	$310
Non-usage fees	—	475	—	761
Amortization of deferred financing costs	203	120	377	173

Total interest expense	$2,111	$905	$4,146	$1,244

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$3,720	$—
Average borrowings under the facility	$249,500	$73,845
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.00%	3.44%
Weighted average interest rate (including the effect of non-usage and administration fees)	3.00%	6.56%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

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

As of June 30, 2015, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.45% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

As of June 30, 2015 and December 31, 2014, $233,200 and $230,800, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,335 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2015, $543 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015 and 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct interest expense	$1,048	$213	$2,079	$213
Amortization of deferred financing costs	169	75	350	75

Total interest expense	$1,217	$288	$2,429	$288

For the six months ended June 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest expense(1)	$2,099	$—
Average borrowings under the facility	$231,476	$100,675
Effective interest rate on borrowings	1.72%	1.77%
Weighted average interest rate	1.79%	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

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

As of June 30, 2015 and December 31, 2014, $300,000 and $180,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of June 30, 2015, $311 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2015, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Direct interest expense	$2,101	$3,790
Amortization of deferred financing costs	22	36

Total interest expense	$2,123	$3,826

For the six months ended June 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

Six Months Ended June 30, 2015
Cash paid for interest expense(1)	$2,486
Average borrowings under the facility	$273,425
Effective interest rate on borrowings	2.78%
Weighted average interest rate	2.76%

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

The Company had certain credit default swap contracts outstanding during the six months ended June 30, 2015 and the year ended December 31, 2014. As of June 30, 2015, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the six months ended June 30, 2015 was as follows:

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

See Note 7 for a summary of credit default swap activity for the six months ended June 30, 2015.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data(1):
Net asset value, beginning of period	$9.30	$9.39
Results of operations(2)
Net investment income (loss)	0.51	0.80
Net realized and unrealized appreciation (depreciation) on investments, credit default swaps and gain/loss on foreign currency	(0.13)	(0.17)

Net increase (decrease) in net assets resulting from operations	0.38	0.63

Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.69)
Distributions from net realized gain on investments	—	(0.05)

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.74)

Capital share transactions
Issuance of common stock(4)	0.00	0.03
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.02

Net asset value, end of period	$9.30	$9.30

Shares outstanding, end of period	317,161,430	313,037,127

Total return(6)	4.09%	6.92%

Ratio/Supplemental Data:
Net assets, end of period	$2,950,211	$2,911,790

Ratio of net investment income to average net assets(7)	5.49%	8.43%

Ratio of total operating expenses to average net assets(7)	4.30%	5.43%
Ratio of waived expenses to average net assets(7)	(0.14)%	—

Ratio of net operating expenses and excise taxes to average net assets(7)	4.16%	5.43%

Portfolio turnover(8)	18.20%	43.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,066,300	$1,641,194

Asset coverage per unit(9)	2.43	2.75

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.32)%
Ratio of subordinated income incentive fees to average net assets	1.37%	1.16%
Ratio of interest expense to average net assets	1.01%	1.16%
Ratio of excise taxes to average net assets	—	0.04%

(8)	Portfolio turnover for the six months ended June 30, 2015 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, or the cash value of common stock or other equity. Any such minority interests are generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other expenses necessary for our operations. The management and incentive fees compensate FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor is responsible for compensating our investment sub-adviser.

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

Expense Reimbursement

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, Franklin Square Holdings will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

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

As of June 30, 2015 and December 31, 2014, no amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2015 and for the Year Ended December 31, 2014

During the six months ended June 30, 2015, we made investments in portfolio companies totaling $1,116,563. During the same period, we sold investments for proceeds of $456,918 and received principal repayments of $374,779. As of June 30, 2015, our investment portfolio, with a total fair value of $4,668,388 (55% in first lien senior secured loans, 24% in second lien senior secured loans, 5% in senior secured bonds, 9% in subordinated debt, 3% in collateralized securities and 4% in equity/other), consisted of interests in 183 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $206.4 million. As of June 30, 2015, the investments in our portfolio were purchased at a weighted average price of 97.7% of par or stated value, as applicable, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.7% based upon the amortized costs of our investments.

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

Based on our regular monthly cash distribution rate of $0.06283 per share as of June 30, 2015 and December 31, 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of June 30, 2015 and December 31, 2014 was 7.11%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our final public offering price per share.

Our estimated gross portfolio yield and our annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2015:

Net Investment Activity	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Purchases	$695,032	$1,116,563
Sales and Redemptions	(586,899)	(831,697)

Net Portfolio Activity	$108,133	$284,866

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$438,571	63%	$713,419	64%
Senior Secured Loans—Second Lien	123,139	18%	197,949	18%
Senior Secured Bonds	21,777	3%	44,249	4%
Subordinated Debt	95,278	14%	144,331	13%
Collateralized Securities	81	0%	239	0%
Equity/Other	16,186	2%	16,376	1%

Total	$695,032	100%	$1,116,563	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,615,906	$2,571,598	55%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,131,242	1,116,153	24%	1,019,318	1,001,313	23%
Senior Secured Bonds	272,619	243,087	5%	283,454	248,911	6%
Subordinated Debt	421,266	408,609	9%	431,441	421,683	10%
Collateralized Securities	122,597	125,945	3%	172,068	184,590	4%
Equity/Other	149,300	202,996	4%	142,819	192,826	4%

Total	$4,712,930	$4,668,388	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Number of Portfolio Companies	183	200
% Variable Rate (based on fair value)	79.4%	76.8%
% Fixed Rate (based on fair value)	16.3%	18.8%
% Income Producing Equity/Other Investments (based on fair value)	0.6%	0.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.7%	4.1%
Average Annual EBITDA of Portfolio Companies	$206,400	$181,700
Weighted Average Purchase Price of Investments (as a % of par or stated value)	97.7%	97.8%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	9.9%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2015:

New Direct Originations	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Total Commitments (including unfunded commitments)	$697,337	$987,801
Exited Investments (including partial paydowns)	(353,238)	(386,001)

Net Direct Originations	$344,099	$601,800

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$509,229	73%	$732,443	74%
Senior Secured Loans—Second Lien	167,426	24%	234,426	24%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	5,045	1%	5,123	0%
Collateralized Securities	—	—	—	—
Equity/Other	15,637	2%	15,809	2%

Total	$697,337	100%	$987,801	100%

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Average New Direct Origination Commitment Amount	$49,810	$51,990
Weighted Average Maturity for New Direct Originations	7/24/20	7/9/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	9.8%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	10.1%	10.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.5%	11.4%

The following table presents certain selected information regarding our direct originations as of June 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2015	December 31, 2014
Number of Portfolio Companies	56	44
Average Annual EBITDA of Portfolio Companies	$54,500	$52,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.1x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,237,977	69%	$2,722,339	62%
Opportunistic	811,715	18%	903,455	21%
Broadly Syndicated/Other	618,696	13%	770,434	17%

Total	$4,668,388	100%	$4,396,228	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$183,563	4%	$177,900	4%
Capital Goods	489,048	10%	383,827	9%
Commercial & Professional Services	300,173	6%	274,316	6%
Consumer Durables & Apparel	294,128	6%	266,710	6%
Consumer Services	582,331	12%	733,804	17%
Diversified Financials	223,385	5%	288,250	7%
Energy	784,953	17%	601,604	14%
Food & Staples Retailing	8,768	0%	12,585	0%
Food, Beverage & Tobacco	11,155	0%	9,365	0%
Health Care Equipment & Services	71,483	2%	80,589	2%
Household & Personal Products	510	0%	3,126	0%
Insurance	87,383	2%	98,174	2%
Materials	351,740	8%	269,531	6%
Media	121,620	3%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	47,898	1%	62,970	1%
Real Estate	14,223	0%	—	—
Retailing	118,638	3%	112,094	3%
Software & Services	430,469	9%	328,443	8%
Technology Hardware & Equipment	269,379	6%	230,554	5%
Telecommunication Services	175,602	4%	229,690	5%
Transportation	101,939	2%	101,343	2%

Total	$4,668,388	100%	$4,396,228	100%

As of June 30, 2015, except for Allen Systems Group, Inc., in which we held a senior secured loan and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2015, we did not “control” any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2015, we had fifteen senior secured loan investments with aggregate unfunded commitments of $231,652, one senior secured bond investment with an unfunded commitment of $14,552 and one unfunded commitment to purchase up to $700 in shares of preferred stock of Altos Power America Holdings, LLC. As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$80,195	2%	$284,924	7%
2	3,775,502	81%	3,608,887	82%
3	771,636	16%	485,443	11%
4	38,910	1%	10,528	0%
5	2,145	0%	6,446	0%

Total	$4,668,388	100%	$4,396,228	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

We generated investment income of $167,830 and $99,516 for the three months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $161,902 and $94,180 of cash income earned as well as $5,928 and $5,336 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2015 and 2014, we generated $129,382 and $80,066, respectively, of interest income, which represented 77.1% and 80.5%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated investments within our investment portfolio during the twelve month period ended June 30, 2015. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended June 30, 2015 and 2014, we generated $33,014 and $18,924, respectively, of fee income, which represented 19.7% and 19.0%, respectively, of total investment income. The increase in fee income was due primarily to the prepayment of several large investments during the three months ended June 30, 2015. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees, and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

During the three months ended June 30, 2015 and 2014, we generated $5,434 and $526, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the three months ended June 30, 2015.

Expenses

Our net operating expenses were $67,456 and $46,963 for the three months ended June 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $22,063 and $19,849, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,151 and $0, for the three months ended June 30, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $1,140 and $1,216 for the three months ended June 30, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the three months ended June 30, 2015 and 2014, we accrued a subordinated incentive fee on income of $25,095 and $9,679, respectively, based upon the performance of our portfolio. During the three months ended June 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $6,387, respectively, based upon the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $16,486 and $7,252 for the three months ended June 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended June 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $429 and $350, respectively, and fees and expenses incurred with our stock transfer agent totaled $677 and $850, respectively. Fees for our board of directors were $224 and $279 for the three months ended June 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,342 and $1,101 for the three months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$110	$109
Compensation of our chief compliance officer(1)	—	30
Legal fees	200	200
Printing fees	275	275
Other	757	487

Total	$1,342	$1,101

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the three months ended June 30, 2015 and 2014, the ratio of our net expenses to our average net assets was 2.28% and 1.62%, respectively. During the three months ended June 30, 2015 and 2014, the ratio of our net expenses to average net assets included $16,486 and $7,252, respectively, related to interest expense and $25,095 and $16,066, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.87% and 0.82% for the three months ended June 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $100,374 ($0.32 per share) and $52,553 ($0.17 per share) for the three months ended June 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to the increases in revenues from interest and fee income during the three months ended June 30, 2015, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $252,511 and $334,388, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $14,081. During the three months ended June 30, 2015, we also realized net losses of $269 from settlements on foreign currency transactions. We sold investments and received principal repayments of $192,330 and $217,105, respectively, during the three months ended June 30, 2014, from which we realized a net loss of $2,815. During the three months ended June 30, 2014, we also realized a net gain of $2 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(29,753) and the net change in unrealized gain (loss) on foreign currency was $191. For the three months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $34,748 and the net change in unrealized gain (loss) on foreign currency was $(10). The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2015, was primarily driven by reduced valuations of certain loan positions and the reversal of unrealized gains and losses resulting from the paydown of certain senior secured bond and subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2015 and 2014, the net increase in net assets resulting from operations was $56,462 ($0.18 per share) and $84,478 ($0.28 per share), respectively.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

We generated investment income of $283,570 and $180,581 for the six months ended June 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $270,715 and $169,809 of cash income earned as well as $12,855 and $10,772 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2015 and 2014, we generated $237,046 and $148,650, respectively, of interest income, which represented 83.6% and 82.3%, respectively, of total investment income. The increase in investment income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated investments within our investment portfolio during the twelve month period ended June 30, 2015. The level of interest income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the six months ended June 30, 2015 and 2014, we generated $40,720 and $31,405, respectively, of fee income, which represented 14.4% and 17.4%, respectively, of total investment income. The increase in fee income was due primarily to the prepayment of several large investments during the six months ended June 30, 2015. Such fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees, and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

During the six months ended June 30, 2015 and 2014, we generated $5,804 and $526, respectively, of dividend income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2015.

Expenses

Our net operating expenses were $122,346 and $80,328 for the six months ended June 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $45,438 and $37,490, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $4,002 and $0, for the six months ended June 30, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $2,216 and $2,590 for the six months ended June 30, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on performance. During the six months ended June 30, 2015 and 2014, we accrued a subordinated incentive fee on income of $40,308 and $9,679, respectively, based upon the performance of our portfolio. During the six months ended June 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $12,321, respectively, based upon the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $29,705 and $13,153 for the six months ended June 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the six months ended June 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $856 and $667, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,018 and $1,700, respectively. Fees for our board of directors were $412 and $458 for the six months ended June 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $2,393 and $2,270 for the six months ended June 30, 2015 and 2014, respectively, and consisted of the following:

	Six Months Ended June 30,
	2015	2014
Expenses associated with our independent audit and related fees	$219	$230
Compensation of our chief compliance officer(1)	30	60
Legal fees	401	397
Printing fees	547	524
Other	1,196	1,059

Total	$2,393	$2,270

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the six months ended June 30, 2015 and 2014, the ratio of our net expenses to our average net assets was 4.16% and 2.87%, respectively. During the six months ended June 30, 2015 and 2014, the ratio of our net expenses to average net assets included $29,705 and $13,153, respectively, related to interest expense and $40,308 and $22,000, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 1.78% and 1.61% for the six months ended June 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $161,224 ($0.51 per share) and $100,253 ($0.34 per share) for the six months ended June 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in revenues from interest and fee income during the six months ended June 30, 2015, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $456,918 and $374,779, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $11,696. During the six months ended

June 30, 2015, we also realized net losses of $19,588 and $294, respectively, on our credit default swaps and from settlements on foreign currency. We sold investments and received principal repayments of $321,629 and $398,404, respectively, during the six months ended June 30, 2014, from which we realized a net loss of $210. During the six months ended June 30, 2014, we also realized a net gain of $6 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(30,964), the net change in unrealized gain (loss) on foreign currency was $120 and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. For the six months ended June 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $61,807 and the net change in unrealized gain (loss) on foreign currency was $(10). The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2015, was primarily driven by reduced valuations of certain loan positions and the reversal of unrealized gains and losses resulting from the paydown of certain senior secured bond and subordinated debt positions. The net change in unrealized appreciation (depreciation) on our credit default swaps was due to the closing of our credit default swap contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2015 and 2014, the net increase in net assets resulting from operations was $118,228 ($0.38 per share) and $161,846 ($0.55 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2015, we had $386,880 in cash, which we held in a custodial account, and $133,700 in borrowings available under our financing arrangements. As of June 30, 2015, we had sixteen debt investments with aggregate unfunded commitments of $246,204, and one equity investment with an unfunded commitment of $700. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as from the issuance of shares under our distribution reinvestment plan and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under our distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the six months ended June 30, 2015 was $52,801, for which we issued 5,588,381 shares of common stock. During the period from July 1, 2015 to August 3, 2015, we issued 2,268,181 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $9.37 for gross proceeds of $21,264.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.54	$3,553
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.45	$8,368

On July 1, 2015, we repurchased 997,845 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.45 per share for aggregate consideration totaling $9,430.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of June 30, 2015:

Facility	Type of Facility	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase	L+2.50%	$374,506	$25,494	December 15, 2018
Cooper River Credit Facility	Revolving	L+2.25%	$170,494	$29,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving	L+1.50% to L+2.50%	$188,600	$61,400	February 19, 2019
Darby Creek Credit Facility	Revolving	L+2.50%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving	L+1.45%	$233,200	$16,800	May 14, 2016
Juniata River Credit Facility	Revolving	L+2.50%	$300,000	$—	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2015 were $1,910,004 and 2.90%, respectively. As of June 30, 2015, the weighted average effective interest rate on our borrowings, including the effect of non-usage fees, was 2.87%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567

On May 14, 2015 and August 6, 2015, our board of directors declared regular monthly cash distributions for July 2015 through September 2015 and October 2015 through December 2015, respectively, each in the amount of $0.06283. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 and represented a return of capital.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the six months ended June 30, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2015 and 2014:

Six Months Ended June 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	118,744	100%	106,878	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$118,744	100%	$106,878	100%

(1)	During the six months ended June 30, 2015 and 2014, 95.5% and 94.0%, respectively, of our gross investment income was attributable to cash income earned, 2.4% and 3.9%, respectively, was attributable to non-cash accretion of discount and 2.1% and 2.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2015 and 2014 was $128,465 and $110,880, respectively. As of June 30, 2015 and December 31, 2014, we had $51,122 and $19,204, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income and tax-basis net investment income for the six months ended June 30, 2015 and 2014.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC II Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins with FSIC II Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC II Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the valuation committee reviews the preliminary valuations and FSIC II Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•	following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC II Advisor’s management team, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we may incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that may be considered include the borrower’s ability to adequately service its debt, the fair market value of the borrower in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

For convertible debt securities, fair value generally approximates the fair value of the debt plus the fair value of an option to purchase the underlying security (i.e., the security into which the debt may convert) at the conversion price. To value such an option, a standard option pricing model may be used.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Our board of directors, in its determination of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC II Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC II Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FSIC II Advisor’s management team and any approved independent third party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. Our board of directors subsequently values these warrants or other equity securities received at their fair value.

The fair values of our investments are determined in good faith by our board of directors. Our board of directors is solely responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FSIC II Advisor’s management team, and has authorized FSIC II Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FSIC II Advisor’s implementation of the valuation process.

Our investments as of June 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-four senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of June 30, 2015. Two senior secured loan investments, which were newly-issued and purchased near June 30, 2015, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of their fair value. Except as described above, we valued our other investments, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We periodically benchmark the bid and ask prices we receive from the third-party pricing services and/or dealers as applicable against the actual prices at which we purchase and sell our investments. Based on the results of the benchmark analysis and the experience of our management in purchasing and selling these investments, we believe that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), we believe that these valuation inputs are classified as Level 3 within the fair value hierarchy. We may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which we cannot obtain prevailing bid and ask prices through our third-party pricing services or independent dealers, or where our board of directors otherwise determines that the use of such other methods is appropriate. We periodically benchmark the valuations provided by the independent valuation firms against the actual prices at which we purchase and sell our investments. The valuation committee and our board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with our valuation policy.

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

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, as defined in the investment advisory and administrative services agreement, equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of our investments and amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative and/or organizational and offering costs incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2015 and 2014.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$374,506	$374,506	—	—	—
Cooper River Credit Facility(3)	$170,494	—	—	$170,494	—
Wissahickon Creek Credit Facility(4)	$188,600	—	—	$188,600	—
Darby Creek Credit Facility(5)	$249,500	—	$249,500	—	—
Dunning Creek Credit Facility(6)	$233,200	$233,200	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—

(1)	At June 30, 2015, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At June 30, 2015, $25,494 remained unused under the Goldman facility. All amounts under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At June 30, 2015, $29,506 remained unused under the Cooper River facility. All amounts under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At June 30, 2015, $61,400 remained unused under the Wissahickon Creek facility. All amounts under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At June 30, 2015, $500 remained unused under the Darby Creek facility. All amounts under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At June 30, 2015, $16,800 remained unused under the Dunning Creek facility. All amounts under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

(7)	At June 30, 2015, no amounts remained unused under the Juniata River facility. All amounts under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and six months ended June 30, 2015 and 2014:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,063	$19,849	$45,438	$37,490
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$6,387	$—	$12,321
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$25,095	$9,679	$40,308	$9,679
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$1,140	$1,216	$2,216	$2,590
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the three and six months ended June 30, 2015 is net of waivers of $3,151 and $4,002, respectively. During the six months ended June 30, 2015 and 2014, $46,444 and $32,654, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2015, $22,063 in base management fees were payable to FSIC II Advisor.

(2)	During the six months ended June 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $12,321, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 to our unaudited consolidated financial statements included herein for a discussion of the methodology employed by us in calculating the capital gains incentive fee. We did not pay any capital gains incentive fees to FSIC II Advisor during the six months ended June 30, 2015. As of June 30, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the six months ended June 30, 2015 and 2014, $30,547 and $0, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2015, a subordinated incentive fee on income of $25,095 was payable to FSIC II Advisor.

(4)	During the six months ended June 30, 2015 and 2014, $2,125 and $2,396, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $2,162 and $1,273, in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2015 and 2014, respectively.

(5)	During the six months ended June 30, 2015 and 2014, we incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our common stock.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FSIC II Advisor and FS2, as well as our other related party transactions and relationships, including potential conflicts of interests, our exemptive relief order from the SEC and our expense reimbursement agreement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 79.4% of our portfolio investments (based on fair value) paid variable interest rates, 16.3% paid fixed interest rates, 3.7% were non-income producing equity or other investments and the remaining 0.6% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this point would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under, the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 25 basis points	$(255)	$(3,464)	$3,209	0.8%
No change	—	—	—	—
Up 100 basis points	8,043	13,855	(5,812)	(1.4)%
Up 300 basis points	80,942	41,564	39,378	9.8%
Up 500 basis points	156,134	69,273	86,861	21.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014 and our additional filings with the SEC before making an investment in our common stock.

Risks Related to Our Investments

Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy industry investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy industry to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flows and profit generation capacity of these portfolio companies also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	885,509	$9.45	885,509	(1)
May 1 to May 31, 2015	—	—	—	—
June 1 to June 30, 2015	—	—	—	—

Total	885,509	$9.45	885,509	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.

See Note 3 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement. (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.16	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.21	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.23	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.24	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.27	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Amended and Restated Credit and Security Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.33	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and between Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.37	Amended and Restated Sales and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.38	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.45	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.46	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.47	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.48	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.50	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.51	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.52	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.53	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.54	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.55	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.56	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.57	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.58	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.59	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.60	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.61	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.62	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2015.

FS INVESTMENT CORPORATION II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)