Form 10-Q
period 2015-09-30
FS Investment Corp II
filed 2015-11-13
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 320,307,052 shares of common stock outstanding as of November 2, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value—unaffiliated (amortized cost—$4,748,000 and $4,409,806, respectively)	$4,568,345	$4,396,228
Investments, at fair value—affiliated (amortized cost—$83,942 and $0, respectively)	96,616	—
Cash	283,883	224,583
Collateral held at broker for open credit default swap contracts	—	37,951
Receivable for investments sold and repaid	22,105	3,698
Interest receivable	52,343	56,320
Deferred financing costs	8,971	7,728
Prepaid expenses and other assets	83	1
Receivable on credit default swaps	—	62

Total assets	$5,032,346	$4,726,571

Liabilities
Payable for investments purchased	$—	$84,272
Repurchase agreements payable(1)	924,506	625,400
Credit facilities payable	1,185,494	1,015,794
Stockholder distributions payable	9,491	9,085
Management fees payable	22,213	23,069
Subordinated income incentive fees payable(2)	16,102	15,334
Administrative services expense payable	1,565	1,845
Interest payable	9,994	6,882
Directors’ fees payable	272	262
Unamortized swap premiums received	—	10,622
Unrealized depreciation on credit default swaps	—	19,426
Other accrued expenses and liabilities	2,053	2,790

Total liabilities	2,171,690	1,814,781

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 320,753,301 and 313,037,127 shares issued and outstanding, respectively	321	313
Capital in excess of par value	2,986,293	2,914,177
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(4)	(27,982)	8,168
Accumulated undistributed net investment income(4)	69,005	22,143
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	(166,981)	(33,011)

Total stockholders’ equity	2,860,656	2,911,790

Total liabilities and stockholders’ equity	$5,032,346	$4,726,571

Net asset value per share of common stock at period end	$8.92	$9.30

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income
Interest income—unaffiliated	$115,929	$89,295	$351,780	$237,945
Interest income—affiliated	1,835	—	3,030	—
Fee income—unaffiliated	4,463	12,924	43,701	44,329
Fee income—affiliated	—	—	1,482	—
Dividend income—unaffiliated	—	—	5,804	526

Total investment income	122,227	102,219	405,797	282,800

Operating expenses
Management fees(1)	25,387	21,780	74,827	59,270
Capital gains incentive fees(2)	—	(1,861)	—	10,460
Subordinated income incentive fees(2)	16,102	8,419	56,410	18,098
Administrative services expenses	992	1,092	3,208	3,682
Stock transfer agent fees	464	729	1,482	2,429
Accounting and administrative fees	402	187	1,258	854
Interest expense	16,035	9,187	45,740	22,340
Directors’ fees	324	180	736	638
Other general and administrative expenses	1,290	1,241	3,683	3,511

Operating expenses	60,996	40,954	187,344	121,282
Management fee waiver(1)	(3,174)	—	(7,176)	—

Net expenses	57,822	40,954	180,168	121,282

Net investment income	64,405	61,265	225,629	161,518

Realized and unrealized gain/loss
Net realized gain (loss) on investments—unaffiliated	(4,565)	(2,005)	(16,261)	(2,215)
Net realized gain (loss) on credit default swaps	—	2,401	(19,588)	2,401
Net realized gain (loss) on foreign currency	(7)	(43)	(301)	(37)
Net change in unrealized appreciation (depreciation) on investments—unaffiliated	(133,240)	(6,987)	(166,077)	54,820
Net change in unrealized appreciation (depreciation) on investments—affiliated	10,801	—	12,674	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	(2,652)	19,426	(2,652)
Net change in unrealized gain (loss) on foreign currency	(113)	5	7	(5)

Total net realized and unrealized gain (loss) on investments	(127,124)	(9,281)	(170,120)	52,312

Net increase (decrease) in net assets resulting from operations	$(62,719)	$51,984	$55,509	$213,830

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.20)	$0.17	$0.18	$0.72

Weighted average shares outstanding	318,458,821	307,734,691	316,089,601	298,451,718

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operations
Net investment income	$225,629	$161,518
Net realized gain (loss) on investments, credit default swaps and foreign currency	(36,150)	149
Net change in unrealized appreciation (depreciation) on investments	(153,403)	54,820
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	(2,652)
Net change in unrealized gain (loss) on foreign currency	7	(5)

Net increase (decrease) in net assets resulting from operations	55,509	213,830

Stockholder distributions(1)
Distributions from net investment income	(178,767)	(149,469)
Distributions from net realized gain on investments	—	(15,495)

Net decrease in net assets resulting from stockholder distributions	(178,767)	(164,964)

Capital share transactions(2)
Issuance of common stock	—	442,395
Reinvestment of stockholder distributions	95,418	87,432
Repurchases of common stock	(23,294)	(11,024)
Offering costs	—	(1,686)

Net increase in net assets resulting from capital share transactions	72,124	517,117

Total increase in net assets	(51,134)	565,983
Net assets at beginning of period	2,911,790	2,390,985

Net assets at end of period	$2,860,656	$2,956,968

Accumulated undistributed net investment income(1)	$69,005	$2,066

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$55,509	$213,830
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,495,649)	(2,373,986)
Paid-in-kind interest	(8,416)	(7,265)
Proceeds from sales and repayments of investments	1,094,101	987,191
Net realized (gain) loss on investments	16,261	2,215
Net change in unrealized (appreciation) depreciation on investments	153,403	(54,820)
Net change in unrealized (appreciation) depreciation on credit default swap	(19,426)	2,652
Accretion of discount	(28,433)	(9,821)
Amortization of deferred financing costs	2,910	1,370
(Increase) decrease in collateral held at broker for open swap contracts	37,951	(27,660)
(Increase) decrease in receivable for investments sold and repaid	(18,407)	49,204
(Increase) decrease in interest receivable	3,977	(12,009)
(Increase) decrease in receivable for credit default swaps	62	(60)
(Increase) decrease in prepaid expenses and other assets	(82)	(31)
Increase (decrease) in payable for investments purchased	(84,272)	24,975
Increase (decrease) in management fees payable	(856)	6,767
Increase (decrease) in accrued capital gains incentive fees	—	10,460
Increase (decrease) in subordinated income incentive fees payable	768	8,419
Increase (decrease) in administrative services expense payable	(280)	1,043
Increase (decrease) in interest payable	3,112	4,354
Increase (decrease) in directors’ fees payable	10	2
Increase (decrease) in unamortized swap premiums received	(10,622)	15,262
Increase (decrease) in other accrued expenses and liabilities	(737)	933

Net cash used in operating activities	(299,116)	(1,156,975)

Cash flows from financing activities
Issuance of common stock	—	442,927
Reinvestment of stockholder distributions	95,418	87,432
Repurchases of common stock	(23,294)	(11,024)
Offering costs	—	(1,686)
Stockholder distributions	(178,361)	(163,358)
Borrowings under credit facilities(1)	169,700	537,000
Borrowings under repurchase agreements(2)	299,106	—
Deferred financing costs paid	(4,153)	(6,134)

Net cash provided by financing activities	358,416	885,157

Total increase (decrease) in cash	59,300	(271,818)
Cash at beginning of period	224,583	581,632

Cash at end of period	$283,883	$309,814

Supplemental disclosure
Local and excise taxes paid	$1,095	$469

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2015 and 2014, the Company paid $20,496 and $3,061, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the nine months ended September 30, 2015 and 2014, the Company paid $19,222 and $13,555, respectively, in interest expense pursuant to its repurchase agreements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—92.6%
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	$39,208	$39,208	$39,012
A.T. Cross Co.	(o)	Retailing	L+875		9/6/19	20,000	20,000	19,900
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700	1.0%	11/20/20	26,984	25,543	21,655
Acision Finance LLC	(k)(l)(n)	Software & Services	L+975	1.0%	12/15/18	32,032	30,933	31,712
Allen Systems Group, Inc.	(e)(f)(h)(u)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	70,467	70,467	71,171
Altus Power America, Inc.		Energy	L+750	1.5%	10/10/21	1,474	1,474	1,489
Altus Power America, Inc.	(o)	Energy	L+750	1.5%	10/10/21	1,651	1,651	1,667
AP Exhaust Acquisition, LLC	(e)(g)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	163,378
Ascension Insurance, Inc.	(e)(f)(g)(h)(i)	Insurance	L+825	1.3%	3/5/19	77,952	77,075	77,367
Aspect Software, Inc.	(h)(i)	Software & Services	L+550	1.8%	5/7/16	7,396	7,405	7,248
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+807	1.0%	5/8/19	57,000	57,000	56,715
Atlas Aerospace LLC	(o)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	21,606
ATX Networks Corp.	(g)(h)(n)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	9,975	9,830	9,925
Avaya Inc.	(i)	Technology Hardware & Equipment	L+525	1.0%	5/29/20	3,907	3,907	3,088
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	114,138	114,138	114,137
BenefitMall Holdings, Inc.	(o)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	41,818
Blue Coat Holdings, Inc.	(o)	Technology Hardware & Equipment	L+350	1.0%	5/20/20	2,045	2,045	2,015
Blueprint Sub, Inc.	(g)(h)(i)(k)(l)	Software & Services	L+750	1.0%	5/7/21	94,340	94,340	94,339
Blueprint Sub, Inc.	(o)	Software & Services	L+750	1.0%	5/7/21	12,281	12,281	12,280
Blueprint Sub, Inc.	(o)	Software & Services	L+450	1.0%	5/7/21	4,912	4,912	4,912
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,763	3,557	3,098
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,614	15,605	13,208
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,813	2,827	2,782
Caesars Entertainment Operating Co., Inc.	(k)(m)(n)	Consumer Services	L+575		3/1/17	15,620	15,074	13,852
Caesars Entertainment Operating Co., Inc.	(k)(m)(n)	Consumer Services	L+675		3/1/17	15,707	15,212	14,074
Caesars Entertainment Operating Co., Inc.	(m)(n)	Consumer Services	L+850	2.0%	10/31/16	2,671	2,689	2,358
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(m)(n)	Consumer Services	L+875	1.0%	3/1/17	68,576	68,216	58,925
Caesars Entertainment Resort Properties, LLC	(e)(g)(k)	Consumer Services	L+600	1.0%	10/11/20	36,064	34,370	33,784
CEVA Group Plc	(n)(o)	Transportation	L+500		3/19/19	20,000	20,000	17,300

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cimarron Energy Inc.	(k)(l)	Energy	L+775	1.0%	12/15/19	$24,625	$24,625	$23,640
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	3,230	3,055	3,190
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	39,454	39,913	38,862
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	62,490	62,490	62,881
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,235	5,219	4,686
Del Monte Foods, Inc.	(i)(n)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	332	330	315
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,109	7,015	6,841
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,968	11,956	12,708
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,403	8,316	8,510
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,103
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,137	4,121	3,268
Greystone Bridge Manager LLC	(f)(n)	Diversified Financials	L+1050		5/1/20	21,013	21,013	20,803
Greystone Bridge Manager LLC	(n)(o)	Diversified Financials	L+1050		5/1/20	18,553	18,553	18,368
Gruden Acquisition, Inc.	(e)	Transportation	L+475	1.0%	8/18/22	3,545	3,510	3,504
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+809	1.0%	3/26/21	60,000	60,000	60,000
H.M. Dunn Co., Inc.	(o)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,429
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,044
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	82,400	82,400	82,400
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	10,186	10,186	10,848
Intralinks, Inc.	(g)(h)(k)(n)	Software & Services	L+525	2.0%	2/24/19	24,625	24,450	24,440
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	8,000	7,445	7,880
JW Aluminum Co.	(l)	Materials	L+750	1.0%	5/15/17	22,033	22,033	22,033
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	34,650
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	60,148	60,148	59,546
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,533	1,923
Mood Media Corp.	(g)(n)	Media	L+600	1.0%	5/1/19	1,794	1,780	1,754
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,890	11,379
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,513	5,306
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,835	1,842	1,398
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	108,825	108,825	107,737

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+845	1.0%	4/27/21	$84,472	$84,472	$84,134
Nobel Learning Communities, Inc.	(o)	Consumer Services	L+450	1.0%	4/27/20	11,180	11,180	11,180
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+316, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	69,676	69,676	62,011
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,292	2,304	2,098
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,585	59,585	59,585
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,857
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,737
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	27,700	27,700	27,839
Propulsion Acquisition, LLC	(e)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,879	34,930	36,932
Reddy Ice Corp.	(g)(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	3,064	2,857	2,558
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	8,000	8,000	8,000
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+857	1.0%	9/25/21	18,788	18,788	18,788
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	17,100	16,822	17,088
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,304	42,865	30,439
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,735	100,335	101,239
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	313	312	238
Spencer Gifts LLC		Retailing	L+425	1.0%	7/16/21	998	993	986
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	7,818	7,859	6,001
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,473	16,162	11,998
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	9,950	9,496	9,900
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,019	9,267
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	13,627	13,627	13,627
Sunnova Asset Portfolio 5 Holdings, LLC	(o)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	1,034	1,034	1,034
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,736	19,736	19,440
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,841	4,843	4,732
Transplace Texas, LP	(e)(g)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	18,000
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	86,237	86,237	86,668
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,139	1,135	986

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	$65,000	$65,000	$63,648
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	65,940	65,940	60,665
Warren Resources, Inc.	(o)	Energy	L+850	1.0%	5/22/20	9,006	9,006	8,285
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,601	111,601	113,275
Waste Pro USA, Inc.	(o)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,405
Weight Watchers International, Inc.	(n)	Consumer Services	L+300		4/2/16	7,671	6,961	6,971
Weight Watchers International, Inc.	(f)(n)	Consumer Services	L+325	0.8%	4/2/20	26,422	15,927	14,522
Winchester Electronics Corp.		Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,800
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	97,200
Zeta Interactive Holdings Corp.	(g)(h)	Software & Services	L+750	1.0%	7/9/21	23,000	23,000	22,958
Zeta Interactive Holdings Corp.	(o)	Software & Services	L+750	1.0%	7/9/21	13,143	13,143	13,119

Total Senior Secured Loans—First Lien							2,917,705	2,858,471
Unfunded Loan Commitments							(210,988)	(210,988)

Net Senior Secured Loans—First Lien							2,706,717	2,647,483

Senior Secured Loans—Second Lien—37.4%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	4,967	4,956	4,999
Advantage Sales & Marketing Inc.	(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	797	792	765
Alison US LLC	(g)(n)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,282	3,837
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	439
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0%		9/28/21	33,514	33,514	33,514
Arena Energy, LP	(e)	Energy	L+900	1.0%	1/24/21	15,000	15,000	14,447
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	242,882	241,779	229,523
Atlas Resource Partners, L.P.	(e)(h)(k)(n)	Energy	L+900	1.0%	2/23/20	67,000	65,205	59,815
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,388	9,514
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,809	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,225	12,312
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp	(l)	Media	L+675	1.0%	4/11/22	10,000	9,936	6,800

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	$1,174	$1,164	$975
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,770	9,050
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,904	6,810
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,794	6,106
Del Monte Foods, Inc.	(l)(n)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,305	2,983
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,540	24,187
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,871	7,960
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,891	760
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,958	9,887
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,259	14,325
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,806	2,776
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,749	3,584
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,064	1,013
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	5,137	5,150	5,121
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	10,250	9,833	9,302
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	9,750	9,952	9,742
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,202
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,923	8,424
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,443	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,729	12,760
Paw Luxco II Sarl	(n)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€6,393	7,136	4,882
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,748	8,673
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,451	5,253
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,404	5,410
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,873	5,932
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,967	58,800
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,988	80,000
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	4,857	4,816	4,728
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,727	7,274
Sequential Brands Group, Inc.	(e)(i)(k)(l)(n)	Consumer Durables & Apparel	L+900	1.0%	4/8/21	118,897	118,897	118,897
Templar Energy LLC	(h)	Energy	L+750	1.0%	11/25/20	29,231	28,676	13,276

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	$45,296	$44,951	$44,918
Ultima US Holdings LLC	(l)(n)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,128	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,138	18,016	14,329
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,756	2,677

Total Senior Secured Loans—Second Lien							1,127,483	1,070,923

Senior Secured Bonds—8.5%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,261	22,365
Algeco Scotsman Global Finance Plc	(f)(j)(n)	Commercial & Professional Services	8.5%		10/15/18	16,469	16,258	14,637
American Energy—Woodford, LLC	(f)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,437	1,883	1,121
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,186	7,044
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,477	4,366
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,350	8,579
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	37,350	38,019	34,129
CEVA Group Plc	(f)(n)	Transportation	9.0%		9/1/21	2,000	2,000	1,721
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,495	50,408
FourPoint Energy, LLC	(f)(o)	Energy	8.0%		12/31/20	3,656	3,638	3,218
Global A&T Electronics Ltd.	(f)(n)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,736	15,689
iHeartCommunications, Inc.	(j)	Media	10.6%		3/15/23	3,500	3,500	2,958
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,726	17,707	16,507
Lightstream Resources Ltd.	(n)	Energy	9.9%		6/15/19	5,313	5,313	4,555
Logan’s Roadhouse, Inc.	(f)	Consumer Services	10.8%		10/15/17	37,814	34,057	26,257
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,192	6,915
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,673	7,152
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,236	18,216

Total Senior Secured Bonds							298,981	245,837
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							295,343	242,199

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—13.1%
Algeco Scotsman Global Finance Plc	(f)(n)	Commercial & Professional Services	10.8%		10/15/19	$3,400	$2,716	$1,874
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	980	716
Atlas Energy Holdings Operating Co., LLC	(j)(n)	Energy	7.8%		1/15/21	7,535	6,587	3,249
Atlas Energy Holdings Operating Co., LLC	(j)(n)	Energy	9.3%		8/15/21	2,264	1,702	1,039
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,022	5,530
Bellatrix Exploration Ltd.	(j)(n)	Energy	8.5%		5/15/20	5,000	4,906	3,881
Blue Coat Holdings, Inc.	(j)	Technology Hardware & Equipment	8.4%		6/1/23	15,000	15,000	15,000
BMC Software Finance, Inc.	(f)	Software & Services	7.3%		6/1/18	3,820	3,521	3,457
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,214	6,219
Calumet Specialty Products Partners, L.P.	(j)(n)	Energy	6.5%		4/15/21	2,500	2,500	2,288
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,514	18,528
Ceridian Corp.	(j)	Commercial & Professional Services	11.0%		3/15/21	3,000	3,176	2,749
Communications Sales & Leasing, Inc.	(j)(n)	Real Estate	8.3%		10/15/23	2,000	1,943	1,715
Eclipse Resources Corp.	(j)(n)	Energy	8.9%		7/15/23	9,175	8,985	7,306
EV Energy Partners, L.P.	(f)(n)	Energy	8.0%		4/15/19	259	230	180
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		1/30/25	620	620	620
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		4/30/25	4,826	4,826	4,826
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/3/25	875	875	875
Global Jet Capital Inc.		Commercial & Professional Services	15.0%, 0.0% PIK (15.0% Max PIK)		9/29/25	999	999	999
Jupiter Resources Inc.	(i)(j)(n)	Energy	8.5%		10/1/22	28,800	26,486	17,172
Legacy Reserves LP	(j)(n)	Energy	6.6%		12/1/21	5,000	3,958	3,350
Legacy Reserves LP	(e)(n)	Energy	8.0%		12/1/20	8,250	8,121	6,023
Mood Media Corp.	(e)(f)(n)	Media	9.3%		10/15/20	46,207	45,663	33,385
Navistar International Corp.	(f)(n)	Capital Goods	8.3%		11/1/21	10,240	9,985	8,192
NewStar Financial, Inc.	(e)(i)(k)(l)(n)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	125,000	96,107	93,750

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ocean Rig UDW Inc.	(j)(n)	Energy	7.3%		4/1/19	$4,700	$4,700	$2,444
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	27,000	27,000	25,515
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	22,853	23,552	22,910
Rex Energy Corp.	(j)	Energy	6.3%		8/1/22	3,950	3,950	1,639
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,445	14,920
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,232	3,776
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,094	3,026
TI Group Automotive Systems, LLC	(j)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,029
Triangle USA Petroleum Corp.	(j)	Energy	6.8%		7/15/22	2,350	2,350	1,016
Windstream Corp.	(j)(n)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,872
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,490	7,181

Total Subordinated Debt							425,070	375,798

Collateralized Securities—4.3%
CGMS CLO 2013-3A Class Subord.	(n)	Diversified Financials	18.0%		7/15/25	17,000	10,121	12,668
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(n)	Diversified Financials	14.0%		12/20/21	76,260	76,102	75,307
NewStar Clarendon 2014-1A Class D	(n)	Diversified Financials	L+435		1/25/27	1,060	993	988
NewStar Clarendon 2014-1A Class Subord. B	(n)	Diversified Financials	13.4%		1/25/27	12,140	11,494	11,000
Octagon CLO 2012-1A Class Income	(n)	Diversified Financials	19.0%		1/15/24	4,650	2,443	2,742
Wind River CLO Ltd. 2013-1A Class Subord. B	(n)	Diversified Financials	13.3%		4/20/25	26,720	19,046	19,229

Total Collateralized Securities							120,199	121,934

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—7.2%
A.T. Cross Co., Common Equity, Class A Units	(f)(m)	Retailing	1,000,000	$1,000	$600
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(m)	Retailing	243,478	243	243
Abaco Energy Technologies LLC, Common Equity	(m)	Energy	3,055,556	3,056	611
ACP FH Holdings GP, LLC, Common Equity	(f)(m)	Consumer Durables & Apparel	88,571	89	86
ACP FH Holdings, LP, Common Equity	(f)(m)	Consumer Durables & Apparel	8,768,572	8,769	8,525
Allen Systems Group, Inc., Common Equity	(m)(u)	Software & Services	625,178	13,475	25,445
Altus Power America Holdings, LLC, Preferred Equity	(m)	Energy	491,425	491	885
Amaya, Inc., Warrants, 6/14/2024	(m)(n)	Consumer Services	2,000,000	16,832	24,560
AP Exhaust Holdings, LLC, Common Equity	(m)(q)	Automobiles & Components	8,378	8,378	6,032
Ascent Resources Utica Holdings, LLC, Common Equity	(m)(p)	Energy	13,555,557	12,900	8,811
BPA Laboratories, Inc., Series A Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(m)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(m)(n)	Retailing	17,256,081	1,898	3,624
Cimarron Energy Inc., Common Equity	(m)	Energy	2,500,000	2,500	1,750
CoSentry.Net, LLC, Preferred Equity	(f)(m)	Software & Services	2,632	2,500	4,424
DHS Technologies LLC, Common Equity	(f)	Capital Goods	60,872	5,000	1,126
Eastman Kodak Co., Common Equity	(m)	Consumer Durables & Apparel	1,846	36	29
FourPoint Energy, LLC, Common Equity, Class C Units	(m)(q)	Energy	13,000	13,000	15,795
FourPoint Energy, LLC, Common Equity, Class D Units	(m)(q)	Energy	2,437	1,610	2,985
Global Jet Capital Holdings, LP, Preferred Equity	(m)	Commercial & Professional Services	3,137,062	3,137	3,137
Industrial Group Intermediate Holdings, LLC, Common Equity	(m)(q)	Materials	2,107,438	2,107	3,267
MB Precision Investment Holdings LLC, Class A-2 Units	(f)(m)	Capital Goods	2,287,659	2,288	1,487
New Star Metals Inc., Common Equity	(f)	Capital Goods	2,223,246	2,250	2,446
NewStar Financial, Inc., Warrants, 11/4/2024	(m)(n)(s)	Diversified Financials	6,000,000	30,115	29,280
Professional Plumbing Group, Inc., Common Equity	(f)(m)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	26,500
Sequential Brands Group, Inc., Common Equity	(f)(m)(n)	Consumer Durables & Apparel	408,685	5,517	5,137
Sorenson Communications, Inc., Common Equity	(e)(f)(m)	Telecommunication Services	43,796	—	24,079
Swift Worldwide Resources Holdco Limited, Common Equity	(m)(n)(r)	Energy	1,250,000	2,010	1,511

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Zeta Interactive Holdings Corp., Preferred Equity	(m)	Software & Services	620,025	$4,929	$4,929

Total Equity/Other				157,130	211,504

Unfunded Contingent Warrant Commitment	(t)				(4,880)

Net Equity/Other					206,624

TOTAL INVESTMENTS—163.1%				$4,831,942	4,664,961

LIABILITIES IN EXCESS OF OTHER ASSETS—(63.1%)					(1,804,305)

NET ASSETS—100.0%					$2,860,656

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of September 30, 2015, the three-month London Interbank Offered Rate was 0.33%, the Euro Interbank Offered Rate was (0.04)% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2015

(in thousands, except share amounts)

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Security is non-income producing.

(n)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2015, 83.0% of the Company’s total assets represented qualifying assets.

(o)	Security is an unfunded commitment.

(p)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of September 30, 2015.

(s)	Includes 1,000,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000 upon the request of NewStar.

(t)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $25,000 upon the request of NewStar.

(u)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2015, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio company for the nine months ended September 30, 2015:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$70,109	$358	$—	$3,030	$1,482	$—	$—	$704
Equity/Other
Allen Systems Group, Inc. Common Equity	$13,475	$—	$—	$—	$—	$—	$—	$11,970

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	$19,887	$19,887	$19,489
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	12/27/17	6,443	6,367	6,419
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,905	4,907	4,831
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	94,763	94,763	94,763
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,148	1,143	1,062
Waste Pro USA, Inc.	(e)(h)(i)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	112,444	112,444	112,444
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,222
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	Prime+750		11/17/20	98,182	98,182	98,182
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	Prime+700		11/17/20	32,732	32,732	32,732

Total Senior Secured Loans—First Lien							2,506,445	2,492,644
Unfunded Loan Commitments							(145,739)	(145,739)

Net Senior Secured Loans—First Lien							2,360,706	2,346,905

Senior Secured Loans—Second Lien—34.4%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,792	8,350
Advantage Sales & Marketing Inc.	(g)(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,272	4,160
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	1,450	1,439	1,451
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,285	3,067
American Energy—Utica, LLC	(e)(f)(i)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	106,649	106,649	104,516
American Energy—Utica, LLC	(f)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	72,432	72,431	70,983
AssuredPartners, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,916	6,756
BlackBrush Oil & Gas, L.P.	(l)	Energy	L+650	1.0%	7/30/21	6,637	6,589	5,509
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,644	2,901
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	602	615
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,205	12,594
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667
Catalina Marketing Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,930	9,325

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	$30,000	$29,688	$30,000
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,238	2,044
ColourOz Investment 2 LLC	(i)(o)(n)	Materials	L+725	1.0%	9/5/22	4,726	4,691	4,490
Compuware Corp.	(e)(o)(n)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	15,575	15,506	14,874
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,795	7,603
DAE Aviation Holdings, Inc.	(k)(o)	Capital Goods	L+675	1.0%	8/5/19	15,000	14,869	14,738
Del Monte Foods Consumer Products, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,303	2,867
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,488
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,459	25,000
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,859	7,993
Filtration Group Corp.	(j)	Energy	L+725	1.0%	11/21/21	5,158	5,173	5,164
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	10,000	9,954	9,600
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,804	2,770
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,753	3,621
Kronos Inc.	(k)	Software & Services	L+850	1.3%	4/30/20	9,906	9,913	10,104
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	8,138	8,199	8,015
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	10,000	10,224	9,985
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,016	12,126
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
Onex Carestream Finance L.P.	(f)	Health Care Equipment & Services	L+850	1.0%	12/7/19	4,717	4,642	4,701
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,750	13,956
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,073	6,021
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,961	12,683
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,447	5,335
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,401	5,370
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,885	8,933
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,871	59,700
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Redtop Acquisitions Ltd.	(o)	Consumer Services	L+725	1.0%	6/3/21	$5,449	$5,389	$5,442
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	12,857	12,739	12,343
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,724	7,031
Samson Investment Co.	(g)	Energy	L+400	1.0%	9/25/18	2,000	1,818	1,579
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,055	1,963
Sequential Brands Group, Inc.	(e)(i)(k)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	50,000	50,000	50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/9/21	7,000	6,936	6,851
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,602	21,134
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,481	28,385
TNS, Inc.	(f)(h)(l)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	51,010	50,954
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,035	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	1/3/20	2,500	2,458	2,489
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,277	18,127	16,267
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	836
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,755	2,691
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	5,000	4,958	4,875

Total Senior Secured Loans—Second Lien							1,019,318	1,001,313

Senior Secured Bonds—8.6%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,793	23,607
Allen Systems Group, Inc.	(f)(p)(t)	Software & Services	10.5%		11/15/16	14,225	10,242	4,979
Altice Financing S.A.	(j)(o)	Media	7.8%		5/15/22	7,000	7,000	6,974
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,262	7,605
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,473	5,444
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	15,550	13,632	13,412
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,140	64,471
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,890
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	43,875	41,989	38,610
FourPoint Energy, LLC	(s)	Energy	8.0%		12/31/20	17,063	16,977	15,015
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	$17,550	$17,527	$17,550
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	1,680
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,309	27,288
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,234	8,657
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,600	2,578	2,655
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,175	17,933

Total Senior Secured Bonds							300,431	265,888
Unfunded Bond Commitments							(16,977)	(16,977)

Net Senior Secured Bonds							283,454	248,911

Subordinated Debt—14.5%
Acosta HoldCo, Inc.	(j)	Consumer Services	7.8%		10/1/22	4,800	4,799	4,871
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,598	2,358
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	2,544	2,651	2,557
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	7.8%		1/15/21	5,000	5,000	3,625
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,030	6,090
Beazer Homes USA, Inc.	(j)(o)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,681
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/15/19	39,746	39,746	39,348
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,211	6,281
Cadillac Jack, Inc.	(f)(o)(n)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	52,268	36,562	54,947
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,233
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,018	10,725
Compressco Partners, LP	(j)(o)	Energy	7.3%		8/15/22	4,000	3,942	3,468
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	569	569
Era Group Inc.	(j)(o)	Energy	7.8%		12/15/22	7,250	7,145	7,540
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	671	753
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	$3,500	$3,500	$3,500
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,986	5,918
Jefferies Finance LLC	(j)(o)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,400
Jefferies Finance LLC	(j)(o)	Diversified Financials	6.9%		4/15/22	950	950	860
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	22,300	20,975	16,725
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	4,300	4,619	4,730
Legacy Reserves L.P.	(e)(o)	Energy	8.0%		12/1/20	8,250	8,107	6,895
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	4,150	3,436	2,925
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,596	37,774
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	69,995	75,000
Ocean Rig UDW Inc.	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	3,349
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	27,506
P.F. Chang’s China Bistro, Inc.	(f)(j)	Consumer Services	10.3%		6/30/20	12,968	13,314	13,033
Resolute Energy Corp.	(j)	Energy	8.5%		5/1/20	5,800	5,856	2,748
Rex Energy Corp.	(e)(o)	Energy	8.9%		12/1/20	15,000	14,914	13,500
Rex Energy Corp.	(j)(o)	Energy	6.3%		8/1/22	3,950	3,950	3,022
RKI Exploration & Production, LLC	(j)	Energy	8.5%		8/1/21	1,650	1,462	1,345
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	1,400	1,132	588
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/5/20	10,659	9,421	7,275
Sidewinder Drilling Inc.	(e)	Energy	9.8%		11/15/19	1,722	1,722	1,007
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,753
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,388	14,633
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	1,000	647	595
Talos Production LLC	(j)	Energy	9.8%		2/15/18	1,500	1,364	1,358
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	2,350	2,350	1,542
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,125
Warren Resources, Inc.	(j)	Energy	9.0%		8/1/22	12,650	12,202	7,906
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,444
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,520
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,348

Total Subordinated Debt							431,441	421,683

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord.	(o)	Diversified Financials	12.4%		10/30/23	$6,000	$4,022	$4,076
Apidos CLO XIV Class E	(o)	Diversified Financials	L+440		4/15/25	6,000	5,381	5,194
Ares 2012 CLO 2A Class Subord.	(o)	Diversified Financials	8.9%		10/12/23	8,500	6,614	5,698
CGMS CLO 2013-3A Class E	(o)	Diversified Financials	L+525		7/15/25	5,000	4,495	4,215
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	14.6%		7/15/25	22,000	15,890	18,949
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(o)	Diversified Financials	15.2%		8/1/25	15,000	11,363	14,628
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	76,260	75,735	78,739
NewStar Clarendon 2014-1A Class D	(o)(n)	Diversified Financials	L+435		1/25/27	1,060	993	993
NewStar Clarendon 2014-1A Sub B	(o)(n)	Diversified Financials	12.4%		1/25/27	12,140	12,013	12,013
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	14.9%		1/15/24	4,650	2,926	3,715
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.6%		4/20/25	40,720	32,636	36,370

Total Collateralized Securities							172,068	184,590

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.6%
A.T. Cross Co., Common Equity, Class A Units	(p)	Retailing				1,000,000	1,000	1,000
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	3,056
ACP FH Holdings GP, LLC, Common Equity	(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(p)	Consumer Durables & Apparel				8,768,572	8,769	8,769
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				253,925	254	254
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	35,179
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	5,990
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing				17,256,081	1,898	5,003
Cimarron Energy Inc., Common Equity	(p)	Energy				2,500,000	2,500	2,500
CoSentry.Net, LLC, Preferred Equity	(p)	Software & Services				2,632	2,500	4,185

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares/ Contracts	Cost	Fair Value(d)
DHS Technologies LLC	(f)	Capital Goods	60,872	$5,000	$1,468
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	40
ERC Ireland Holdings Ltd., Common Equity	(o)(p)(n)	Telecommunication Services	22,401	2,548	3,550
ERC Ireland Holdings Ltd., Warrants	(o)(p)	Telecommunication Services	4,943	598	783
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,575
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,132
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	2,950
MB Precision Holdings LLC, Common Equity	(p)	Capital Goods	2,287,659	2,288	2,288
MModal Inc., Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	1,989
New Star Metals Inc., Common Equity		Capital Goods	2,223,246	2,250	2,890
NewStar Financial, Inc., Warrants	(o)(p)	Diversified Financials	4,750,000	30,115	31,350
Professional Plumbing Group, Inc., Common Equity	(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	15,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	20,466
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(y)	Energy	1,250,000	2,010	1,947
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	6,169
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	4,000	2,895	1,360
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	2,022	1,175
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	1,504	863

Total Equity/Other				142,819	197,776

Unfunded Contingent Warrant Commitment					(4,950)

Net Equity/Other					192,826

TOTAL INVESTMENTS—151.0%				$4,409,806	4,396,228

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.0%)	(v)				(1,484,438)

NET ASSETS—100.0%					$2,911,790

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Credit Default Swaps on Corporate Issues—Sell Protection

Reference Entity	Counterparty	Implied Credit Spread at December 31, 2014(w)	Industry	Fixed Deal Received Rate	Maturity	Notional(x)	Market Value(d)	Unamortized Premiums Paid (Received)	Unrealized Appreciation (Depreciation)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	888.2%	Consumer Services	5.0%	6/20/15	$15,000	$(12,026)	$(3,768)	$(8,258)
Caesars Entertainment Operating Co., Inc.	JPMorgan Chase Bank, N.A.	656.5%	Consumer Services	5.0%	9/20/15	22,000	(18,022)	(6,854)	(11,168)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly-disclosed base rate plus a basis point spread. As of December 31, 2014, the three-month London Interbank Offered Rate was 0.26%, the Euro Interbank Offered Rate was 0.08% and the U.S. Prime Lending Rate was 3.25%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value and market value are determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2015, the Company had nine wholly-owned financing subsidiaries, two wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The December 31, 2014 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2014. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of September 30, 2015, the Company had no outstanding credit default swap contracts.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2014 and the audited consolidated financial statements for the year ended December 31, 2014 may have been reclassified to conform to the classifications used to prepare the unaudited

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

consolidated financial statements for the three and nine months ended September 30, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	46,680,052	$486,879
Reinvestment of Distributions	10,178,097	95,418	9,155,924	87,432

Total Gross Proceeds	10,178,097	95,418	55,835,976	574,311
Commissions and Dealer Manager Fees	—	—	—	(44,484)

Net Proceeds to Company	10,178,097	95,418	55,835,976	529,827
Share Repurchase Program	(2,461,923)	(23,294)	(1,150,012)	(11,024)

Net Proceeds from Share Transactions	7,716,174	$72,124	54,685,964	$518,803

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of November 2, 2015, the Company had issued a total of 326,408,403 shares of common stock and raised total gross proceeds of $3,340,050, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the nine months ended September 30, 2015 and 2014, the Company issued 10,178,097 and 55,835,976 shares of common stock for gross proceeds of $95,418 and $574,311 at an average price per share of $9.37 and $10.29, respectively. All of the shares of common stock the Company issued during the nine months ended September 30, 2015 were issued on account of reinvested stockholder distributions pursuant to the Company’s dividend reinvestment plan. The gross proceeds received during the nine months ended September 30, 2014 include reinvested stockholder distributions of $87,432 for which the Company issued 9,155,924 shares of common stock. During the period from October 1, 2015 to November 2, 2015, the Company issued 1,173,479 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,682 at an average price per share of $9.10.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The proceeds from the issuance of common stock as presented on the Company’s unaudited consolidated statements of changes in net assets and unaudited consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0 and $44,484 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.54	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.64	$6,194
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.45	$8,368
June 30, 2015	July 1, 2015	997,845	100%	$9.45	$9,430

On October 1, 2015, the Company repurchased 1,619,728 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.10 per share for aggregate consideration totaling $14,740.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or Franklin Square Holdings, the Company’s sponsor and an affiliate of FSIC II Advisor, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors, among other things, compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,213	$21,780	$67,651	$59,270
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(1,861)	$—	$10,460
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$16,102	$8,419	$56,410	$18,098
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$992	$1,092	$3,208	$3,682
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$—	$8,821

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the three and nine months ended September 30, 2015 is net of waivers of $3,174 and $7,176, respectively. During the nine months ended September 30, 2015 and 2014, $68,507 and $52,503, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2015, $22,213 in base management fees were payable to FSIC II Advisor.

(2)	During the nine months ended September 30, 2015 and 2014, the Company accrued capital gains incentive fees of $0 and $10,460, respectively, based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the nine months ended September 30, 2015. As of September 30, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the nine months ended September 30, 2015 and 2014, $55,642 and $9,679, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2015, a subordinated incentive fee on income of $16,102 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2015 and 2014, $3,030 and $3,338, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $3,488 and $2,639 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2015 and 2014, respectively.

(5)	During the nine months ended September 30, 2015 and 2014, the Company incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor purchased 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 2,043,933 shares of common stock for aggregate gross proceeds of $18,395 upon satisfying the minimum offering requirement on June 18, 2012. As of November 2, 2015, the Company had issued an aggregate of 3,522,070 shares of common stock for aggregate gross proceeds of $32,270 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

Exemptive Relief

In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor. Pursuant to this relief, the Company may co-invest with FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for the Company, in part by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to it if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, it will continue to be permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of September 30, 2015, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
September 30, 2014	$0.1885	$58,086
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
September 30, 2015	$0.1885	$60,023

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 6, 2015 and November 12, 2015, the Company’s board of directors declared regular monthly cash distributions for October 2015 through December 2015 and January 2016 through March 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the nine months ended September 30, 2015 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	178,767	100%	149,469	91%
Short-term capital gains proceeds from the sale of assets	—	—	14,999	9%
Long-term capital gains proceeds from the sale of assets	—	—	496	0%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$178,767	100%	$164,964	100%

(1)	During the nine months ended September 30, 2015 and 2014, 95.3% and 93.9%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.6% and 3.5%, respectively, was attributable to non-cash accretion of discount and 2.1% and 2.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $192,192 and $172,386, respectively. As of September 30, 2015 and December 31, 2014, the Company had $54,821 and $22,272, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes and the reclassification of realized gains on credit default swaps to income for tax purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
GAAP-basis net investment income	$225,629	$161,518
Reversal of incentive fee accrual on unrealized gains	—	10,460
Reclassification of unamortized original issue discount and prepayment fees	(35,385)	(3,231)
Reclassification of realized gains on credit default swap	(19,588)	2,401
Reversal of mark-to-market on outstanding credit default swaps	19,426	—
Other miscellaneous differences	2,110	1,238

Tax-basis net investment income	$192,192	$172,386

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

As of September 30, 2015 and December 31, 2014, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014
Distributable ordinary income (income and short-term capital gains)	$14,976	$12,379
Distributable realized gains (long-term capital gains)	39,845	9,893
Unamortized organization costs	(179)	(189)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(178,179)	(24,783)

Total	$(123,537)	$(2,700)

(1)	As of September 30, 2015 and December 31, 2014, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $78,434 and $120,784, respectively. As of September 30, 2015 and December 31, 2014, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $256,613 and $145,567, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,843,140 and $4,421,004 as of September 30, 2015 and December 31, 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(178,179) and $(24,783) as of September 30, 2015 and December 31, 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,706,717	$2,647,483	57%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,127,483	1,070,923	23%	1,019,318	1,001,313	23%
Senior Secured Bonds	295,343	242,199	5%	283,454	248,911	6%
Subordinated Debt	425,070	375,798	8%	431,441	421,683	10%
Collateralized Securities	120,199	121,934	3%	172,068	184,590	4%
Equity/Other	157,130	206,624	4%	142,819	192,826	4%

Total	$4,831,942	$4,664,961	100%	$4,409,806	$4,396,228	100%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2015, except for Allen Systems Group, Inc., in which the Company held a senior secured loan and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which may require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, the Company had fifteen senior secured loan investments with aggregate unfunded commitments of $210,988, one senior secured bond investment with an unfunded commitment of $3,638 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, the Company had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$228,286	5%	$177,900	4%
Capital Goods	446,169	10%	383,827	9%
Commercial & Professional Services	355,174	8%	274,316	6%
Consumer Durables & Apparel	320,479	7%	266,710	6%
Consumer Services	503,846	11%	733,804	17%
Diversified Financials	260,702	6%	288,250	7%
Energy	723,749	15%	601,604	14%
Food & Staples Retailing	8,510	0%	12,585	0%
Food, Beverage & Tobacco	5,856	0%	9,365	0%
Health Care Equipment & Services	69,491	1%	80,589	2%
Household & Personal Products	—	—	3,126	0%
Insurance	84,548	2%	98,174	2%
Materials	346,370	7%	269,531	6%
Media	112,632	2%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	5,757	0%	62,970	1%
Real Estate	1,715	0%	—	—
Retailing	123,591	3%	112,094	3%
Semiconductors & Semiconductor Equipment	15,689	0%	—	—
Software & Services	495,296	11%	328,443	8%
Technology Hardware & Equipment	257,428	5%	230,554	5%
Telecommunication Services	173,034	4%	229,690	5%
Transportation	126,639	3%	101,343	2%

Total	$4,664,961	100%	$4,396,228	100%

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

As of September 30, 2015 and December 31, 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2015 (Unaudited)	December 31, 2014
Level 1—Price quotations in active markets	$29	$3,438
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,664,932	4,392,790

Total	$4,664,961	$4,396,228

As of September 30, 2015 and December 31, 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	September 30, 2015 (Unaudited)		December 31, 2014
Valuation Inputs	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	—	—	—	(30,048)

Total	$—	$—	$—	$(30,048)

The Company’s investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, two senior secured bond investments, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of September 30, 2015. Two senior secured loan investments, which were newly-issued and purchased near September 30, 2015, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	6,152	2,454	1,831	17,867	129	—	28,433
Net realized gain (loss)	(6,074)	(1,767)	(8,791)	(18,154)	(906)	15,349	(20,343)
Net change in unrealized appreciation (depreciation)	(45,433)	(38,555)	(18,601)	(39,514)	(10,787)	(3,525)	(156,415)
Purchases	904,557	291,610	68,715	202,420	239	28,108	1,495,649
Paid-in-kind interest	3,777	3,548	176	915	—	—	8,416
Sales and redemptions	(562,401)	(187,680)	(50,042)	(209,419)	(51,331)	(22,725)	(1,083,598)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,647,483	$1,070,923	$242,199	$375,798	$121,934	$206,595	$4,664,932

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(32,046)	$(48,310)	$(33,310)	$(39,643)	$(6,871)	$6,269	$(153,911)

	For the Nine Months Ended September 30, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	3,895	2,675	2,297	888	66	—	9,821
Net realized gain (loss)	(2,885)	1,263	(4,957)	4,364	—	—	(2,215)
Net change in unrealized appreciation (depreciation)	(6,986)	(3,362)	(552)	16,284	5,349	46,760	57,493
Purchases	1,242,440	633,244	150,428	273,843	12,849	54,762	2,367,566
Paid-in-kind interest	188	5,434	—	1,643	—	—	7,265
Sales and redemptions	(544,049)	(161,065)	(95,202)	(163,240)	(23,635)	—	(987,191)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$1,960,696	$1,175,429	$255,941	$410,422	$176,729	$129,286	$4,108,503

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$4,230	$4,763	$(9,022)	$15,466	$5,349	$46,760	$67,546

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2015, of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

Nine Months Ended September 30, 2015
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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 were as follows:

Type of Investment	Fair Value at September 30, 2015 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,069,299	Market Comparables	Market Yield (%)	7.0% – 15.3%	9.7%
			EBITDA Multiples (x)	5.8x – 6.3x	6.0x
	551,396	Market Quotes	Indicative Dealer Quotes	54.4% – 101.0%	90.8%
	26,788	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	644,540	Market Comparables	Market Yield (%)	8.8% – 15.5%	12.4%
	426,383	Market Quotes	Indicative Dealer Quotes	10.7% – 101.0%	93.1%
Senior Secured Bonds	54,543	Market Comparables	Market Yield (%)	10.8% – 15.3%	11.3%
	187,656	Market Quotes	Indicative Dealer Quotes	45.0% – 97.0%	79.6%
Subordinated Debt	133,297	Market Comparables	Market Yield (%)	8.5% – 13.3%	11.7%
	7,320	Other(2)	Other(2)	N/A	N/A
	235,181	Market Quotes	Indicative Dealer Quotes	41.0% – 104.5%	84.1%
Collateralized Securities	75,307	Market Comparables	Market Yield (%)	12.2% – 12.2%	12.2%
	46,627	Market Quotes	Indicative Dealer Quotes	59.0% – 93.2%	76.7%
Equity/Other	197,403	Market Comparables	EBITDA Multiples (x)	5.3x – 12.0x	8.7x
			Production Multiples (Mboe/d)	$62,500.0 – $67,500.0	$65,000.0
			Proved Reserves Multiples (Mmboe)	$9.5 – $12.0	$10.5
			PV-10 Multiples (x)	1.5x – 1.6x	1.6x
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% – 57.0%	47.1%
	9,192	Other(2)	Other(2)	N/A	N/A

Total	$4,664,932

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on various factors.

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien:	$1,413,100	Market Comparables	Market Yield (%)	4.8% – 12.3%	8.9%
	88,130	Other(2)	Other	N/A	N/A
	720,607	Market Quotes	Indicative Dealer Quotes	78.8% – 102.3%	96.0%
	125,068	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	427,476	Market Comparables	Market Yield (%)	8.5% – 12.0%	10.5%
	573,837	Market Quotes	Indicative Dealer Quotes	71.6% – 102.5%	96.4%
Senior Secured Bonds	36,648	Market Comparables	Market Yield (%)	10.5% – 11.0%	10.8%
	212,263	Market Quotes	Indicative Dealer Quotes	34.0% – 102.3%	86.2%
Subordinated Debt	169,295	Market Comparables	Market Yield (%)	8.8% – 13.0%	10.8%
	312	Other	Other	N/A	N/A
	252,076	Market Quotes	Indicative Dealer Quotes	41.5% – 116.3%	89.1%
Collateralized Securities	91,745	Market Comparables	Market Yield (%)	11.3% – 11.3%	11.3%
	92,845	Market Quotes	Indicative Dealer Quotes	67.0% – 97.5%	86.9%
Equity/Other	174,209	Market Comparables	EBITDA Multiples (x)	5.0x – 12.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 – $70,256.0	$52,330.5
			Proved Reserves Multiples (Mmboe)	$10.5 – $12.0	$11.3
			PV-10 Multiples (x)	1.7x – 1.8x	1.7x
		Option Valuation Model	Volatility (%)	37.5% – 55.5%	47.1%
	6,322	Market Quotes	Indicative Dealer Quotes	$13.8 – $132.7	$94.5
	8,857	Cost	Cost	$1.00 – $1.00	$1.00

Total	$4,392,790

Credit Default Swaps	$(30,048)	Market Quotes	Indicative Dealer Quotes	(81.9%) – (80.2%)	(81.2)%

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

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2014 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$374,506	$25,494	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$182,494	$17,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$220,300	$29,700	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$233,200	$16,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $1,966,256 and 2.88%, respectively. As of September 30, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.83%.

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

As of September 30, 2015 and December 31, 2014, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of September 30, 2015 and December 31, 2014, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $2,085 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of September 30, 2015 and December 31, 2014, the fair value of assets held by Lehigh River was $1,173,290 and $1,189,438, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of September 30, 2015 and December 31, 2014, the fair value of assets held by Cobbs Creek was $335,344 and $392,225.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of September 30, 2015, $45 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$4,568	$4,568	$13,555	$13,555
Amortization of deferred financing costs	9	9	29	29

Total interest expense	$4,577	$4,577	$13,584	$13,584

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$13,555	$13,555
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. As of September 30, 2015 and December 31, 2014, Notes in an aggregate principal amount of $645,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $374,506 and $75,400, respectively. Schuylkill River intends to enter into additional repurchase transactions under the Goldman facility with respect to the remaining $44,300 in principal amount of Notes (assuming Green Creek issues the maximum amount of Notes).

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

As of September 30, 2015 and December 31, 2014, Notes in an aggregate principal amount of $645,700 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $374,506 and $75,400, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of September 30, 2015 and December 31, 2014, Schuylkill River’s liability under the Goldman facility was $374,506 and $75,400, respectively, plus $1,387 and $89, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of September 30, 2015 and December 31, 2014, the fair value of assets held by Green Creek was $680,459 and $453,678, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of September 30, 2015, $1,749 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$2,836	$6,965
Amortization of deferred financing costs	136	395

Total interest expense	$2,972	$7,360

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$5,667
Average borrowings under the facility	$290,439
Effective interest rate on borrowings	2.96%
Weighted average interest rate	3.16%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

Amounts outstanding under the Goldman facility are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

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

Beginning on June 24, 2013 through March 26, 2015, Cooper River was subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Cooper River facility had not been borrowed. Such non-usage fee did not apply from March 27, 2015 through the date the Cooper River facility was amended and restated. Under the amended and restated Cooper River Facility, Cooper River will pay a commitment fee of 0.75% per annum of the aggregate principal amount available under the Cooper River facility that has not been borrowed. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

As of September 30, 2015 and December 31, 2014, $182,494 and $170,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of September 30, 2015, $2,229 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$1,114	$857	$2,981	$2,558
Non-usage fees	55	38	136	112
Amortization of deferred financing costs	138	131	831	388

Total interest expense	$1,307	$1,026	$3,948	$3,058

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$2,898	$2,680
Average borrowings under the facility	$170,758	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	2.60%	2.06%
Weighted average interest rate (including the effect of non-usage fees)	2.41%	2.07%

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

As of September 30, 2015 and December 31, 2014, $220,300 and $185,000, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $2,315 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$1,348	$658	$3,838	$916
Non-usage fees	168	638	608	726
Amortization of deferred financing costs	172	164	510	400

Total interest expense	$1,688	$1,460	$4,956	$2,042

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$4,296	$381
Average borrowings under the facility	$191,121	$103,760
Effective interest rate on borrowings (including the effect of non-usage fees)	2.77%	4.61%
Weighted average interest rate (including the effect of non-usage fees)	3.07%	4.49%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

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

As of September 30, 2015 and December 31, 2014, $249,500 and $249,500, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $2,994 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $1,955 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$1,940	$1,270	$5,709	$1,580
Non-usage and make-whole fees(1)	—	(199)	—	562
Amortization of deferred financing costs	206	124	583	297

Total interest expense	$2,146	$1,195	$6,292	$2,439

(1)	The Darby Creek facility was subject to a make whole fee for the three months ended June 30, 2014 and, accordingly, Darby Creek accrued such fee. Due to increased usage of the facility during the three months ended September 30, 2014, the facility was no longer subject to such fee and, as a result, the accrual of the make whole fee was reversed during the period.

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$5,582	$—
Average borrowings under the facility	$249,500	$140,707
Effective interest rate on borrowings (including the effect of non-usage and administration fees)	3.03%	2.86%
Weighted average interest rate (including the effect of non-usage and administration fees)	3.02%	3.73%

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

As of September 30, 2015, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.45% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

As of September 30, 2015 and December 31, 2014, $233,200 and $230,800, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,335 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2015, $386 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2015 and 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct interest expense	$1,032	$748	$3,111	$961
Amortization of deferred financing costs	157	181	507	256

Total interest expense	$1,189	$929	$3,618	$1,217

For the nine months ended September 30, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest expense(1)	$3,129	$—
Average borrowings under the facility	$232,057	$144,829
Effective interest rate on borrowings	1.73%	1.77%
Weighted average interest rate	1.77%	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

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

As of September 30, 2015 and December 31, 2014, $300,000 and $180,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of September 30, 2015, $292 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2015, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Direct interest expense	$2,137	$5,927
Amortization of deferred financing costs	19	55

Total interest expense	$2,156	$5,982

For the nine months ended September 30, 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

Nine Months Ended September 30, 2015
Cash paid for interest expense(1)	$4,591
Average borrowings under the facility	$282,381
Effective interest rate on borrowings	2.79%
Weighted average interest rate	2.77%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

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

The Company had certain credit default swap contracts outstanding during the nine months ended September 30, 2015 and the year ended December 31, 2014. As of September 30, 2015, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the nine months ended September 30, 2015 was as follows:

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

See Note 7 for a summary of credit default swap activity for the nine months ended September 30, 2015.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.39
Results of operations(2)
Net investment income	0.71	0.80
Net realized and unrealized appreciation (depreciation) on investments, credit default swaps and gain/loss on foreign currency	(0.53)	(0.17)

Net increase (decrease) in net assets resulting from operations	0.18	0.63

Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.69)
Distributions from net realized gain on investments	—	(0.05)

Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.74)

Capital share transactions
Issuance of common stock(4)	0.01	0.03
Repurchases of common stock(5)	—	—
Offering costs(2)	—	(0.01)

Net increase (decrease) in net assets resulting from capital share transactions	0.01	0.02

Net asset value, end of period	$8.92	$9.30

Shares outstanding, end of period	320,753,301	313,037,127

Total return(6)	2.04%	6.92%

Ratio/Supplemental Data:
Net assets, end of period	$2,860,656	$2,911,790

Ratio of net investment income to average net assets(7)	7.70%	8.43%

Ratio of total operating expenses to average net assets(7)	6.39%	5.43%
Ratio of waived expenses to average net assets(7)	(0.24)%	—

Ratio of net operating expenses and excise taxes to average net assets(7)	6.15%	5.43%

Portfolio turnover(8)	23.77%	43.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,110,000	$1,641,194

Asset coverage per unit(9)	2.36	2.75

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)	Year Ended December 31, 2014
Ratio of accrued capital gains incentive fees to average net assets	—	(0.32)%
Ratio of subordinated income incentive fees to average net assets	1.93%	1.16%
Ratio of interest expense to average net assets	1.56%	1.16%
Ratio of excise taxes to average net assets	—	0.04%

(8)	Portfolio turnover for the nine months ended September 30, 2015 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS Investment Corporation II.

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

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, GDFM or any of their affiliates;

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity, the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, oversees the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, no amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2015 and for the Year Ended December 31, 2014

During the nine months ended September 30, 2015, we made investments in portfolio companies totaling $1,495,649. During the same period, we sold investments for proceeds of $642,715 and received principal repayments of $451,386. As of September 30, 2015, our investment portfolio, with a total fair value of $4,664,961 (57% in first lien senior secured loans, 23% in second lien senior secured loans, 5% in senior secured bonds, 8% in subordinated debt, 3% in collateralized securities and 4% in equity/other), consisted of interests in 169 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $188.6 million. As of September 30, 2015, the debt investments in our portfolio were purchased at a weighted average price of 97.8% of par and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our investment portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.7% based upon the amortized costs of our investments.

During the year ended December 31, 2014, we made investments in portfolio companies totaling $3,382,134. During the same period, we sold investments for proceeds of $951,935 and received principal repayments of $673,165. As of December 31, 2014, our investment portfolio, with a total fair value of $4,396,228 (53% in first lien senior secured loans, 23% in second lien senior secured loans, 6% in senior secured bonds, 10% in subordinated debt, 4% in collateralized securities and 4% in equity/other), consisted of interests in 200 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $181.7 million. As of December 31, 2014, the debt investments in our portfolio were purchased at a weighted average price of 97.8% of par and our estimated gross portfolio yield, prior to leverage, was 9.6% based upon the amortized cost of our investments.

Based on our regular monthly cash distribution rate of $0.06283 per share as of September 30, 2015 and December 31, 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of September 30, 2015 and December 31, 2014 was 7.11%. Based on our regular monthly cash distribution rate of $0.06283 per share as of September 30, 2015 and December 31, 2014 and our distribution reinvestment price of $9.30 as of September 30, 2015 and $9.50 as of December 31, 2014, the annualized distribution rate to stockholders as of September 30, 2015 and December 31, 2014 was 8.11% and 7.94%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2015:

Net Investment Activity	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Purchases	$379,086	$1,495,649
Sales and Redemptions	(262,404)	(1,094,101)

Net Portfolio Activity	$116,682	$401,548

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$191,138	50%	$904,557	60%
Senior Secured Loans—Second Lien	93,661	25%	291,610	19%
Senior Secured Bonds	24,466	7%	68,715	5%
Subordinated Debt	58,089	15%	202,420	14%
Collateralized Securities	—	—	239	0%
Equity/Other	11,732	3%	28,108	2%

Total	$379,086	100%	$1,495,649	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,706,717	$2,647,483	57%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,127,483	1,070,923	23%	1,019,318	1,001,313	23%
Senior Secured Bonds	295,343	242,199	5%	283,454	248,911	6%
Subordinated Debt	425,070	375,798	8%	431,441	421,683	10%
Collateralized Securities	120,199	121,934	3%	172,068	184,590	4%
Equity/Other	157,130	206,624	4%	142,819	192,826	4%

	$4,831,942	$4,664,961	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Number of Portfolio Companies	169	200
% Variable Rate (based on fair value)	79.2%	76.8%
% Fixed Rate (based on fair value)	16.4%	18.8%
% Income Producing Equity/Other Investments (based on fair value)	0.6%	0.3%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.8%	4.1%
Average Annual EBITDA of Portfolio Companies	$188,600	$181,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.8%	97.8%
% of Investments on Non-Accrual (based on fair value)	—	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	9.9%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2015:

New Direct Originations	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Total Commitments (including unfunded commitments)	$259,704	$1,247,505
Exited Investments (including partial paydowns)	(38,741)	(424,742)

Net Direct Originations	$220,963	$822,763

New Direct Originations by Asset Class (including unfunded commitments)	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$121,614	47%	$854,057	69%
Senior Secured Loans—Second Lien	94,410	36%	328,836	26%
Senior Secured Bonds	5,313	2%	5,313	0%
Subordinated Debt	26,874	10%	31,997	3%
Collateralized Securities	—	—	—	—
Equity/Other	11,493	5%	27,302	2%

Total	$259,704	100%	$1,247,505	100%

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Average New Direct Origination Commitment Amount	$17,314	$36,691
Weighted Average Maturity for New Direct Originations	11/18/21	10/18/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	9.2%	9.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	9.6%	10.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.1%	11.3%

The following table presents certain selected information regarding our direct originations as of September 30, 2015 and December 31, 2014:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2015	December 31, 2014
Number of Portfolio Companies	62	44
Average Annual EBITDA of Portfolio Companies	$75,600	$52,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.5%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,424,541	73%	$2,722,339	62%
Opportunistic	738,512	16%	903,455	21%
Broadly Syndicated/Other	501,908	11%	770,434	17%

Total	$4,664,961	100%	$4,396,228	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$228,286	5%	$177,900	4%
Capital Goods	446,169	10%	383,827	9%
Commercial & Professional Services	355,174	8%	274,316	6%
Consumer Durables & Apparel	320,479	7%	266,710	6%
Consumer Services	503,846	11%	733,804	17%
Diversified Financials	260,702	6%	288,250	7%
Energy	723,749	15%	601,604	14%
Food & Staples Retailing	8,510	0%	12,585	0%
Food, Beverage & Tobacco	5,856	0%	9,365	0%
Health Care Equipment & Services	69,491	1%	80,589	2%
Household & Personal Products	—	—	3,126	0%
Insurance	84,548	2%	98,174	2%
Materials	346,370	7%	269,531	6%
Media	112,632	2%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	5,757	0%	62,970	1%
Real Estate	1,715	0%	—	—
Retailing	123,591	3%	112,094	3%
Semiconductors & Semiconductor Equipment	15,689	0%	—	—
Software & Services	495,296	11%	328,443	8%
Technology Hardware & Equipment	257,428	5%	230,554	5%
Telecommunication Services	173,034	4%	229,690	5%
Transportation	126,639	3%	101,343	2%

Total	$4,664,961	100%	$4,396,228	100%

As of September 30, 2015, except for Allen Systems Group, Inc., in which we held a senior secured loan and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which may require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2015, we had fifteen senior secured loan investments with aggregate unfunded commitments of $210,988, one senior secured bond investment with an unfunded commitment of $3,638 and one unfunded commitment to purchase up to $550 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2015 and audited consolidated schedule of investments as of December 31, 2014.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$176,378	4%	$284,924	7%
2	3,632,977	78%	3,608,887	82%
3	843,676	18%	485,443	11%
4	10,804	0%	10,528	0%
5	1,126	0%	6,446	0%

Total	$4,664,961	100%	$4,396,228	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

We generated investment income of $122,227 and $102,219 for the three months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $116,171 and $95,905 of cash income earned as well as $6,056 and $6,314 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2015 and 2014, we generated $117,764 and $89,295, respectively, of interest income, which represented 96.3% and 87.4%, respectively, of total investment income. The increase in interest income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated investments within our investment portfolio during the twelve month period ended September 30, 2015. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended September 30, 2015 and 2014, we generated $4,463 and $12,924, respectively, of fee income, which represented 3.7% and 12.6%, respectively, of total investment income. The decrease in fee income was primarily due to reduced repayment and new direct origination activity during the three months ended September 30, 2015. Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees, and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses

Our net operating expenses were $57,822 and $40,954 for the three months ended September 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $22,213 and $21,780, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,174 and $0, for the three months ended September 30, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $992 and $1,092 for the three months ended September 30, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2015 and 2014, we accrued a subordinated incentive fee on income of $16,102 and $8,419, respectively. During the three months ended September 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and reversed capital gains incentive fees of $1,861, respectively, based upon the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $16,035 and $9,187 for the three months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the three months ended September 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $402 and $187, respectively, and fees and expenses incurred with our stock transfer agent totaled $464 and $729, respectively. Fees for our board of directors were $324 and $180 for the three months ended September 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $1,290 and $1,241 for the three months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Three Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$110	$111
Compensation of our chief compliance officer(1)	—	30
Legal fees	205	308
Printing fees	428	308
Other	547	484

Total	$1,290	$1,241

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the three months ended September 30, 2015 and 2014, the ratio of our net expenses to our average net assets was 1.98% and 1.39%, respectively. During the three months ended September 30, 2015 and 2014, the ratio of our net expenses to average net assets included $16,035 and $9,187, respectively, related to interest expense and $16,102 and $6,558, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.88% and 0.86% for the three months ended September 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $64,405 ($0.20 per share) and $61,265 ($0.20 per share) for the three months ended September 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to the increases in revenues from interest income offset by increases in expenses during the three months ended September 30, 2015, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $185,797 and $76,607, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $4,565, due primarily to the sale of one of our subordinated debt investments. During the three months ended September 30, 2015, we also realized net losses of $7 from settlements on foreign currency transactions. We sold investments and received principal repayments of $83,099 and $184,059, respectively, during the three months ended September 30, 2014, from which we realized a net loss of $2,005. During the three months ended September 30, 2014, we realized a net gain of $2,401 on our credit default swaps. During the three months ended September 30, 2014, we also realized a net loss of $43 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(122,439) and the net change in unrealized gain (loss) on foreign currency was $(113). For the three months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(6,987), the net change in unrealized appreciation (depreciation) on our credit default swaps was $(2,652) and the net change in unrealized gain (loss) on foreign currency was $5.

The net change in unrealized depreciation during the three months ended September 30, 2015 was due primarily to unrealized depreciation in one of our senior secured bond investments and one of our warrant investments, as well as unrealized depreciation across the energy investments in our portfolio due primarily to market volatility. In addition, increased financial market volatility during the three months ended September 30, 2015 generally contributed to weaker secondary prices and wider clearing yields across the corporate credit markets, which in turn contributed to unrealized depreciation across our debt investments. This unrealized depreciation was partially offset by appreciation in our equity investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(62,719) ($(0.20) per share) and $51,984 ($0.17 per share), respectively.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenues

We generated investment income of $405,797 and $282,800 for the nine months ended September 30, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $386,886 and $265,714 of cash income earned as well as $18,911 and $17,086 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2015 and 2014, we generated $354,810 and $237,945, respectively, of interest income, which represented 87.5% and 84.1%, respectively, of total investment income. The increase in investment income was due primarily to the growth of our investment portfolio and the increase in the number of directly originated investments within our investment portfolio during the twelve month period ended September 30, 2015. The level of interest income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the nine months ended September 30, 2015 and 2014, we generated $45,183 and $44,329, respectively, of fee income, which represented 11.1% and 15.7%, respectively, of total investment income. Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees, and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

During the nine months ended September 30, 2015 and 2014, we generated $5,804 and $526, respectively, of dividend income, which represented 1.4% and 0.2%, respectively, of total investment income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2015.

Expenses

Our net operating expenses were $180,168 and $121,282 for the nine months ended September 30, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $67,651 and $59,270, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $7,176 and $0, for the nine months ended September 30, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $3,208 and $3,682 for the nine months ended September 30, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2015 and 2014, we accrued a subordinated incentive fee on income of $56,410 and $18,098, respectively. During the nine months ended September 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $10,460, respectively, based upon the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $45,740 and $22,340 for the nine months ended September 30, 2015 and 2014, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,258 and $854, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,482 and $2,429, respectively. Fees for our board of directors were $736 and $638 for the nine months ended September 30, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $3,683 and $3,511 for the nine months ended September 30, 2015 and 2014, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2015	2014
Expenses associated with our independent audit and related fees	$329	$341
Compensation of our chief compliance officer(1)	30	90
Legal fees	606	705
Printing fees	975	832
Other	1,743	1,543

Total	$3,683	$3,511

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the nine months ended September 30, 2015 and 2014, the ratio of our net expenses to our average net assets was 6.15% and 4.26%, respectively. During the nine months ended September 30, 2015 and 2014, the ratio of our net expenses to average net assets included $45,740 and $22,340, respectively, related to interest expense and $56,410 and $28,558, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 2.66% and 2.47% for the nine months ended September 30, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $225,629 ($0.71 per share) and $161,518 ($0.54 per share) for the nine months ended September 30, 2015 and 2014, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in revenues from interest and dividend income during the nine months ended September 30, 2015, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $642,715 and $451,386, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $16,261. During the nine months ended September 30, 2015, we also realized net losses of $19,588 and $301, respectively, on our credit default swaps and from settlements on foreign currency. We sold investments and received principal repayments of $404,728 and $582,463, respectively, during the nine months ended September 30, 2014, from which we realized a net loss of $2,215. During the nine months ended September 30, 2014, we realized a net gain of $2,401 on our credit default swaps and realized a net loss of $37 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(153,403), the net change in unrealized gain (loss) on foreign currency was $7 and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. For the nine months ended September 30, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $54,820, the net change in unrealized appreciation (depreciation) on our credit default swaps was $(2,652) and the net change in unrealized gain (loss) on foreign currency was $(5). The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2015, was primarily driven by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) on our credit default swaps was due to the closing of our credit default swap contracts.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2015 and 2014, the net increase in net assets resulting from operations was $55,509 ($0.18 per share) and $213,830 ($0.72 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2015, we had $283,883 in cash, which we held in a custodial account, and $90,000 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2015, we had sixteen debt investments with aggregate unfunded commitments of $214,626, and one equity investment with an unfunded commitment of $550. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the nine months ended September 30, 2015 was $95,418, for which we issued 10,178,097 shares of common stock. During the period from October 1, 2015 to November 2, 2015, we issued 1,173,479 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $9.10 for gross proceeds of $10,682.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.45	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.54	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.64	$6,194
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.50	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.45	$8,368
June 30, 2015	July 1, 2015	997,845	100%	$9.45	$9,430

On October 1, 2015, we repurchased 1,619,728 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $9.10 per share for aggregate consideration totaling $14,740.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

The following table presents a summary of information with respect to our outstanding financing arrangements as of September 30, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$374,506	$25,494	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$182,494	$17,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$220,300	$29,700	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$249,500	$500	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$233,200	$16,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2015 were $1,966,256 and 2.88%, respectively. As of September 30, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.83%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute as dividends to our stockholders. In order to qualify for and maintain RIC tax treatment, we must, among other things, distribute to our stockholders each tax year dividends of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for dividends paid each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of the tax year or the due date of the tax return, including extensions, distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC status each tax year. We are also generally subject to nondeductible U.S. federal excise taxes on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary taxable income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains over capital losses for the one-year period ending October 31 of that calendar year (adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2015 and 2014:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2014
March 31, 2014	$0.1740	$49,274
June 30, 2014	$0.1885	$57,604
September 30, 2014	$0.1885	$58,086
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
September 30, 2015	$0.1885	$60,023

On August 6, 2015 and November 12, 2015, our board of directors declared regular monthly cash distributions for October 2015 through December 2015 and January 2016 through March 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan for our stockholders. As a result, if we make a cash distribution, our stockholders will receive the distribution in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the distribution reinvestment plan.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 and represented a return of capital.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the nine months ended September 30, 2015 and 2014 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	178,767	100%	149,469	91%
Short-term capital gains proceeds from the sale of assets	—	—	14,999	9%
Long-term capital gains proceeds from the sale of assets	—	—	496	0%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$178,767	100%	$164,964	100%

(1)	During the nine months ended September 30, 2015 and 2014, 95.3% and 93.9%, respectively, of our gross investment income was attributable to cash income earned, 2.6% and 3.5%, respectively, was attributable to non-cash accretion of discount and 2.1% and 2.6%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2015 and 2014 was $192,192 and $172,386, respectively. As of September 30, 2015 and December 31, 2014, we had $54,821 and $22,272, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2015 and 2014.

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

Our investments as of September 30, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Forty-eight senior secured loan investments, two senior secured bond investments, six subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by the same independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of September 30, 2015. Two senior secured loan investments, which were newly-issued and purchased near September 30, 2015, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Revenue Recognition

Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2015 and 2014, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2015 and 2014.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$374,506	$374,506	—	—	—
Cooper River Credit Facility(3)	$182,494	—	—	$182,494	—
Wissahickon Creek Credit Facility(4)	$220,300	—	—	$220,300	—
Darby Creek Credit Facility(5)	$249,500	—	$249,500	—	—
Dunning Creek Credit Facility(6)	$233,200	$233,200	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—

(1)	At September 30, 2015, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At September 30, 2015, $25,494 remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At September 30, 2015, $17,506 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At September 30, 2015, $29,700 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At September 30, 2015, $500 remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At September 30, 2015, $16,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

(7)	At September 30, 2015, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Early application by public entities is permitted. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the three and nine months ended September 30, 2015 and 2014:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2015	2014	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,213	$21,780	$67,651	$59,270
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(1,861)	$—	$10,460
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$16,102	$8,419	$56,410	$18,098
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$992	$1,092	$3,208	$3,682
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$—	$1,087
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it is entitled under the investment advisory agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the three and nine months ended September 30, 2015 is net of waivers of $3,174 and $7,176, respectively. During the nine months ended September 30, 2015 and 2014, $68,507 and $52,503, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2015, $22,213 in base management fees were payable to FSIC II Advisor.

(2)	During the nine months ended September 30, 2015 and 2014, we accrued capital gains incentive fees of $0 and $10,460, respectively, based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 to our unaudited consolidated financial statements included herein for a discussion of the methodology employed by us in calculating the capital gains incentive fee. We did not pay any capital gains incentive fees to FSIC II Advisor during the nine months ended September 30, 2015. As of September 30, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the nine months ended September 30, 2015 and 2014, $55,642 and $9,679, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2015, a subordinated incentive fee on income of $16,102 was payable to FSIC II Advisor.

(4)	During the nine months ended September 30, 2015 and 2014, $3,030 and $3,338, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $3,488 and $2,639, in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2015 and 2014, respectively.

(5)	During the nine months ended September 30, 2015 and 2014, we incurred offering costs of $0 and $1,686, respectively, of which $0 and $1,087, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing our common stock.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FSIC II Advisor and FS2, as well as our other related party transactions and relationships, including our potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement agreement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 79.2% of our portfolio investments (based on fair value) paid variable interest rates, 16.4% paid fixed interest rates, 3.8% were non-income producing equity or other investments and the remaining 0.6% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under, the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 35 basis points	$(351)	$(4,934)	$4,583	1.1%
No change	—	—	—	—
Up 100 basis points	9,860	14,096	(4,236)	(1.0)%
Up 300 basis points	83,978	42,288	41,690	10.2%
Up 500 basis points	160,061	70,480	89,581	21.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015	997,845	$9.45	997,845	(1)
August 1 to August 31, 2015	—	—	—	—
September 1 to September 30, 2015	—	—	—	—

Total	997,845	$9.45	997,845	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Dealer Manager Agreement, dated as of February 8, 2012, by and among the Company, FSIC II Advisor, LLC and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Form of Follow-On Dealer Manager Agreement. (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.5	Form of Selected Dealer Agreement. (Included as Appendix A to the Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.6	Form of Follow-On Selected Dealer Agreement. (Included as Exhibit A to the Form of Follow-On Dealer Manager Agreement). (Incorporated by reference to Exhibit (h)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-184474) filed on May 10, 2013.)

10.7	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.8	Escrow Agreement, dated as of January 23, 2012, by and among the Company, UMB Bank, N.A. and FS2 Capital Partners, LLC. (Incorporated by reference to Exhibit (k) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.9	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of July 2, 2012, by and between Del River LLC (formerly known as IC-II Investments LLC) and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.10	Confirmation Letter Agreement, dated as of July 2, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.11	Amended and Restated Confirmation Letter Agreement, dated as of September 12, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2012.)

10.12	Amended and Restated Confirmation Letter Agreement, dated as of September 27, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2012.)

10.13	Amended and Restated Confirmation Letter Agreement, dated as of November 15, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2012.)

10.14	Amended and Restated Confirmation Letter Agreement, dated as of December 13, 2012, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2012.)

10.15	Investment Management Agreement, dated as of July 2, 2012, by and between the Company and Del River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2012.)

10.16	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.17	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.18	Indenture, dated as of October 26, 2012, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.19	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.20	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.21	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.22	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.23	TBMA/ISMA 2000 Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Confirmation thereto, each dated as of October 26, 2012. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.24	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.25	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of February 6, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.26	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.27	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.28	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.29	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.30	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.31	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.32	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.33	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and between Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.34	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.35	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.36	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.37	Amended and Restated Sales and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.38	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.39	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.40	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.41	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.42	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.43	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.44	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.45	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.46	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.47	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.48	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.49	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.50	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.51	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.52	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.53	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.54	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.55	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.56	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.57	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.58	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.59	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.60	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.61	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.62	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2015.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL LAWSON
Michael Lawson
Chief Financial Officer
(Principal Financial and Accounting Officer)