Form 10-K
period 2015-12-31
FS Investment Corp II
filed 2016-03-25
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. Since the registrant closed its public offering it has continued to issue shares pursuant to it’s distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.30 per share.

There were 323,527,961 shares of the registrant’s common stock outstanding as of March 1, 2016.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2015

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, we had total assets of approximately $4.8 billion.

We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions for our portfolio. FSIC II Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $79.1 billion in assets under management as of December 31, 2015.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,904,545. During the same period, we sold investments for proceeds of $872,333 and received principal repayments of $590,278. As of December 31, 2015, our investment portfolio, with a total fair value of $4,532,875 (62% in first lien senior secured loans, 20% in second lien senior secured loans, 4% in senior secured bonds, 7% in subordinated debt, 2% in collateralized securities and 5% in equity/other), consisted of interests in 165 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $168.7 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.0% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.6% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return was (1.94)%.

Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2015 and 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2015 and 2014 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2015 and 2014 and our distribution reinvestment price of $8.90 as of December 31, 2015 and $9.50 as of December 31, 2014, the annualized distribution rate to stockholders as of December 31, 2015 and 2014 was 8.47% and 7.94%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. During the years ended December 31, 2015, 2014 and 2013, we repurchased 4,081,651, 1,735,154, and 259,669 shares at an average price per share of $9.318, $9.604 and $9.424, respectively, for aggregate consideration totaling $38,034, $16,665 and $2,447, respectively. On January 4, 2016, we repurchased 1,779,357 shares at $8.550 per share for aggregate consideration totaling $15,214.

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

Under our share repurchase program, we intend to offer to repurchase shares of common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price of shares of common stock issued under our distribution reinvestment plan is determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

Distributions

Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.7622	$114,307
2014	0.7395	223,554
2015	0.7540	239,145

On November 12, 2015 and March 23, 2016, our board of directors declared regular monthly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

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

About FSIC II Advisor

FSIC II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P., or Franklin Square Holdings, a national sponsor of alternative investment funds designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are registered investment advisers that manage Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC II Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,149,663
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$3,499,419
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,058,486
FS Investment Corporation IV(2)	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$200
FS Global Credit Opportunities Fund(3)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,303,793

(1)	As of December 31, 2015.
(2)	FS Investment Corporation IV commenced investment operations on January 6, 2016 upon meeting its minimum offering requirement of raising gross proceeds of at least $1.0 million in its continuous public offering from persons who were not affiliated with FS Investment Corporation IV or its investment adviser, FSIC IV Advisor, LLC.
(3)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC II Advisor since its inception. In 2007, he co-founded Franklin Square Holdings with the goal of delivering alternative investment solutions, advised by what Franklin Square Holdings believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC II Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC and FS Investment Corporation IV and as chairman and chief executive officer of FS Investment Corporation.

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

All investment decisions require the unanimous approval of FSIC II Advisor’s investment committee, which is currently comprised of Mr. Forman, Gerald F. Stahlecker, Zachary Klehr and Sean Coleman. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, annually reviews our investment advisory and administrative services agreement, by and between us and FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement that FSIC II Advisor has entered into with GDFM to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.

About GDFM

From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor has engaged GDFM to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation III and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2015, GSO and its affiliates, excluding Blackstone, managed approximately $79.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $336.4 billion as of December 31, 2015. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and such information should not be considered to be part of this annual report on Form 10-K.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

We believe that opportunities in senior secured and second lien secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates often offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equityholders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

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

Large Target Market

According to The U.S. Census Bureau, in its 2012 economic census, there were approximately 42,600 middle market companies in the United States with annual revenues between $50 million and $2.5 billion, compared with approximately 1,350 companies with revenues greater than $2.5 billion. These middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates and GDFM over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 7% of overall middle market loan volume in 2015, up slightly from 4% in 2014 and down from nearly 20% in 2011. We believe this trend of reduced middle market lending by financial institutions may continue as increased regulatory scrutiny as well as other regulatory changes may further reduce banks’ lending activities and may serve to further reduce the role banks play in providing capital to middle market companies.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 61.2% of the institutional investor base for broadly syndicated loans in 2015, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

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

Characteristics of and Risks Related to Investments in Private Companies

We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.

Investment Strategies

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategies.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

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

GDFM transaction sourcing capability

FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. Prior to April 1, 2015, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we typically receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold. With respect to any preferred or common equity investments, we expect to target an annual investment return of at least 15%.

Non-U.S. Securities

We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act.

Collateralized Loan Obligations

We may invest in CLOs, which are a form of securitization where payments from multiple loans are pooled together. Investors may purchase one or more tranches of a CLO and each tranche typically reflects a different level of seniority in payment from the CLO.

Other Securities

We may also invest from time to time in derivatives, including total return swaps and credit default swaps. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities.

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

Sources of Income

The primary means through which our stockholders will receive a return of value is through interest income, dividends and capital gains generated by our investments. In addition to these sources of income, we may receive fees paid by our portfolio companies, including one-time closing fees paid at the time each investment is made. Closing fees typically range from 1.0% to 2.0% of the purchase price of an investment. In addition, we may generate revenues in the form of non-recurring commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and performance-based fees.

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

Our Transaction Process

Sourcing

In order to source transactions, FSIC II Advisor seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC II Advisor seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM provides a significant pipeline of investment opportunities for us.

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

Credit Analysis/Due Diligence. Before undertaking an investment, the transaction teams from FSIC II Advisor and GDFM conduct a thorough due diligence review of the opportunity to ensure the company fits our investment strategies, which may include:

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

Typically, FSIC II Advisor and GDFM receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. FSIC II Advisor and GDFM use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects. GDFM may rely on brokers or other financial services firms that may help identify potential investments from time to time for assistance in monitoring those investments.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$291,690	6%	$284,924	7%
2	3,301,347	73%	3,608,887	82%
3	798,045	18%	485,443	11%
4	122,185	3%	10,528	0%
5	19,608	0%	6,446	0%

Total	$4,532,875	100%	$4,396,228	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC II Advisor and any other professionals or materials that our board of directors deems worthy and relevant, including GDFM, independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2015.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$191,494	$8,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$114,200	$135,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,989,137 and 2.94%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.90%.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategies. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

Code of Ethics

We and FSIC II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on November 12, 2014. Stockholders may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Stockholders may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our and FSIC II Advisor’s code of ethics is available on our website at www.franklinsquare.com and our code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

Securities Exchange Act and Sarbanes-Oxley Act Compliance

We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

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

Taxation as a RIC

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our RIC tax status, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year (as adjusted for certain ordinary losses) and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We generally will endeavor in each tax year to avoid any material U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each tax year;

•

derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

We invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC II Advisor, which manages and oversees our investment operations. In the future, FSIC II Advisor may retain additional investment personnel based upon its needs.

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

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including concerns regarding the Chinese economy, declines in commodity prices and increasing volatility, has led to, and may continue to lead to, decreased prices in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2015. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

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

A prolonged continuation of depressed oil and natural gas prices could negatively impact the energy and power industry and energy-related investments within our investment portfolio.

A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC II Advisor and GDFM. FSIC II Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC II Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC II Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC II Advisor.

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

In addition, the investment advisory and administrative services agreement that FSIC II Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC II Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC II Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC II Advisor or for FSIC II Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of FSIC II Advisor and GDFM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

If FSIC II Advisor or GDFM fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which they rely to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom FSIC II Advisor and GDFM have relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategies to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC II Advisor and GDFM to other types of investments in which FSIC II Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

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

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.

Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. The proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Although not required, we also elect to obtain an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

Risks Related to FSIC II Advisor, GDFM and their respective Affiliates

FSIC II Advisor, GDFM and their affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC II Advisor, and FSIC II Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.

FSIC II Advisor, GDFM and their respective affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to FSIC II Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets, and FSIC II Advisor shares a portion of these fees with GDFM pursuant to the investment sub-advisory agreement between FSIC II Advisor and GDFM. Because the incentive fee is based on the performance of our portfolio, FSIC II Advisor may be incentivized to make investments on our behalf, and GDFM may be incentivized to recommend investments for us to FSIC II Advisor, that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage FSIC II Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average value of our gross assets, which includes any borrowings for investment purposes, FSIC II Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities for the investment advisers to Franklin Square Holdings’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund and FS Investment Corporation III, FS Investment Corporation IV and Franklin Square Holdings’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategies. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Franklin Square Holdings. FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC II Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to Franklin Square Holdings’ four other affiliated BDCs and Franklin Square Holdings’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

The time and resources that individuals employed by FSIC II Advisor and GDFM devote to us may be diverted and we may face additional competition due to the fact that individuals employed by FSIC II Advisor and GDFM are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither FSIC II Advisor nor GDFM, or individuals employed by FSIC II Advisor or GDFM, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance. Affiliates of GDFM, whose primary businesses include the origination of investments, engage in investment advisory business with accounts that compete with us. Affiliates of GDFM have no obligation to make their originated investment opportunities available to GDFM or to us.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain our RIC tax treatment, we must make distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by FSIC II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of FSIC II Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by such company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against such company’s remaining assets, if any.

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

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

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

Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.

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

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

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

Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. An increase in interest rates would make it more expensive to use debt to finance our investments or to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.

We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.

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

•

The deferral of PIK interest may have a negative impact on liquidity, as it represents non-cash income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

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

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in shares of our common stock and may increase the risk of investing in shares of our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable for FSIC II Advisor.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.9 billion in total average assets, (ii) a weighted average cost of funds of 3.09%, (iii) $2.2 billion in debt outstanding (i.e., assumes that the full $2.2 billion available to us as of December 31, 2015 under our financing arrangements outstanding) and (iv) $2.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(20.59)%	(11.55)%	(2.50)%	6.54%	15.59%

Similarly, assuming (i) $4.9 billion in total average assets, (ii) a weighted average cost of funds of 3.09% and (iii) $2.2 billion in debt outstanding (i.e., assumes that the full $2.2 billion available to us as of December 31, 2015 under our financing arrangements outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.38% in order to cover the annual interest payments on our outstanding debt.

The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our special purpose financing subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for a more detailed discussion of the terms of our debt financing arrangements.

We are subject to risks associated with our debt securitization facilities.

On April 23, 2013, through our two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, we entered into an amendment, or the April 2013 amendment, to our debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, pursuant to which up to $550.0 million is available to us, or the JPM facility. In addition, on December 15, 2014, through two wholly-owned special-purpose subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, we entered into a debt financing arrangement with Goldman pursuant to which up to $400.0 million is available to us, or the Goldman facility.

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

As of December 31, 2015, Lehigh River had issued Class A Notes in an aggregate amount of $660.0 million (the maximum amount of Class A Notes permitted to be issued by Lehigh River under the Amended and Restated Indenture). The fair value of assets held by Lehigh River as of December 31, 2015 was approximately $1,150.6 million, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. The repurchase amount payable by Cobbs Creek to JPM under the JPM facility in respect of the issued Class A Notes is $550.0 million, plus applicable interest, and as of December 31, 2015, the fair value of assets held by Cobbs Creek was approximately $345.8 million. The market value of our equity assets in Lehigh River and Cobbs Creek may be significantly affected by a variety of factors, including changes in the market value of the assets held by Lehigh River and Cobbs Creek, changes in distributions on the assets held by Lehigh River and Cobbs Creek, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investments in Lehigh River and Cobbs Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

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

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business-Regulation-Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares.

The tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a tax year may not finally be determined until after the end of that tax year. We may make distributions during a tax year that exceed our investment company taxable income and net capital gains for that tax year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a stockholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital and will lower such stockholders’ tax basis in our shares, which may result in increased tax liability to stockholders when they sell such shares.

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

The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter are subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not interested persons as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

In order for us to qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•

The Annual Distribution Requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short term capital gains in excess of realized net long term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The 90% Income Test will be satisfied if we obtain at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

•

The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash.

Our portfolio investments may present special tax issues.

Investments in below-investment grade debt instruments and certain equity securities may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless debt in equity securities, how payments received on obligations in default should be allocated between principal and interest income, as well as whether exchanges of debt instruments in a bankruptcy or workout context are taxable. Such matters could cause us to recognize taxable income for U.S. federal income tax purposes, even in the absence of cash or economic gain, and require us to make taxable distributions to our stockholders to maintain our RIC status or preclude the imposition of either U.S. federal corporate income or excise taxation. Additionally, because such taxable income may not be matched by corresponding cash received by us, we may be required to borrow money or dispose of other investments to be able to make distributions to our stockholders. These and other issues will be considered by us, to the extent determined necessary, in order that we minimize the level of any U.S. federal income or excise tax that we would otherwise incur. See “Item 1. Business—Taxation as a RIC.”

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2016:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	323,527,961

As of March 1, 2016, we had 69,359 record holders of our common stock.

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

Under our share repurchase program, we intend to offer to repurchase shares of our common stock on each date of repurchase at a price equal to the price at which shares of common stock are issued pursuant to our distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under our distribution reinvestment plan will be determined by our board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of our common stock (as determined in good faith by our board of directors or a committee thereof, in its sole discretion) immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share of common stock as of such date. Our board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2015 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2015	1,619,728	$9.10	1,619,728	(1)
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	—	—	—	—

Total	1,619,728	$9.10	1,619,728	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

On January 4, 2016, we repurchased 1,779,357 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $8.550 per share for aggregate consideration totaling $15,214.

Distributions

Following the formal commencement of our investment operations, we declared our first distribution on June 20, 2012. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.7622	$114,307
2014	0.7395	223,554
2015	0.7540	239,145

On November 12, 2015 and March 23, 2016, our board of directors declared regular monthly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

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

Under our distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date. Any distributions reinvested under the plan will remain taxable to a U.S. stockholder.

For additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and for the period from July 13, 2011 (inception) to December 31, 2011 is derived from our consolidated financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,				Period from July 13, 2011 (Inception) to December 31, 2011(1)

	2015	2014	2013	2012
Statements of operations data:
Investment income	$529,462	$398,783	$167,693	$9,484	$—
Operating expenses
Total expenses	249,065	156,107	74,978	9,157	20
Less: Expense reimbursement from sponsor	—	—	—	(2,482)	—
Add: Expense recoupment to sponsor	—	—	2,041	—	—
Less: Management fee waiver	(10,252)	—	—	—	—

Net expenses	238,813	156,107	77,019	6,675	20

Net investment income (loss)	290,649	242,676	90,674	2,809	(20)
Total net realized and unrealized gain/loss on investments	(351,632)	(51,708)	40,200	17,596	—

Net increase (decrease) in net assets resulting from operations	$(60,983)	$190,968	$130,874	$20,405	$(20)

Per share data:
Net investment income (loss)—basic and diluted(2)	$0.92	$0.80	$0.62	$0.12	$(0.90)

Net increase (decrease) in net assets resulting from operations—basic and diluted(2)	$(0.19)	$0.63	$0.89	$0.85	$(0.90)

Distributions declared(3)	$0.75	$0.74	$0.76	$0.39	$—

Balance sheet data:
Total assets	$4,809,872	$4,726,571	$3,321,967	$709,325	$200

Credit facilities and repurchase agreements payable	$2,045,840	$1,641,194	$720,494	$117,500	$—

Total net assets	$2,690,412	$2,911,790	$2,390,985	$527,727	$200

Other data:
Total return(4)	(1.94)%	6.92%	10.81%	6.11%	—
Number of portfolio company investments at period end	165	200	179	88	—
Total portfolio investments for the period	$1,904,545	$3,382,134	$2,838,032	$681,503	$—
Proceeds from sales and prepayments of investments	$1,462,611	$1,625,100	$711,652	$204,248	$—

(1)	We formally commenced investment operations on June 18, 2012. Prior to such date, we had no operations except for matters relating to our organization and registration as a non-diversified, closed-end management investment company.

(2)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2015, 2014 and 2013 and the period from June 18, 2012 (commencement of operations) through December 31, 2012, respectively.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the period. The total return does not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Direct Originations: We intend to leverage our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

The senior secured loans, second lien secured loans, and senior secured bonds, in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s, or lower than “BBB-” by S&P. We also invest in non-rated debt securities.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FSIC II Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments. FSIC II Advisor is responsible for compensating our investment sub-adviser.

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

In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FSIC II Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains)

exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles, or GAAP, for investment companies.

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

During the year ended December 31, 2013, we accrued an expense recoupment payable to sponsor of $2,041, which we offset against the reimbursements due on our consolidated balance sheet as of December 31, 2012, and we made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2015 and 2014, no further amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Years Ended December 31, 2015 and 2014

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,904,545. During the same period, we sold investments for proceeds of $872,333 and received principal repayments of $590,278. As of December 31, 2015, our investment portfolio, with a total fair value of $4,532,875 (62% in first lien senior secured loans, 20% in second lien senior secured loans, 4% in senior secured bonds, 7% in subordinated debt, 2% in collateralized securities and 5% in equity/other), consisted of interests in 165 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $168.7 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.0% of par and our estimated gross portfolio yield, prior to leverage, was 9.6% based upon the amortized cost of our investments.

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

Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2015 and 2014 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2015 and 2014 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2015 and 2014 and our distribution reinvestment price of $8.90 as of December 31, 2015 and $9.50 as of December 31, 2014, the annualized distribution rate to stockholders as of December 31, 2015 and 2014 was 8.47% and 7.94%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2015 and 2014:

	For the Year Ended
Net Investment Activity	December 31, 2015	December 31, 2014
Purchases	$1,904,545	$3,382,134
Sales and Redemptions	(1,462,611)	(1,625,100)

Net Portfolio Activity	$441,934	$1,757,034

	For the Year Ended
	December 31, 2015		December 31, 2014
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,201,795	63%	$1,937,477	57%
Senior Secured Loans—Second Lien	321,670	17%	769,796	23%
Senior Secured Bonds	103,688	6%	189,249	6%
Subordinated Debt	231,386	12%	353,232	10%
Collateralized Securities	239	0%	13,226	0%
Equity/Other	45,767	2%	119,154	4%

Total	$1,904,545	100%	$3,382,134	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,916,090	$2,802,207	62%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,012,224	902,113	20%	1,019,318	1,001,313	23%
Senior Secured Bonds	244,558	181,200	4%	283,454	248,911	6%
Subordinated Debt	411,824	319,019	7%	431,441	421,683	10%
Collateralized Securities	118,590	113,383	2%	172,068	184,590	4%
Equity/Other	174,099	214,953	5%	142,819	192,826	4%

Total	$4,877,385	$4,532,875	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Number of Portfolio Companies	165	200
% Variable Rate (based on fair value)	79.5%	76.8%
% Fixed Rate (based on fair value)	15.7%	18.8%
% Income Producing Equity or Other Investments (based on fair value)	0.8%	0.3%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.0%	4.1%
Average Annual EBITDA of Portfolio Companies	$168,700	$181,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.0%	97.8%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.0%	9.9%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2015:

	For the Three Months Ended	For the Year Ended
New Direct Originations	December 31, 2015	December 31, 2015
Total Commitments (including unfunded commitments)	$391,778	$1,639,283
Exited Investments (including partial paydowns)	(178,755)	(603,497)

Net Direct Originations	$213,023	$1,035,786

	For the Three Months Ended		For the Year Ended
	December 31, 2015		December 31, 2015
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$284,984	73%	$1,139,041	69%
Senior Secured Loans—Second Lien	30,061	8%	358,897	22%
Senior Secured Bonds	39,799	10%	45,112	3%
Subordinated Debt	19,113	5%	51,110	3%
Collateralized Securities	—	—	—	—
Equity/Other	17,821	4%	45,123	3%

Total	$391,778	100%	$1,639,283	100%

	For the Three Months Ended	For the Year Ended
	December 31, 2015	December 31, 2015
Average New Direct Origination Commitment Amount	$27,984	$34,152
Weighted Average Maturity for New Direct Originations	6/29/21	12/17/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	10.6%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	11.1%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.8%	10.8%

The following table presents certain selected information regarding our direct originations as of December 31, 2015 and 2014:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2015	December 31, 2014
Number of Portfolio Companies	69	44
Average Annual EBITDA of Portfolio Companies	$70,300	$52,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.7x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.1%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,568,330	79%	$2,722,339	62%
Opportunistic	587,065	13%	903,455	21%
Broadly Syndicated/Other	377,480	8%	770,434	17%

Total	$4,532,875	100%	$4,396,228	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,923	5%	$177,900	4%
Capital Goods	474,141	11%	383,827	9%
Commercial & Professional Services	335,256	7%	274,316	6%
Consumer Durables & Apparel	351,431	8%	266,710	6%
Consumer Services	470,309	10%	733,804	17%
Diversified Financials	275,053	6%	288,250	7%
Energy	624,508	14%	601,604	14%
Food & Staples Retailing	7,566	0%	12,585	0%
Food, Beverage & Tobacco	4,310	0%	9,365	0%
Health Care Equipment & Services	98,425	2%	80,589	2%
Household & Personal Products	—	—	3,126	0%
Insurance	83,488	2%	98,174	2%
Materials	337,665	7%	269,531	6%
Media	102,906	2%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,659	0%	62,970	1%
Real Estate	1,707	0%	—	—
Retailing	113,654	3%	112,094	3%
Semiconductors & Semiconductor Equipment	15,397	0%	—	—
Software & Services	490,803	11%	328,443	8%
Technology Hardware & Equipment	234,989	5%	230,554	5%
Telecommunication Services	158,383	4%	229,690	5%
Transportation	115,302	3%	101,343	2%

Total	$4,532,875	100%	$4,396,228	100%

As of December 31, 2015, except for Allen Systems Group, Inc. and JW Aluminum Co., in which we held senior secured loans and equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. As of December 31, 2014, we had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt and equity investments, see our audited consolidated schedules of investments as of December 31, 2015 and 2014.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$291,690	6%	$284,924	7%
2	3,301,347	73%	3,608,887	82%
3	798,045	18%	485,443	11%
4	122,185	3%	10,528	0%
5	19,608	0%	6,446	0%

Total	$4,532,875	100%	$4,396,228	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

Revenues

We generated investment income of $529,462 and $398,783 for the years ended December 31, 2015 and 2014, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $501,746 and $375,911 of cash income earned as well as $27,716 and $22,872 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2015 and 2014, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the years ended December 31, 2015 and 2014, we generated $471,985 and $337,276, respectively, of interest income, which represented 89.1% and 84.6%, respectively, of total investment income. The increase in investment income is due primarily to the growth of our portfolio over the last year and the increase in the number of directly originated loans. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the years ended December 31, 2015 and 2014, we generated $50,693 and $60,540, respectively, of fee income, which represented 9.6% and 15.2%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

During the years ended December 31, 2015 and 2014, we generated $6,784 and $967, respectively, of dividend income, which represented 1.3% and 0.2%, respectively, of total investment income. The increase in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the year ended December 31, 2015.

Expenses

Our net operating expenses, together with excise taxes, were $238,813 and $156,107 for the years ended December 31, 2015 and 2014, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $89,182 and $82,325, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $10,252 and $0, for the years ended December 31, 2015 and 2014, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $3,917 and $4,607 for the years ended December 31, 2015 and 2014, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2015 and 2014, we accrued a subordinated incentive fee on income of $72,664 and $33,251, respectively. During the years ended December 31, 2015 and 2014, we did not accrue any capital gains incentive fees. During the year ended December 31, 2014, we reversed capital gains incentive fees of $9,234 based on the performance of our portfolio. No such fees are actually payable by us with respect to unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $61,747 and $33,496 for the years ended December 31, 2015 and 2014, respectively, in connection with our financing arrangements. For the years ended December 31, 2015 and 2014, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,305 and $1,798, respectively, and fees and expenses incurred with our stock transfer agent totaled $2,015 and $2,749, respectively. Fees for our board of directors were $1,011 and $939 for the years ended December 31, 2015 and 2014, respectively.

Our other general and administrative expenses totaled $5,087 and $4,949 for the years ended December 31, 2015 and 2014, respectively, and consisted of the following:

	Year Ended December 31,
	2015	2014
Expenses associated with our independent audit and related fees	$542	$572
Compensation of our chief compliance officer(1)	30	141
Legal fees	744	757
Printing fees	1,361	1,470
Other	2,410	2,009

Total	$5,087	$4,949

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the years ended December 31, 2015 and 2014, we accrued $1,885 and $1,227, respectively, for excise taxes.

During the years ended December 31, 2015 and 2014, the ratio of our net expenses, together with excise taxes, to our average net assets was 8.24% and 5.43%, respectively. During the years ended December 31, 2015 and 2014, the ratio of our net expenses to average net assets included $61,747 and $33,496, respectively, related to interest expense, $72,664 and $24,017, respectively, related to accruals and reversals of accruals of incentive fees and $1,885 and $1,227, respectively for excise taxes. Without such expenses, our ratio of net expenses to average net assets would have been 3.54% and 3.38% for the years ended December 31, 2015 and 2014, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $290,649 ($0.92 per share) and $242,676 ($0.80 per share) for the years ended December 31, 2015 and 2014, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in revenues from interest and dividend income during the year ended December 31, 2015, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $872,333 and $590,278, respectively, during the year ended December 31, 2015, from which we realized a net loss of $20,241. During the year ended December 31, 2015, we also realized net losses of $19,588 and $304, respectively, on our credit default swaps and from settlements on foreign currency. We sold investments and received principal repayments of $951,935 and $673,165, respectively, during the year ended December 31, 2014, from which we realized net gains of $2,931. During the year ended December 31, 2014, we realized a net gain of $7,535 on our credit default swaps and realized a net loss of $304 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(330,932), the net change in unrealized gain (loss) on foreign currency was $7, and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. For the year ended December 31, 2014, the net change in unrealized appreciation (depreciation) on investments totaled $(42,437), the net change in unrealized gain (loss) on foreign currency was $(7) and the net change in unrealized appreciation (depreciation) on our credit default swaps was $(19,426). The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2015 was primarily driven by a general widening of credit spreads and decreased valuations of certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2015 and 2014, the net increase (decrease) in net assets resulting from operations was $(60,983) ($(0.19) per share) and $190,968 ($0.63 per share), respectively.

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

Our other general and administrative expenses totaled $4,949 and $2,593 for the years ended December 31, 2014 and 2013, respectively, and consisted of the following:

	Year Ended December 31,
	2014	2013
Expenses associated with our independent audit and related fees	$572	$324
Compensation of our chief compliance officer	141	72
Legal fees	757	700
Printing fees	1,470	585
Other	2,009	912

Total	$4,949	$2,593

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $228,781 in cash, which we held in a custodial account, and $154,160 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as from the issuance of shares under our distribution reinvestment plan, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”

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

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering. As of March 1, 2016, we had issued a total of 331,408,669 shares of common stock and raised total gross proceeds of $3,382,697, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the years ended December 31, 2015, 2014 and 2013 include reinvested stockholder distributions of $116,784, $129,347 and $52,057, respectively, for which we issued 12,552,400, 13,520,133 and 5,523,072 shares of common stock, respectively. During the period from January 1, 2016 to March 1, 2016, we issued 3,799,442 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $8.41 for gross proceeds of $31,963.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2015, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	$9.640	$5,641
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	$9.450	$9,430
September 30, 2015	October 1, 2015	1,619,728	100%	$9.100	$14,740

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On January 4, 2016, we repurchased 1,779,357 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $8.550 per share for aggregate consideration totaling $15,214.

For details regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of December 31, 2015:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$191,494	$8,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$114,200	$135,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,989,137 and 2.94%, respectively. As of December 31, 2015, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.90%.

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

Pursuant to the financing arrangement, the assets held by Lehigh River secure the obligations of Lehigh River under certain Class A Floating Rate Notes, or the Class A Notes, to be issued from time to time by Lehigh River to Cobbs Creek pursuant to an Amended and Restated Indenture, dated as of February 6, 2013, as supplemented by Supplemental Indenture No. 1, dated as of April 23, 2013, with Citibank, N.A., as trustee, or the Amended and Restated Indenture. Pursuant to the Amended and Restated Indenture, the aggregate principal amount of Class A Notes that may be issued by Lehigh River from time to time is $660,000. All principal and interest on the Class A Notes will be due and payable on the stated maturity date of May 20, 2024. Cobbs Creek will purchase the Class A Notes to be issued by Lehigh River from time to time at a purchase price equal to their par value.

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

As of December 31, 2015 and 2014, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. We funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2015 and 2014, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $2,085 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on our financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Lehigh River was $1,150,608 and $1,189,438, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2015 and 2014, the fair value of assets held by Cobbs Creek was $345,813 and $392,225, respectively.

We incurred costs of $159 in connection with obtaining and amending the JPM facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of December 31, 2015, $35 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$18,123	$18,123	$9,874
Amortization of deferred financing costs	39	39	39

Total interest expense	$18,162	$18,162	$9,913

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$18,123	$18,123	$8,063
Average borrowings under the facility	$550,000	$550,000	$299,666
Effective interest rate on borrowings	3.25%	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. As of December 31, 2015 and 2014, Notes in an aggregate principal amount of $689,655 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $75,400, respectively.

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus interest (referred to as financing fees) accrued at the applicable pricing rate under the Goldman facility. Up until March 15, 2015, financing fees accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees commenced accruing on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman was less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

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

As of December 31, 2015 and 2014, Notes in an aggregate principal amount of $689,655 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $75,400, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. We funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of December 31, 2015 and 2014, Schuylkill River’s liability under the Goldman facility was $400,000 and $75,400, respectively, plus $1,443 and $89, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on our financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Green Creek was $717,247 and $453,678, respectively.

We incurred costs of $2,167 in connection with obtaining the Goldman facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2015, $1,612 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$9,872	$89
Amortization of deferred financing costs	532	23

Total interest expense	$10,404	$112

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$8,518	$—
Average borrowings under the facility(2)	$313,654	$75,400
Effective interest rate on borrowings	2.82%	2.76%
Weighted average interest rate	3.10%	2.76%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

(2)	Average borrowings for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

Amounts outstanding under the Goldman facility are considered borrowings by us for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Cooper River Credit Facility

On May 29, 2015, our wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River facility, which amends and restates that certain credit facility dated as of March 27, 2013, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River facility provides for a five-year credit facility with a three-year reinvestment period, during which Cooper River, subject to Compliance with the terms of the facility, including maintenance of the required borrowing base, is permitted to borrow, repay and re-borrow advances up to a maximum commitment of $200,000, followed by a two-year amortization period.

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

Borrowings under the Cooper River facility, prior to its amendment and restatement, accrued interest at a rate equal to three-month LIBOR, plus a spread of (a) 1.75% per annum from closing through March 26, 2015 and (b) 2.00% per annum thereafter. Borrowings under the amended and restated Cooper River facility will accrue interest at a rate per annum equal to three-month LIBOR (subject to a 0% floor) plus a spread of (i) 2.25% during the reinvestment period, (ii) 2.75% during the first year of the amortization period and (iii) 3.75% thereafter.

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

As of December 31, 2015 and 2014, $191,494 and $170,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. We incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2015, $2,086 of such deferred financing costs had yet to be amortized to interest expense.

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

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$4,134	$3,424	$1,848
Non-usage fees	164	150	118
Amortization of deferred financing costs	974	518	397

Total interest expense	$5,272	$4,092	$2,363

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$4,060	$3,582	$1,193
Average borrowings under the facility(2)	$174,535	$170,494	$118,460
Effective interest rate on borrowings (including the effect of non-usage fees)	2.46%	2.07%	2.01%
Weighted average interest rate (including the effect of non-usage fees)	2.43%	2.07%	2.13%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the Cooper River facility for the year ended December 31, 2013 were calculated since the inception date of the facility, or March 27, 2013.

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

As of December 31, 2015 and 2014, $240,146 and $185,000, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. We incurred costs of $3,410 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $2,142 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$5,446	$1,798
Non-usage fees	649	1,208
Amortization of deferred financing costs	683	585

Total interest expense	$6,778	$3,591

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$5,825	$1,702
Average borrowings under the facility(2)	$199,868	$117,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.00%	3.03%
Weighted average interest rate (including the effect of non-usage fees)	3.01%	4.20%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	Average borrowings under the Wissahickon Creek facility for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

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

We may sell or contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through our ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek facility are non-recourse to us, and our exposure under the facility is limited to the value of our investment in Darby Creek.

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

As of December 31, 2015 and 2014, $250,000 and $249,500, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. We incurred costs of $3,054 in connection with obtaining the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,809 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$7,625	$3,574
Non-usage fees	7	586
Amortization of deferred financing costs	789	456

Total interest expense	$8,421	$4,616

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$7,467	$2,588
Average borrowings under the facility(2)	$248,504	$178,056
Effective interest rate on borrowings (including the effect of non-usage fees)	3.04%	2.98%
Weighted average interest rate (including the effect of non-usage fees)	3.03%	3.52%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	Average borrowings under the Darby Creek facility for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

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

As of December 31, 2015, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.45% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

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

As of December 31, 2015 and 2014, $114,200 and $230,800, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. We incurred costs of $1,335 in connection with obtaining and amending the facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $230 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$3,889	$1,996
Amortization of deferred financing costs	663	442

Total interest expense	$4,552	$2,438

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$4,174	$1,406
Average borrowings under the facility(2)	$215,753	$178,526
Effective interest rate on borrowings	1.93%	1.77%
Weighted average interest rate	1.78%	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	Average borrowings under the Dunning Creek facility for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

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

We may contribute cash, loans or bonds to Juniata River from time to time, subject to certain restrictions set forth in the Juniata River facility, and will retain a residual interest in any assets contributed through our ownership of Juniata River or will receive fair market value for any assets sold to Juniata River. Juniata River may purchase additional assets from various sources. Juniata River has appointed us to manage its portfolio of assets pursuant to the terms of an investment management agreement. Juniata River’s obligations to the lenders under the Juniata River facility are secured by a first priority security interest in substantially all of the assets of Juniata River, including its portfolio of debt securities. The obligations of Juniata River under the Juniata River facility are non-recourse to us, and our exposure under the Juniata River facility is limited to the value of our investment in Juniata River.

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

As of December 31, 2015 and 2014, $300,000 and $180,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. We incurred costs of $355 in connection with obtaining the Juniata River facility, which we have recorded as deferred financing costs on our consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of December 31, 2015, $274 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Juniata River facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$8,085	$477
Amortization of deferred financing costs	73	8

Total interest expense	$8,158	$485

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$6,729	$—
Average borrowings under the facility(2)	$286,822	$139,555
Effective interest rate on borrowings	2.82%	2.73%
Weighted average interest rate	2.78%	2.73%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

(2)	Average borrowings under the Juniata River facility for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

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

Subsequent Events

On February 23, 2016, we entered into a revolving credit facility, or the FSIC II revolving credit facility, which provides for borrowings in an initial aggregate amount of up to $95,000. For additional information regarding the FSIC II revolving credit facility, see Note 15 to our consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify as a RIC, we must, among other things, make distributions of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Following formal commencement of our investment operations, we declared our first distribution on June 20, 2012. Prior to the closing of our continuous public offering in March 2014, we declared regular cash distributions on a weekly basis, and paid such distributions on a monthly basis. Effective January 1, 2015 and subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.7622	$114,307
2014	0.7395	223,554
2015	0.7540	239,145

On November 12, 2015 and March 23, 2016, our board of directors declared regular monthly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

Under our distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of our common stock at a purchase price determined by our board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of our common stock as determined in good faith by our board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of our common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of our shares of common stock.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2015, 2014 and 2013 represented a return of capital.

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the years ended December 31, 2015, 2014 and 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	229,252	96%	208,059	93%	104,102	91%
Short-term capital gains proceeds from the sale of assets	—	—	14,999	7%	10,205	9%
Long-term capital gains proceeds from the sale of assets	9,893	4%	496	0%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$239,145	100%	$223,554	100%	$114,307	100%

(1)	During the years ended December 31, 2015, 2014 and 2013, 94.8%, 94.3% and 91.3%, respectively, of our gross investment income was attributable to cash income earned, 2.7%, 3.0% and 7.6%, respectively, was attributable to non-cash accretion of discount and 2.5%, 2.7% and 1.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $261,875, $211,511, and $111,686, respectively. As of December 31, 2015, 2014 and 2013, we had $58,827, $22,272 and $15,495, respectively, of undistributed net investment income and realized gains on a tax basis. Our undistributed net investment income on a tax basis as of December 31, 2014 was adjusted following the filing of our 2014 tax return in September 2015. The adjustment was primarily due to tax-basis income received by us during the year ended December 31, 2014 on account of certain collateralized securities and interests in partnerships held in our investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by us subsequent to the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2014.

The difference between our GAAP-basis net investment income and our tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes, the reclassification of realized gains on credit default swaps to income for tax purposes and, with respect to the years ended December 31, 2014 and 2013, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by us and, with respect to the year ended December 31, 2013, the amount by which tax-basis income received by us with respect to collateralized securities and interests in partnerships exceeded its GAAP-basis income and the inclusion of a portion of the periodic net settlement payments due on our total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$290,649	$242,676	$90,674
Reversal of incentive fee accrual on unrealized gains	—	(9,234)	6,164
Taxable income adjustment on collateralized securities and partnerships	—	—	7,857
Reclassification of unamortized original issue discount and prepayment fees	(35,727)	(12,821)	(3,275)
Reclassification of realized gains on credit default swap	(19,588)	7,535	—
Reversal of mark-to-market on outstanding credit default swaps	19,426	(19,426)	—
Excise taxes	1,885	1,227	—
Tax-basis net investment income portion of total return swap payments	—	—	10,269
Other miscellaneous differences	5,230	1,554	(3)

Tax-basis net investment income	$261,875	$211,511	$111,686

We may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, we increased accumulated net realized gains on investments and gain/loss on foreign currency by $53,643 and decreased capital in excess of par value and undistributed net investment income by $5,127 and $48,516, respectively. During the year ended December 31, 2014, we increased accumulated net realized gains on investments and gain/loss on foreign currency by $5,590 and decreased capital in excess of par value and undistributed net investment income by $3,099 and $2,491, respectively.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$45,002	$12,379
Distributable realized gains (long-term capital gains)	13,825	9,893
Unamortized organization costs	(175)	(189)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(356,353)	(24,783)

Total	$(297,701)	$(2,700)

(1)	As of December 31, 2015 and 2014 the gross unrealized appreciation on our investments and unrealized gain on foreign currency was $78,871 and $120,784, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on our investments and unrealized loss on foreign currency was $435,224 and $145,567, respectively.

The aggregate cost of our investments for U.S. federal income tax purposes totaled $4,889,228 and $4,421,004 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(356,353) and $(24,783) as of December 31, 2015 and 2014, respectively.

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

Valuation of Portfolio Investments

We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FSIC II Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC II Advisor’s management team, any approved independent third party valuation services and our board of directors may consider when determining the fair value of our investments.

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

Our investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-five senior secured loan investments, three senior secured bond investments, eight subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of December 31, 2015. Two senior secured loan investments, which were newly-issued and purchased near December 31, 2015, were valued at cost, as our board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. See “—Related Party Transactions—Compensation of the Investment Adviser and Dealer Manager” for a discussion of this agreement.

For the years ended December 31, 2015, 2014 and 2013, we incurred $89,182, $82,325 and $38,677, respectively, in base management fees and $3,917, $4,607 and $2,732, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2015, 2014 and 2013, we accrued a subordinated incentive fee on income of $72,664, $33,251 and $8,871, respectively, based upon the performance of our portfolio. During the years ended December 31, 2015, 2014 and 2013, we paid FSIC II Advisor $71,744, $17,917, and $8,871, respectively, in subordinated incentive fees on income. As of December 31, 2015, a subordinated incentive fee on income of $16,254 was payable to FSIC II Advisor. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully under “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. During the year ended December 31, 2013, we accrued capital gains incentive fees of $6,164 based on the performance of our portfolio, all of which was based on unrealized gains. We paid FSIC II Advisor $478 in capital gains incentive fees during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we reversed $9,234 of capital gains incentive fees previously accrued. We did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2015. As of December 31, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2015 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$400,000	$400,000	—	—	—
Cooper River Credit Facility(3)	$191,494	—	—	$191,494	—
Wissahickon Creek Credit Facility(4)	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(5)	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(6)	$114,200	$114,200	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—

(1)	At December 31, 2015, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At December 31, 2015, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At December 31, 2015, $8,506 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At December 31, 2015, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At December 31, 2015, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At December 31, 2015, $135,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

(7)	At December 31, 2015, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

On February 23, 2016, we entered into the FSIC II revolving credit facility, which provides for borrowings in an initial aggregate amount of up to $95,000. For additional information regarding the FSIC II revolving credit facility, see Note 15 to our consolidated financial statements included herein.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments and amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC II Advisor will not earn this incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

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

Under the investment advisory and administrative services agreement, we, either directly or through reimbursement to FSIC II Advisor or its affiliates, were responsible for our organization and offering costs in an amount up to 1.5% of gross proceeds raised in our continuous public offering. Organization and offering costs primarily included legal, accounting, printing and other expenses relating to our continuous public offering, including costs associated with technology integration between our systems and those of our selected broker-dealers, marketing expenses, salaries and direct expenses of FSIC II Advisor’s personnel, employees of our affiliates and others while engaged in registering and marketing our common stock, which included the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for us.

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of our organization and offering costs. Following this period, we paid certain of our organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing shares of our common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred. All other offering costs, including costs incurred directly by us, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, were recorded as a reduction of capital.

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$89,182	$82,325	$38,677
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(9,234)	$6,164
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$72,664	$33,251	$8,871
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,917	$4,607	$2,732
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$1,087	$3,316
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$8,821	$35,718

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the year ended December 31, 2015 is net of waivers of $10,252. During the years ended December 31, 2015, 2014 and 2013, $90,722, $74,269 and $26,131, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2015, $21,529 in base management fees were payable to FSIC II Advisor.

(2)	During the year ended December 31, 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we reversed $9,234 of capital gains incentive fees previously accrued based on the performance of our portfolio. During the year ended December 31, 2013, we accrued capital gains incentive fees of $6,164 based on the performance of our portfolio, all of which was based on unrealized gains. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in “—Critical Accounting Policies—Capital Gains Incentive Fee.” This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, we reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. We did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2015. As of December 31, 2015, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the years ended December 31, 2015, 2014 and 2013, $71,744, $17,917 and $8,871, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2015, a subordinated incentive fee on income of $16,254 was payable to FSIC II advisor.

(4)	During the years ended December 31, 2015, 2014 and 2013, $3,679, $4,173 and $2,216, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $4,370, $3,333 and $2,342, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2015, 2014 and 2013, respectively.

(5)

During the years ended December 31, 2015, 2014 and 2013, we incurred offering costs of $0, $1,686, $7,900, respectively, of which $0, $1,087 and $3,316, respectively, related to reimbursements to FSIC II

Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing shares of our common stock.

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

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with Franklin Square Holdings. As a result, such personnel provide investment advisory services to us and each of, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order from the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 79.5% of our portfolio investments (based on fair value) paid variable interest rates, 15.7% paid fixed interest rates, 4.0% were non-income producing equity or other investments and the remaining 0.8% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2015 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 60 basis points	$(463)	$(8,588)	$8,125	2.0%
No change	—	—	—	—
Up 100 basis points	16,781	14,313	2,468	0.6%
Up 300 basis points	88,605	42,938	45,667	11.3%
Up 500 basis points	161,192	71,564	89,628	22.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2015, 2014 and 2013, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited FS Investment Corporation II’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation II’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FS Investment Corporation II maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 , based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 25, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014 by correspondence with the custodians and brokers, or by other appropriate auditing procedures where replies from custodians and brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2015 and 2014 and the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 25, 2016 expressed an unqualified opinion on the effectiveness of FS Investment Corporation II’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 25, 2016

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,752,111 and $4,409,806, respectively)	$4,391,357	$4,396,228
Non-controlled/affiliated investments (amortized cost—$125,274 and $0, respectively)	141,518	—

Total investments, at fair value (amortized cost—$4,877,385 and $4,409,806, respectively)	4,532,875	4,396,228
Cash	228,781	224,583
Collateral held at broker for open credit default swap contracts	—	37,951
Receivable for investments sold and repaid	1,925	3,698
Interest receivable	37,879	56,320
Deferred financing costs	8,188	7,728
Prepaid expenses and other assets	224	1
Receivable on credit default swaps	—	62

Total assets	$4,809,872	$4,726,571

Liabilities
Payable for investments purchased	$—	$84,272
Repurchase agreements payable(1)	950,000	625,400
Credit facilities payable	1,095,840	1,015,794
Stockholder distributions payable	20,273	9,085
Management fees payable	21,529	23,069
Subordinated income incentive fees payable(2)	16,254	15,334
Administrative services expense payable	1,392	1,845
Interest payable	9,980	6,882
Directors’ fees payable	278	262
Unamortized swap premiums received	—	10,622
Unrealized depreciation on credit default swaps	—	19,426
Other accrued expenses and liabilities	3,914	2,790

Total liabilities	2,119,460	1,814,781

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 321,507,876 and 313,037,127 shares issued and outstanding, respectively	322	313
Capital in excess of par value	2,987,791	2,914,177
Accumulated undistributed net realized gains on investments and credit default swaps and gain/loss on foreign currency(4)	11,785	8,168
Accumulated undistributed net investment income(4)	35,024	22,143
Net unrealized appreciation (depreciation) on investments and credit default swaps and unrealized gain/loss on foreign currency	(344,510)	(33,011)

Total stockholders’ equity	2,690,412	2,911,790

Total liabilities and stockholders’ equity	$4,809,872	$4,726,571

Net asset value per share of common stock at year end	$8.37	$9.30

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Investment income
From non-controlled/unaffiliated investments:
Interest income	$466,788	$337,276	$145,783
Fee income	49,211	60,540	21,550
Dividend income	6,784	967	360
From non-controlled/affiliated investments:
Interest income	5,197	—	—
Fee income	1,482	—	—

Total investment income	529,462	398,783	167,693

Operating expenses
Management fees(1)	99,434	82,325	38,677
Capital gains incentive fees(2)	—	(9,234)	6,164
Subordinated income incentive fees(2)	72,664	33,251	8,871
Administrative services expenses	3,917	4,607	2,732
Stock transfer agent fees	2,015	2,749	2,357
Accounting and administrative fees	1,305	1,798	642
Interest expense	61,747	33,496	12,286
Directors’ fees	1,011	939	656
Other general and administrative expenses	5,087	4,949	2,593

Operating expenses	247,180	154,880	74,978
Expense recoupment to sponsor(3)	—	—	2,041
Management fee waiver(1)	(10,252)	—	—

Net expenses	236,928	154,880	77,019

Net investment income before taxes	292,534	243,903	90,674
Excise taxes	1,885	1,227	—

Net investment income	290,649	242,676	90,674

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(20,241)	2,931	5,343
Net realized gain on total return swap(4)	—	—	19,689
Net realized gain (loss) on credit default swaps	(19,588)	7,535	—
Net realized gain (loss) on foreign currency	(304)	(304)	(144)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(347,176)	(42,437)	20,823
Non-controlled/affiliated investments	16,244	—	—
Net change in unrealized appreciation (depreciation) on total return swap(4)	—	—	(5,641)
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	(19,426)	—
Net change in unrealized gain (loss) on foreign currency	7	(7)	130

Total net realized and unrealized gain (loss) on investments	(351,632)	(51,708)	40,200

Net increase (decrease) in net assets resulting from operations	$(60,983)	$190,968	$130,874

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.19)	$0.63	$0.89

Weighted average shares outstanding	317,164,681	302,935,663	146,917,410

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(4)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

See notes to consolidated financial statements

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operations
Net investment income	$290,649	$242,676	$90,674
Net realized gain (loss) on investments, total return swap, credit default swaps and foreign currency(1)	(40,133)	10,162	24,888
Net change in unrealized appreciation (depreciation) on investments	(330,932)	(42,437)	20,823
Net change in unrealized appreciation (depreciation) on total return swap(1)	—	—	(5,641)
Net change in unrealized appreciation (depreciation) on credit default swaps	19,426	(19,426)	—
Net change in unrealized gain (loss) on foreign currency	7	(7)	130

Net increase (decrease) in net assets resulting from operations	(60,983)	190,968	130,874

Stockholder distributions(2)
Distributions from net investment income	(229,252)	(208,059)	(104,102)
Distributions from net realized gain on investments	(9,893)	(15,495)	(10,205)

Net decrease in net assets resulting from stockholder distributions	(239,145)	(223,554)	(114,307)

Capital share transactions(3)
Issuance of common stock	—	442,395	1,804,981
Reinvestment of stockholder distributions	116,784	129,347	52,057
Repurchases of common stock	(38,034)	(16,665)	(2,447)
Offering costs	—	(1,686)	(7,900)

Net increase in net assets resulting from capital share transactions	78,750	553,391	1,846,691

Total increase (decrease) in net assets	(221,378)	520,805	1,863,258
Net assets at beginning of period	2,911,790	2,390,985	527,727

Net assets at end of period	$2,690,412	$2,911,790	$2,390,985

Accumulated undistributed (distributions in excess of) net investment income(2)	$35,024	$22,143	$(9,983)

(1)	On June 13, 2013, the Company terminated its total return swap agreement with Citibank, N.A.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015, 2014 and 2013.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(60,983)	$190,968	$130,874
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(1,904,545)	(3,382,134)	(2,838,032)
Paid-in-kind interest	(13,296)	(10,735)	(1,819)
Proceeds from sales and repayments of investments	1,462,611	1,625,100	711,652
Net realized (gain) loss on investments	20,241	(2,931)	(5,343)
Net change in unrealized (appreciation) depreciation on investments	330,932	42,437	(20,823)
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	—	5,641
Net change in unrealized (appreciation) depreciation on credit default swap	(19,426)	19,426	—
Accretion of discount	(32,590)	(12,137)	(12,821)
Amortization of deferred financing costs	3,753	2,071	446
(Increase) decrease in due from counterparty	—	—	97,441
(Increase) decrease in collateral held at broker for open swap contracts	37,951	(37,951)	—
(Increase) decrease in receivable for investments sold and repaid	1,773	49,119	(49,279)
(Increase) decrease in expense reimbursement due from sponsor(2)	—	—	1,635
(Increase) decrease in interest receivable	18,441	(26,465)	(25,724)
(Increase) decrease in receivable for credit default swaps	62	(62)	—
(Increase) decrease in receivable due on total return swap(1)	—	—	396
(Increase) decrease in prepaid expenses and other assets	(223)	29	70
Increase (decrease) in payable for investments purchased	(84,272)	(79,513)	110,149
Increase (decrease) in management fees payable	(1,540)	8,056	12,546
Increase (decrease) in accrued capital gains incentive fees	—	(9,234)	5,686
Increase (decrease) in subordinated income incentive fees payable	920	15,334	—
Increase (decrease) in administrative services expense payable	(453)	1,274	390
Increase (decrease) in interest payable	3,098	4,024	2,584
Increase (decrease) in directors’ fees payable	16	79	183
Increase (decrease) in unamortized swap premiums received	(10,622)	10,622	—
Increase (decrease) in other accrued expenses and liabilities	1,124	1,772	370

Net cash used in operating activities	(247,028)	(1,590,851)	(1,873,778)

Cash flows from financing activities
Issuance of common stock	—	442,927	1,804,931
Reinvestment of stockholder distributions	116,784	129,347	52,057
Repurchases of common stock	(38,034)	(16,665)	(2,447)
Offering costs	—	(1,686)	(7,900)
Stockholder distributions	(227,957)	(232,295)	(99,825)
Borrowings under credit facilities(3)	208,175	845,300	170,494
Borrowings under repurchase agreements(4)	324,600	75,400	432,500
Repayments of credit facilities(3)	(128,129)	—	—
Deferred financing costs paid	(4,213)	(8,526)	(1,557)

Net cash provided by financing activities	251,226	1,233,802	2,348,253

Total increase (decrease) in cash	4,198	(357,049)	474,475
Cash at beginning of period	224,583	581,632	107,157

Cash at end of period	$228,781	$224,583	$581,632

Supplemental disclosure
Local and excise taxes paid	$1,150	$469	$117

(1)	See Note 8 for a discussion of the Company’s total return swap agreement, which was terminated on June 13, 2013.

(2)	See Note 4 for a discussion of expense reimbursements paid to the Company by its investment adviser and affiliates and recoupment of such amounts paid by the Company to its investment adviser and affiliates.

(3)	See Note 8 for a discussion of the Company’s revolving credit facilities. During the years ended December 31, 2015, 2014 and 2013, the Company paid $28,255, $9,279 and $1,193 in interest expense on the credit facilities.

(4)	See Note 8 for a discussion of the Company’s repurchase transactions. During the years ended December 31, 2015, 2014 and 2013, the Company paid $26,641, $18,123 and $8,063, respectively, in interest expense pursuant to its repurchase agreements.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—104.2%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$1,192	$1,219	$1,192
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	17,808	17,808	17,808
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	39,208	39,207	38,816
A.T. Cross Co.	(p)	Retailing	L+875		9/6/19	20,000	20,000	19,800
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700	1.0%	11/20/20	26,813	25,447	13,808
Acision Finance LLC	(k)(l)	Software & Services	L+975	1.0%	12/15/18	31,616	30,600	31,300
Aeneas Buyer Corp.	(h)	Health Care Equipment & Services	L+500	1.0%	12/18/21	9,000	9,000	9,000
Aeneas Buyer Corp.	(p)	Health Care Equipment & Services	L+500	1.0%	12/18/21	9,000	9,000	9,000
Aeneas Buyer Corp.		Health Care Equipment & Services	L+813	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(p)	Health Care Equipment & Services	L+750	1.0%	12/18/21	100	100	100
Allen Systems Group, Inc.	(e)(g)(h)(x)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	70,682	70,682	71,389
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	1,724	1,724	1,707
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	10/10/21	1,401	1,401	1,387
AP Exhaust Acquisition, LLC	(e)(g)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	153,371
Ascension Insurance, Inc.	(e)(g)(h)(i)	Insurance	L+825	1.3%	3/5/19	77,769	76,954	76,797
Aspect Software, Inc.	(h)(i)	Software & Services	L+550, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	7,375	7,381	6,828
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+807	1.0%	5/8/19	57,000	57,000	56,715
Atlas Aerospace LLC	(p)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	21,606
ATX Networks Corp.	(g)(h)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,970	1,943	1,940
Avaya Inc.	(i)	Technology Hardware & Equipment	L+525	1.0%	5/29/20	3,895	3,895	2,733
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	113,850	113,850	112,712
BenefitMall Holdings, Inc.	(p)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	41,400
Blue Coat Holdings, Inc.	(p)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	1,918
Blueprint Sub, Inc.	(g)(h)(i)(k)(l)	Software & Services	L+750	1.0%	5/7/21	94,119	94,119	93,819
Blueprint Sub, Inc.	(p)	Software & Services	L+750	1.0%	5/7/21	12,281	12,281	12,241
Blueprint Sub, Inc.	(e)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(p)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,572	15,603	11,973
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,737	2,750	2,689
Caesars Entertainment Operating Co., Inc.	(k)(n)(o)	Consumer Services	5.2%		3/1/17	15,620	15,158	13,380
Caesars Entertainment Operating Co., Inc.	(k)(n)(o)	Consumer Services	6.0%		3/1/17	15,707	15,288	13,495
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(n)(o)	Consumer Services	8.1%		3/1/17	68,576	68,321	53,635

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Operating Co., Inc.	(n)(o)	Consumer Services	8.8%		10/31/16	$2,671	$2,685	$2,267
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	34,132	32,591	31,167
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	17,300
Cimarron Energy Inc.	(k)(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,250	24,250	24,129
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	2,186	2,078	2,177
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,788	39,224	37,964
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	62,331	62,331	63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,151	3,350
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,091	7,003	6,146
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,935	11,962	12,191
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,379	8,374	7,566
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,346
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,126	4,111	2,744
Greystone Bridge Manager LLC	(f)(o)	Diversified Financials	L+1050		5/1/20	33,672	33,842	32,998
Greystone Bridge Manager LLC	(o)(p)	Diversified Financials	L+1050		5/1/20	4,033	4,033	3,953
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+809	1.0%	3/26/21	60,000	60,000	59,400
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,214
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,333
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,935
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,721	84,721	83,873
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	10,151	10,151	10,607
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,563	24,399	24,378
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	15,000	15,000	15,000
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	11/6/21	2,717	2,717	2,717
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,900	7,374	7,466
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	34,300
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,990	59,990	59,390
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,532	1,186
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,789	1,776	1,704
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,887	11,023
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,515	5,139
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,835	1,841	863
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	120,750	120,750	120,750

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+845	1.0%	4/27/21	$84,472	$84,472	$84,173
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	70,563	70,563	61,037
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,287	2,298	2,069
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,425	59,425	58,831
Pittsburgh Glass Works, LLC	(e)(g)(l)	Automobiles & Components	L+916	1.0%	11/25/21	20,983	20,983	20,983
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	64,330
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,975
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,784	34,941	36,840
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+842	1.0%	11/25/21	26,000	26,000	26,018
Reddy Ice Corp.	(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,898	1,710	1,566
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,950	7,950	7,925
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+804	1.0%	9/25/21	18,788	18,788	18,553
Sequential Brands Group, Inc.	(e)(i)(k)(l)(o)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	156,420
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	13,281	13,075	12,683
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	43,247	42,836	31,408
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,480	100,100	100,731
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	7,818	7,854	2,560
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,430	16,146	8,905
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	9,925	9,489	9,900
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,070	9,471
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,435	14,160	14,110
Sunnova Asset Portfolio 5 Holdings, LLC	(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	414	414	404
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,686	19,686	19,686
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,777	4,779	4,216
Transplace Texas, LP	(e)(g)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	17,843
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	84,292	84,292	84,292
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,137	1,132	783

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	$65,000	$65,000	$61,477
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	70,443	70,443	57,411
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,320	111,320	112,990
Waste Pro USA, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,406
Winchester Electronics Corp.	(i)(l)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,670
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	96,218
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,684
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,416

Total Senior Secured Loans—First Lien							3,119,499	3,005,616
Unfunded Loan Commitments							(203,409)	(203,409)

Net Senior Secured Loans—First Lien							2,916,090	2,802,207

Senior Secured Loans—Second Lien—33.5%
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	78
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	33,514	33,514	30,581
Arena Energy, LP	(e)	Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	244,118	243,105	218,485
Altas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,296	53,590
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,419	8,964
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,870	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,232	11,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,937	5,725
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	788
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,798	9,050
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,905	6,308
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,394
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,306	2,744
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,563	21,625
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,875	7,640
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,919	425

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	$1,979	$1,971	$1,869
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,807	2,675
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,748	3,330
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,070	794
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850	0.8%	11/17/20	30,061	30,061	30,061
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,977	6,942
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,021	8,482
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	16,971
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,925	7,438
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,452	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,721	12,144
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,157	4,361
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,751	4,911
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,453	5,088
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,876	5,838
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,001	58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,020	79,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,705	3,531
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,728	7,216
Templar Energy LLC	(f)(h)	Energy	L+750	1.0%	11/25/20	29,231	28,697	3,544
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,965	44,361
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,160	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,092	17,979	11,624
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,610
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,608

Total Senior Secured Loans—Second Lien							1,012,224	902,113

Senior Secured Bonds—6.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,439	17,484
American Energy—Woodford, LLC	(f)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	2,006	369
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	8,005	8,159	6,574
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,478	4,102

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	$18,550	$16,416	$6,353
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,991	33,802
CEVA Group Plc	(f)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,579
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,556	44,536
FourPoint Energy, LLC	(f)(p)	Energy	8.0%		12/31/20	3,656	3,638	2,843
Global A&T Electronics Ltd.	(f)(l)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,784	15,397
Lightstream Resources Ltd.	(f)(o)	Energy	9.9%		6/15/19	5,313	5,313	4,436
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	31,751	33,205
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,168	3,992
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,822	6,594

Total Senior Secured Bonds							248,196	184,838
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							244,558	181,200

Subordinated Debt—11.9%
Algeco Scotsman Global Finance Plc	(f)(o)	Commercial & Professional Services	10.8%		10/15/19	3,400	2,745	1,331
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,002	474
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,617	1,505
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,717	465
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,021	4,554
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,911	3,369
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,546	3,162
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,520	17,803
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	6,500	6,266	5,135
Communications Sales & Leasing, Inc.	(j)(o)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(j)(o)	Energy	8.9%		7/15/23	9,175	8,990	4,416
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	232	129
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	636

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$4,030	$4,030	$4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	5,746	5,746	5,746
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	940	940	940
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,535	11,556
Legacy Reserves LP	(j)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	8,250	8,126	1,660
Mood Media Corp.	(e)(f)(o)	Media	9.3%		10/15/20	46,207	45,676	29,630
Navistar International Corp.	(j)(l)(o)	Capital Goods	8.3%		11/1/21	15,240	14,155	10,311
NewStar Financial, Inc.	(e)(i)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	137,500	109,003	100,375
Ocean Rig UDW Inc.	(f)(o)	Energy	7.3%		4/1/19	4,700	4,700	2,003
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	17,157	17,157	13,940
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,150	21,539
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	558
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,036	5,579
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,268	3,592
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(j)(o)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
Triangle USA Petroleum Corp.	(f)	Energy	6.8%		7/15/22	2,350	2,350	731
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,895
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,509	6,691

Total Subordinated Debt							411,824	319,019

Collateralized Securities—4.2%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	17.0%		7/15/25	17,000	9,833	10,798
JPMorgan Chase Bank, N.A. Credit—Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	76,187	72,828
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	965

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	13.6%		1/25/27	$12,140	$10,953	$10,142
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	7.9%		1/15/24	4,650	2,279	1,761
Wind River CLO Ltd. 2013—1A Class Subord. B	(o)	Diversified Financials	11.2%		4/20/25	26,720	18,345	16,889

Total Collateralized Securities							118,590	113,383

						Number of Shares	Cost	Fair Value(d)
Equity/Other—8.0%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(f)(n)	Retailing				1,000,000	1,000	550
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(n)	Retailing				243,478	243	256
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	459
ACP FH Holdings GP, LLC, Common Equity	(f)(n)	Consumer Durables & Apparel				88,571	89	88
ACP FH Holdings, LP, Common Equity	(f)(n)	Consumer Durables & Apparel				8,768,572	8,769	8,734
Allen Systems Group, Inc., Common Equity	(n)(x)	Software & Services				625,178	13,475	28,821
Altus Power America Holdings, LLC, Preferred Equity		Energy				574,758	573	1,063
Altus Power America Management, LLC, Class B Units	(n)(t)	Energy				83	—	—
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services				2,000,000	16,832	15,260
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components				8,378	8,378	4,189
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				13,555,557	12,900	2,711
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing				3,451,216	1,898	2,278
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy				2,500,000	2,500	1,750
CoSentry.Net, LLC, Preferred Equity	(f)(n)	Software & Services				2,632	2,500	4,385
DHS Technologies LLC, Common Equity	(f)	Capital Goods				60,872	5,000	1,218
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel				1,846	36	23
FourPoint Energy, LLC, Common Equity, Class C Units	(n)(r)	Energy				13,000	13,000	9,100
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy				2,437	1,610	1,718
Global Jet Capital Holdings, LP, Preferred Equity	(f)(n)(o)	Commercial & Professional Services				5,283,114	5,283	5,283
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods				666,667	667	633
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials				2,107,438	2,107	3,477

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	$1,449	$1,449
JW Aluminum Co., Common Equity	(e)(f)(l)(n)(x)	Materials	244	—	—
JW Aluminum Co., Preferred Equity	(e)(f)(l)(n)(x)	Materials	1,128	11,056	11,247
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	2,173
New Star Metals Inc., Common Equity	(f)	Capital Goods	2,223,246	2,250	2,001
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(n)(o)(v)	Diversified Financials	6,000,000	30,115	29,520
Professional Plumbing Group, Inc., Common Equity	(f)(n)	Capital Goods	3,000,000	3,000	5,100
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	31,500
Sequential Brands Group, Inc., Common Equity	(f)(n)(o)	Consumer Durables & Apparel	408,685	5,517	2,791
Sorenson Communications, Inc., Common Equity	(e)(f)(n)	Telecommunication Services	43,796	—	31,393
Sunnova Holdings, LLC, Common Equity	(n)	Energy	62,031	1,444	1,706
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	1,290
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,122

Total Equity/Other				174,099	217,413

Unfunded Contingent Warrant Commitment	(w)				(2,460)

Net Equity/Other					214,953

TOTAL INVESTMENTS—168.5%				$4,877,385	4,532,875

LIABILITIES IN EXCESS OF OTHER ASSETS—(68.5%)					(1,842,463)

NET ASSETS—100.0%					$2,690,412

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Security was on non-accrual status as of December 31, 2015.

(n)	Security is non-income producing.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2015, 84.7% of the Company’s total assets represented qualifying assets.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of December 31, 2015.

(v)	Includes 500,000 NewStar Financial, Inc., or NewStar, warrants, which is the maximum number of warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500 upon the request of NewStar.

(w)	Represents the maximum number of NewStar warrants that the Company will forfeit in the event that the Company declines to fund additional subordinated debt investments in NewStar in an amount not to exceed $12,500 upon the request of NewStar.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the year ended December 31, 2015:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$70,109	$573	—	$4,849	$1,482	—	—	$707
Senior Secured Loans—Second Lien
JW Aluminum Co.	$30,061	—	—	$348	—	—	—	—
Equity/Other
Allen Systems Group, Inc. Common Equity	$13,475	—	—	—	—	—	—	$15,346
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,056	—	—	—	—	—	—	$191

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CoSentry.Net, LLC	(e)(f)(i)	Software & Services	L+800	1.3%	12/31/19	$57,945	$57,945	$58,235
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,452	5,432	5,176
Del Monte Foods Consumer Products, Inc.	(i)(o)	Food, Beverage & Tobacco	L+325	1.0%	2/18/21	2,788	2,775	2,563
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,164	7,046	7,185
EnergySolutions, LLC	(g)	Energy	L+575	1.0%	5/29/20	4,342	4,260	4,341
FairPoint Communications, Inc.	(e)(h)(o)	Telecommunication Services	L+625	1.3%	2/14/19	16,505	16,693	16,412
Fairway Group Acquisition Co.	(g)(n)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,482	8,162	8,155
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,286
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,168	4,150	3,460
FR Utility Services LLC	(g)	Energy	L+575	1.0%	10/18/19	571	571	569
Fram Group Holdings Inc.	(g)	Automobiles & Components	L+500	1.5%	7/29/17	2,002	2,022	1,993
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,714
Ikaria Acquisition Inc.	(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+400	1.0%	2/12/21	419	417	418
Industrial Group Intermediate Holdings, LLC	(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,355	84,355	84,355
Industry City TI Lessor, L.P.	(k)	Consumer Services	5.0%, 5.3% PIK (5.3% Max PIK)		6/30/26	9,904	9,904	9,755
Internap Network Services Corp.	(g)(o)	Software & Services	L+500	1.0%	11/26/19	5,910	5,861	5,888
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,813	24,603	24,502
Intrawest Operations Group, LLC	(i)	Consumer Services	L+450	1.0%	12/9/20	4,417	4,386	4,421
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	20,400	20,265	21,232
Kanders C3 Holdings, LLC	(e)(f)	Capital Goods	L+900	1.3%	12/19/18	1,765	1,754	1,783
Kanders C3 Holdings, LLC	(s)	Capital Goods	L+900	1.3%	12/19/18	10,204	10,204	10,307
Lantiq Deutschland GmbH	(e)(o)	Software & Services	L+900	2.0%	11/16/15	975	949	970
Larchmont Resources, LLC	(g)	Energy	L+725	1.0%	8/7/19	7,317	7,258	7,116
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	62,370	62,370	61,746
MMI International Ltd.	(g)(l)(o)	Technology Hardware & Equipment	L+600	1.3%	11/20/18	6,180	6,049	6,107
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,687	2,700	2,606
MModal Inc.	(e)(g)	Health Care Equipment & Services	L+775	1.3%	1/31/20	10,111	10,064	9,922
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,807	1,791	1,774
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,897	11,794
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,507	5,528
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,953	1,963	1,895
New HB Acquisition, LLC	(h)(i)	Food, Beverage & Tobacco	L+550	1.3%	4/9/20	3,867	3,836	3,935
New Star Metals Inc.	(e)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	109,725	109,725	109,725
Nine West Holdings	(l)	Consumer Durables & Apparel	L+375	1.0%	10/8/19	473	459	443

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+798	1.3%	9/10/19	$75,000	$75,000	$73,500
Opal Acquisition, Inc.	(i)	Consumer Services	L+400	1.0%	11/27/20	1,428	1,419	1,418
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,310	2,324	2,298
Panda Temple Power, LLC (TLA)	(e)	Energy	L+700	1.5%	7/17/18	1,722	1,734	1,746
PeroxyChem LLC	(h)(i)	Capital Goods	L+650	1.0%	2/28/20	9,925	9,749	9,826
PharMEDium Healthcare Corp.	(g)	Health Care Equipment & Services	L+325	1.0%	1/28/21	704	701	686
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	60,000	60,000	59,400
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	63,068
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,738
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	29,158	29,158	29,304
PRV Aerospace, LLC	(g)	Capital Goods	L+525	1.3%	5/9/18	2,966	2,984	2,930
Reddy Ice Holdings, Inc.	(g)	Food & Staples Retailing	L+550	1.3%	5/1/19	1,170	1,160	1,032
RGL Reservoir Operations Inc.	(g)(h)(o)	Energy	L+500	1.0%	8/13/21	6,840	6,645	5,518
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	18,000	17,671	17,916
Smile Brands Group Inc.	(e)(f)(g)(h)(i)	Health Care Equipment & Services	L+625	1.3%	8/16/19	43,635	43,110	41,781
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	101,500	101,043	102,515
Southcross Holdings Borrower LP	(l)	Energy	L+500	1.0%	8/4/21	316	314	283
The Sports Authority, Inc.	(g)	Consumer Durables & Apparel	L+600	1.5%	11/16/17	7,818	7,871	6,939
Sprint Industrial Holdings LLC	(g)	Energy	L+575	1.3%	11/14/19	7,229	7,180	6,904
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,603	16,211	14,216
SunGard Availability Services Capital, Inc.	(g)(j)(n)	Software & Services	L+500	1.0%	3/29/19	8,205	7,533	7,348
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	3,607	3,607	3,607
Sunnova Asset Portfolio 5 Holdings, LLC	(s)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	6,400	6,400	6,400
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,887	19,887	19,489
Therakos, Inc.	(e)(g)	Pharmaceuticals, Biotechnology & Life Sciences	L+575	1.3%	12/27/17	6,443	6,367	6,419
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,905	4,907	4,831
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+850, 1.5% PIK (1.5% Max PIK)	1.5%	5/30/19	94,763	94,763	94,763
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,148	1,143	1,062
Waste Pro USA, Inc.	(e)(h)(i)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	112,444	112,444	112,444
Waste Pro USA, Inc.	(s)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,222

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	Prime+750		11/17/20	$98,182	$98,182	$98,182
Winchester Electronics Corp.	(s)	Technology Hardware & Equipment	Prime+700		11/17/20	32,732	32,732	32,732

Total Senior Secured Loans—First Lien							2,506,445	2,492,644
Unfunded Loan Commitments							(145,739)	(145,739)

Net Senior Secured Loans—First Lien							2,360,706	2,346,905

Senior Secured Loans—Second Lien—34.4%
Accellent Inc.	(j)	Health Care Equipment & Services	L+650	1.0%	3/11/22	8,814	8,792	8,350
Advantage Sales & Marketing Inc.	(g)(j)	Commercial & Professional Services	L+650	1.0%	7/25/22	4,236	4,206	4,203
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,272	4,160
Alliance Laundry Systems LLC	(e)	Capital Goods	L+825	1.3%	12/10/19	1,450	1,439	1,451
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,285	3,067
American Energy—Utica, LLC	(e)(f)(i)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	106,649	106,649	104,516
American Energy—Utica, LLC	(f)(l)	Energy	L+400, 5.5% PIK (5.5% Max PIK)	1.5%	9/30/18	72,432	72,431	70,983
AssuredPartners, Inc.	(l)	Insurance	L+675	1.0%	4/2/22	6,983	6,916	6,756
BlackBrush Oil & Gas, L.P.	(l)	Energy	L+650	1.0%	7/30/21	6,637	6,589	5,509
BPA Laboratories, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	2.5%		7/3/17	3,272	2,644	2,901
Brasa (Holdings) Inc.	(e)	Consumer Services	L+950	1.5%	1/20/20	621	602	615
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,205	12,594
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,667
Catalina Marketing Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,930	9,325
Cervalis LLC	(e)(f)	Commercial & Professional Services	L+875	1.3%	2/8/19	30,000	29,688	30,000
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	2,259	2,238	2,044
ColourOz Investment 2 LLC	(i)(o)(n)	Materials	L+725	1.0%	9/5/22	4,726	4,691	4,490
Compuware Corp.	(e)(o)(n)	Software & Services	L+825	1.0%	12/9/22	10,000	8,700	9,250
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	15,575	15,506	14,874
Crossmark Holdings, Inc.	(l)	Commercial & Professional Services	L+750	1.3%	12/21/20	7,778	7,795	7,603
DAE Aviation Holdings, Inc.	(k)(o)	Capital Goods	L+675	1.0%	8/5/19	15,000	14,869	14,738
Del Monte Foods Consumer Products, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,303	2,867
Drew Marine Group Inc.	(l)(o)	Energy	L+700	1.0%	5/19/21	2,500	2,495	2,488
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,459	25,000
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,859	7,993
Filtration Group Corp.	(j)	Energy	L+725	1.0%	11/21/21	5,158	5,173	5,164

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	$10,000	$9,954	$9,600
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,804	2,770
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,753	3,621
Kronos Inc.	(k)	Software & Services	L+850	1.3%	4/30/20	9,906	9,913	10,104
Leedsworld Inc.	(e)(f)(g)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
LM U.S. Member LLC	(e)(l)	Transportation	L+725	1.0%	1/25/21	8,138	8,199	8,015
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	12,500	11,920	12,000
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	10,000	10,224	9,985
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	12,073	12,016	12,126
Nielsen & Bainbridge, LLC	(f)	Consumer Services	L+925	1.0%	8/15/21	15,000	14,786	14,775
Onex Carestream Finance L.P.	(f)	Health Care Equipment & Services	L+850	1.0%	12/7/19	4,717	4,642	4,701
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,750	13,956
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,073	6,021
Payless Inc.	(l)	Consumer Durables & Apparel	L+750	1.0%	3/11/22	$14,092	13,961	12,683
Peak 10, Inc.	(j)	Software & Services	L+725	1.0%	6/17/22	5,500	5,447	5,335
Pelican Products, Inc.	(l)	Capital Goods	L+825	1.0%	4/9/21	5,438	5,401	5,370
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	9,000	8,885	8,933
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	58,871	59,700
PSAV Acquisition Corp.	(e)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	78,898	80,500
Redtop Acquisitions Ltd.	(o)	Consumer Services	L+725	1.0%	6/3/21	5,449	5,389	5,442
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	12,857	12,739	12,343
Road Infrastructure Investment, LLC	(l)	Consumer Services	L+675	1.0%	9/30/21	7,759	7,724	7,031
Samson Investment Co.	(g)	Energy	L+400	1.0%	9/25/18	2,000	1,818	1,579
Sensus USA Inc.	(f)	Capital Goods	L+725	1.3%	5/9/18	2,050	2,055	1,963
Sequential Brands Group, Inc.	(e)(i)(k)	Consumer Durables & Apparel	L+800	1.0%	8/15/20	50,000	50,000	50,000
The Telx Group, Inc.	(j)	Software & Services	L+650	1.0%	4/9/21	7,000	6,936	6,851
Templar Energy LLC	(h)(j)	Energy	L+750	1.0%	11/25/20	29,231	28,602	21,134
Therakos, Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+950	1.3%	6/27/18	28,000	27,481	28,385
TNS, Inc.	(f)(h)(l)	Telecommunication Services	L+800	1.0%	8/14/20	51,469	51,010	50,954
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,035	55,860
US Renal Care, Inc.	(i)	Health Care Equipment & Services	L+750	1.0%	1/3/20	2,500	2,458	2,489
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,935
Vantage Energy, LLC	(i)	Energy	L+750	1.0%	12/20/18	18,277	18,127	16,267
Vertafore, Inc.	(f)	Software & Services	L+825	1.5%	10/27/17	830	831	836
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,755	2,691

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WNA Holdings, Inc.	(l)	Materials	L+725	1.3%	12/7/20	$5,000	$4,958	$4,875

Total Senior Secured Loans—Second Lien							1,019,318	1,001,313

Senior Secured Bonds—8.6%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	31,793	23,607
Allen Systems Group, Inc.	(f)(p)(t)	Software & Services	10.5%		11/15/16	14,225	10,242	4,979
Altice Financing S.A.	(j)(o)	Media	7.8%		5/15/22	7,000	7,000	6,974
Aspect Software, Inc.	(f)(j)	Software & Services	10.6%		5/15/17	8,005	8,262	7,605
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,473	5,444
Avaya Inc.	(f)(j)	Technology Hardware & Equipment	10.5%		3/1/21	15,550	13,632	13,412
Caesars Entertainment Resort Properties, LLC	(e)(f)(j)	Consumer Services	11.0%		10/1/21	70,460	71,140	64,471
CEVA Group Plc	(j)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,890
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	43,875	41,989	38,610
FourPoint Energy, LLC	(s)	Energy	8.0%		12/31/20	17,063	16,977	15,015
Global A&T Electronics Ltd.	(f)(o)	Technology Hardware & Equipment	10.0%		2/1/19	9,000	9,000	8,118
JW Aluminum Co.	(e)(f)	Materials	11.5%, 1.0% PIK (1.0% Max PIK)		11/15/17	17,550	17,527	17,550
Light Tower Rentals, Inc.	(j)	Capital Goods	8.1%		8/1/19	2,100	2,100	1,680
Logan’s Roadhouse, Inc.	(f)(j)	Consumer Services	10.8%		10/15/17	36,814	32,309	27,288
Modular Space Corp.	(j)	Capital Goods	10.3%		1/31/19	9,950	10,234	8,657
Prince Mineral Holding Corp.	(e)	Materials	11.5%		12/15/19	2,600	2,578	2,655
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	9.0%		10/31/20	18,877	18,175	17,933

Total Senior Secured Bonds							300,431	265,888
Unfunded Bond Commitments							(16,977)	(16,977)

Net Senior Secured Bonds							283,454	248,911

Subordinated Debt—14.5%
Acosta HoldCo, Inc.	(j)	Consumer Services	7.8%		10/1/22	4,800	4,799	4,871
American Energy—Woodford, LLC	(j)	Energy	9.0%		9/15/22	3,750	3,598	2,358
Armored AutoGroup Inc.	(j)	Household & Personal Products	9.3%		11/1/18	2,544	2,651	2,557
Atlas Energy Holdings Operating Co., LLC	(j)(o)	Energy	7.8%		1/15/21	5,000	5,000	3,625
Aurora Diagnostics, LLC	(e)	Pharmaceuticals, Biotechnology & Life Sciences	10.8%		1/15/18	7,000	7,030	6,090
Beazer Homes USA, Inc.	(j)(o)	Capital Goods	7.3%		2/1/23	2,750	2,750	2,681
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+800		10/15/19	39,746	39,746	39,348
BWAY Holding Co.	(j)	Materials	9.1%		8/15/21	6,250	6,211	6,281

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cadillac Jack, Inc.	(f)(o)(n)	Consumer Services	6.0%, 7.0% PIK (7.0% Max PIK)		5/15/20	$52,268	$36,562	$54,947
Calumet Specialty Products Partners, L.P.	(j)(o)	Energy	6.5%		4/15/21	2,500	2,500	2,233
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	11,000	11,018	10,725
Compressco Partners, LP	(j)(o)	Energy	7.3%		8/15/22	4,000	3,942	3,468
Elizabeth Arden, Inc.	(j)(o)	Household & Personal Products	7.4%		3/15/21	615	569	569
Era Group Inc.	(j)(o)	Energy	7.8%		12/15/22	7,250	7,145	7,540
First Data Corp.	(j)	Software & Services	11.8%		8/15/21	650	671	753
Global Jet Capital, Inc.		Commercial & Professional Services	8.0% PIK (8.0% Max PIK)		1/30/15	313	313	313
Hub International Ltd.	(j)	Insurance	7.9%		10/1/21	3,500	3,500	3,500
Hub International Ltd.	(j)	Insurance	8.1%, 0.8% PIK (0.8% Max PIK)		7/15/19	6,000	5,986	5,918
Jefferies Finance LLC	(j)(o)	Diversified Financials	7.4%		4/1/20	1,500	1,500	1,400
Jefferies Finance LLC	(j)(o)	Diversified Financials	6.9%		4/15/22	950	950	860
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	22,300	20,975	16,725
Kinetic Concepts, Inc.	(f)	Health Care Equipment & Services	12.5%		11/1/19	4,300	4,619	4,730
Legacy Reserves L.P.	(e)(o)	Energy	8.0%		12/1/20	8,250	8,107	6,895
Lightstream Resources Ltd.	(j)(o)	Energy	8.6%		2/1/20	4,150	3,436	2,925
Mood Media Corp.	(e)(f)(j)(o)	Media	9.3%		10/15/20	46,207	45,596	37,774
NewStar Financial, Inc.	(e)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	100,000	69,995	75,000
Ocean Rig UDW Inc.	(j)(o)	Energy	7.3%		4/1/19	4,700	4,700	3,349
Opal Acquisition, Inc.	(j)	Consumer Services	8.9%		12/15/21	27,000	27,000	27,506
P.F. Chang’s China Bistro, Inc.	(f)(j)	Consumer Services	10.3%		6/30/20	12,968	13,314	13,033
Resolute Energy Corp.	(j)	Energy	8.5%		5/1/20	5,800	5,856	2,748
Rex Energy Corp.	(e)(o)	Energy	8.9%		12/1/20	15,000	14,914	13,500
Rex Energy Corp.	(j)(o)	Energy	6.3%		8/1/22	3,950	3,950	3,022
RKI Exploration & Production, LLC	(j)	Energy	8.5%		8/1/21	1,650	1,462	1,345
Samson Investment Co.	(f)	Energy	9.8%		2/15/20	1,400	1,132	588
SandRidge Energy, Inc.	(j)(o)	Energy	8.8%		1/5/20	10,659	9,421	7,275
Sidewinder Drilling Inc.	(e)	Energy	9.8%		11/15/19	1,722	1,722	1,007
Signode Industrial Group US Inc.	(j)	Commercial & Professional Services	6.4%		5/1/22	4,900	4,900	4,753
Sorenson Communications, Inc.	(e)(f)(j)	Telecommunication Services	13.0%		10/31/21	14,346	13,388	14,633
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	1,000	647	595
Talos Production LLC	(j)	Energy	9.8%		2/15/18	1,500	1,364	1,358

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Triangle USA Petroleum Corp.	(j)(o)	Energy	6.8%		7/15/22	$2,350	$2,350	$1,542
U.S. Coatings Acquisition Inc.	(j)	Capital Goods	7.4%		5/1/21	2,000	2,000	2,125
Warren Resources, Inc.	(j)	Energy	9.0%		8/1/22	12,650	12,202	7,906
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	2,444
WMG Acquisition Corp.	(j)	Media	6.8%		4/15/22	6,000	6,000	5,520
York Risk Services Holding Corp.	(j)	Insurance	8.5%		10/1/22	3,350	3,350	3,348

Total Subordinated Debt							431,441	421,683

Collateralized Securities—6.3%
AMMC 2012 CDO 11A Class Subord.	(o)	Diversified Financials	12.4%		10/30/23	6,000	4,022	4,076
Apidos CLO XIV Class E	(o)	Diversified Financials	L+440		4/15/25	6,000	5,381	5,194
Ares 2012 CLO 2A Class Subord.	(o)	Diversified Financials	8.9%		10/12/23	8,500	6,614	5,698
CGMS CLO 2013-3A Class E	(o)	Diversified Financials	L+525		7/15/25	5,000	4,495	4,215
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	14.6%		7/15/25	22,000	15,890	18,949
Halcyon Loan Advisors Funding 2013-2 Class Subord.	(o)	Diversified Financials	15.2%		8/1/25	15,000	11,363	14,628
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(o)	Diversified Financials	14.3%		12/20/21	76,260	75,735	78,739
NewStar Clarendon 2014-1A Class D	(o)(n)	Diversified Financials	L+435		1/25/27	1,060	993	993
NewStar Clarendon 2014-1A Sub B	(o)(n)	Diversified Financials	12.4%		1/25/27	12,140	12,013	12,013
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	14.9%		1/15/24	4,650	2,926	3,715
Wind River CLO Ltd. 2013-1A Class Subord. B	(o)	Diversified Financials	12.6%		4/20/25	40,720	32,636	36,370

Total Collateralized Securities							172,068	184,590

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.6%
A.T. Cross Co., Common Equity, Class A Units	(p)	Retailing				1,000,000	1,000	1,000
Abaco Energy Technologies LLC, Common Equity	(p)	Energy				3,055,556	3,056	3,056
ACP FH Holdings GP, LLC, Common Equity	(p)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(p)	Consumer Durables & Apparel				8,768,572	8,769	8,769
Altus Power America Holdings, Inc., Preferred Equity	(p)	Energy				253,925	254	254
Amaya Gaming Group Inc., Warrants	(o)(p)	Consumer Services				2,000,000	16,832	35,179
American Energy Appalachia Holdings, LLC, Common Equity	(p)(q)	Energy				13,555,557	12,900	13,556
AP Exhaust Holdings, LLC, Common Equity	(p)(r)	Automobiles & Components				8,378	8,378	5,990

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2014

(in thousands, except share amounts)

Portfolio Company	Footnotes	Industry	Number of Shares/ Contracts	Cost	Fair Value(d)
BPA Laboratories, Inc., Series A Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	$—	$—
BPA Laboratories, Inc., Series B Warrants	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants	(o)(p)	Retailing	17,256,081	1,898	5,003
Cimarron Energy Inc., Common Equity	(p)	Energy	2,500,000	2,500	2,500
CoSentry.Net, LLC, Preferred Equity	(p)	Software & Services	2,632	2,500	4,185
DHS Technologies LLC	(f)	Capital Goods	60,872	5,000	1,468
Eastman Kodak Co., Common Equity	(p)	Consumer Durables & Apparel	1,846	36	40
ERC Ireland Holdings Ltd., Common Equity	(o)(p)(n)	Telecommunication Services	22,401	2,548	3,550
ERC Ireland Holdings Ltd., Warrants	(o)(p)	Telecommunication Services	4,943	598	783
FourPoint Energy, LLC, Common Equity, Class C Units	(p)(r)	Energy	13,000	13,000	16,575
FourPoint Energy, LLC, Common Equity, Class D Units	(p)(r)	Energy	2,437	1,610	3,132
Industrial Group Intermediate Holdings, LLC, Common Equity	(p)(r)	Materials	2,107,438	2,107	2,950
MB Precision Holdings LLC, Common Equity	(p)	Capital Goods	2,287,659	2,288	2,288
MModal Inc., Common Equity	(e)(g)(p)	Health Care Equipment & Services	132,235	2,182	1,989
New Star Metals Inc., Common Equity		Capital Goods	2,223,246	2,250	2,890
NewStar Financial, Inc., Warrants	(o)(p)	Diversified Financials	4,750,000	30,115	31,350
Professional Plumbing Group, Inc., Common Equity	(p)	Capital Goods	3,000,000	3,000	4,200
PSAV Holdings LLC, Common Equity	(p)	Technology Hardware & Equipment	10,000	10,000	15,000
Sorenson Communications, Inc., Common Equity	(e)(f)(p)	Telecommunication Services	43,796	—	20,466
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(y)	Energy	1,250,000	2,010	1,947
Therakos, Inc., Common Equity		Pharmaceuticals, Biotechnology & Life Sciences	14,366	1,478	6,169
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	4,000	2,895	1,360
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	2,022	1,175
Weight Watchers International, Inc., Put Option	(o)(p)(u)	Food & Staples Retailing	5,000	1,504	863

Total Equity/Other				142,819	197,776

Unfunded Contingent Warrant Commitment					(4,950)

Net Equity/Other					192,826

TOTAL INVESTMENTS—151.0%				$4,409,806	4,396,228

LIABILITIES IN EXCESS OF OTHER ASSETS—(51.0%)	(v)				(1,484,438)

NET ASSETS—100.0%					$2,911,790

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

The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2015, the Company had nine wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2015. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in target companies, in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity. Any such minority interests are generally acquired in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, FSIC II Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins with FSIC II Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•	FSIC II Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and FSIC II Advisor’s management team, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

•	following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of FSIC II Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FSIC II Advisor, or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FSIC II Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.

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

The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The Company’s board of directors, in its determination of fair value, may consider various factors, such as multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or the Company’s actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

FSIC II Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC II Advisor’s management team, any approved independent third party valuation services and the Company’s board of directors may also consider the

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with FSIC II Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is solely responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FSIC II Advisor’s management team, and has authorized FSIC II Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FSIC II Advisor’s implementation of the valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

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

Subordinated Income Incentive Fee: Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC II Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any,

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of December 31, 2015, the Company had no outstanding credit default swap contracts.

Offering Costs: Offering costs primarily include, among other things, marketing expenses and printing, legal and due diligence fees and other costs pertaining to the Company’s continuous public offering of its shares of common stock. The Company has charged offering costs against capital in excess of par value on the consolidated balance sheets.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2015, 2014 and 2013, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company currently intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2014 and 2013 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2015. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	46,680,052	$486,879	191,695,887	$1,991,124
Reinvestment of Distributions	12,552,400	116,784	13,520,133	129,347	5,523,072	52,057

Total Gross Proceeds	12,552,400	116,784	60,200,185	616,226	197,218,959	2,043,181
Commissions and Dealer Manager Fees	—	—	—	(44,484)	—	(186,143)

Net Proceeds to Company	12,552,400	116,784	60,200,185	571,742	197,218,959	1,857,038
Share Repurchase Program	(4,081,651)	(38,034)	(1,735,154)	(16,665)	(259,669)	(2,447)

Net Proceeds from Share Transactions	8,470,749	$78,750	58,465,031	$555,077	196,959,290	$1,854,591

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 1, 2016, the Company had issued a total of 331,408,669 shares of common stock and raised total gross proceeds of $3,382,697, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the years ended December 31, 2015, 2014 and 2013, the Company sold 12,552,400, 60,200,185 and 197,218,959 shares of common stock for gross proceeds of $116,784, $616,226 and $2,043,181 at an average price per share of $9.30, $10.24 and $10.36, respectively. All of the shares of common stock the Company issued during the year ended December 31, 2015 were issued on account of reinvested stockholder distributions pursuant to the Company’s dividend reinvestment plan. The gross proceeds received during the years ended December 31, 2014 and 2013 include reinvested stockholder distributions of $129,347 and $52,057 for which the Company issued 13,520,133 and 5,523,072 shares of common stock, respectively. During the period from January 1, 2016 to March 1, 2016, the Company issued 3,799,442 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $31,963 at an average price per share of $8.41.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0, $44,484 and $186,143 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Under the Company’s share repurchase program, the Company intends to offer to repurchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the Company’s distribution reinvestment plan is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the years ended December 31, 2015, 2014 and 2013:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2013
December 31, 2012(1)	January 2, 2013	—	—	$9.225	—
March 31, 2013	April 1, 2013	76,086	100%	$9.360	$712
June 30, 2013	July 1, 2013	45,414	100%	$9.450	$429
September 30, 2013	October 2, 2013	138,169	100%	$9.450	$1,306
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	$9.640	$5,641
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	$9.450	$9,430
September 30, 2015	October 1, 2015	1,619,728	100%	$9.100	$14,740

(1)	No shares were tendered for repurchase in connection with the quarterly tender offer.

On January 4, 2016, the Company repurchased 1,779,357 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $8.550 per share for aggregate consideration totaling $15,214.

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

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FSIC II Advisor will not earn this part of the incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. This “catch-up” feature allows FSIC II Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, Franklin Square Holdings funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering shares of and marketing the Company’s common stock. Organization and offering costs funded directly by Franklin Square Holdings were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to Franklin Square Holdings for organization and offering costs previously funded, were recorded as a reduction of capital.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS2 received under the dealer manager agreement during the years ended December 31, 2015, 2014 and 2013:

			Year Ended December 31,
Related Party	Source Agreement	Description	2015	2014	2013
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$89,182	$82,325	$38,677
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$(9,234)	$6,164
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$72,664	$33,251	$8,871
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,917	$4,607	$2,732
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$1,087	$3,316
FS2	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$8,821	$35,718

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the year ended December 31, 2015 is net of waivers of $10,252. During the years ended December 31, 2015, 2014 and 2013, $90,722, $74,269 and $26,131, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2015, $21,529 in base management fees were payable to FSIC II Advisor.

(2)	During the year ended December 31, 2015, the Company did not accrue any capital gains incentive fees based on the performance of its portfolio. During the year ended December 31, 2014, the Company reversed $9,234 of capital gains incentive fees previously accrued based on the performance of its portfolio. During the year ended December 31, 2013, the Company accrued capital gains incentive fees of $6,164 based on the performance of its portfolio, all of which was based on unrealized gains. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. Effective as of March 31, 2013, FSIC II Advisor voluntarily agreed to waive any capital gains incentive fees calculated in accordance with GAAP to the extent such fees exceeded those which would be payable in accordance with the “look through” methodology described more fully in Note 2. This waiver resulted in a reduction of $441 to the amount of capital gains incentive fees payable to FSIC II Advisor with respect to realized gains. Accordingly, the Company reduced the amount of accrued capital gains incentive fees payable to FSIC II Advisor by $441 effective as of March 31, 2013. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2015. As of December 31, 2015, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the years ended December 31, 2015, 2014 and 2013, $71,744, $17,917 and $8,871, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2015, a subordinated incentive fee on income of $16,254 was payable to FSIC II advisor.

(4)	During the years ended December 31, 2015, 2014 and 2013, $3,679, $4,173 and $2,216, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $4,370, $3,333 and $2,342, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2015, 2014 and 2013, respectively.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(5)	During the years ended December 31, 2015, 2014 and 2013, the Company incurred offering costs of $0, $1,686, $7,900, respectively, of which $0, $1,087 and $3,316, respectively, related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS2 and not re-allowed to selected broker-dealers.

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

In June 2012, pursuant to a private placement, Messrs. Forman and Adelman agreed to purchase, through affiliated entities controlled by each of them, 222,222 additional shares of common stock at $9.00 per share, which represented the initial public offering price of $10.00 per share, excluding selling commissions and dealer manager fees. The principals will not tender these shares of common stock for repurchase as long as FSIC II Advisor remains the Company’s investment adviser. In connection with the same private placement, certain members of the Company’s board of directors and other individuals and entities affiliated with FSIC II Advisor purchased 1,247,267 shares of common stock, and certain individuals and entities affiliated with GDFM purchased 574,444 shares of common stock, in each case at a price of $9.00 per share. In connection with the private placement, the Company sold an aggregate of 2,043,933 shares of common stock for aggregate gross proceeds of $18,395 upon satisfying the minimum offering requirement on June 18, 2012. As of March 1, 2016, the Company had issued an aggregate of 3,587,422 shares of common stock for aggregate gross proceeds of $32,827 to members of the Company’s board of directors and individuals and entities affiliated with FSIC II Advisor and GDFM, including shares of common stock sold to Messrs. Forman and Adelman in December 2011 and shares sold in the private placement completed in June 2012.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated point. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) the Company will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of December 31, 2015, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

During the year ended December 31, 2013, the Company accrued an expense recoupment payable to sponsor of $2,041, which the Company offset against the reimbursements due on the Company’s consolidated balance sheets as of December 31, 2012 and made expense recoupment payments of $847 to Franklin Square Holdings. As of December 31, 2015 and 2014, no further amounts remained subject to repayment by the Company to Franklin Square Holdings in the future.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2015, 2014 and 2013:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2013	$0.7622	$114,307
2014	0.7395	223,554
2015	0.7540	239,145

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 12, 2015 and March 23, 2016, the Company’s board of directors declared regular monthly cash distributions for January 2016 through March 2016 and April 2016 through June 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

Under the Company’s distribution reinvestment plan, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from Franklin Square Holdings. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the years ended December 31, 2015, 2014 and 2013 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the years ended December 31, 2015, 2014 and 2013 was funded through the reimbursement of operating expenses by Franklin Square Holdings. However, the Company’s repayment of amounts previously reimbursed or waived by Franklin Square Holdings and its affiliates reduced the distributions that stockholders may otherwise have received during the year ended December 31, 2013. During the years ended December 31, 2015 and 2014, the Company did not repay any amounts to Franklin Square Holdings for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	229,252	96%	208,059	93%	104,102	91%
Short-term capital gains proceeds from the sale of assets	—	—	14,999	7%	10,205	9%
Long-term capital gains proceeds from the sale of assets	9,893	4%	496	0%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$239,145	100%	$223,554	100%	$114,307	100%

(1)	During the years ended December 31, 2015, 2014 and 2013, 94.8%, 94.3% and 91.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.7%, 3.0% and 7.6%, respectively, was attributable to non-cash accretion of discount and 2.5%, 2.7% and 1.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2015, 2014 and 2013 was $261,875, $211,511 and $111,686, respectively. As of December 31, 2015, 2014 and 2013, the Company had $58,827, $22,272 and $15,495, respectively, of undistributed net investment income and realized gains on a tax basis. The Company’s undistributed net investment income on a tax basis as of December 31, 2014 was adjusted following the filing of the Company’s 2014 tax return in September 2015. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2014 on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the reversal of non-deductible excise taxes, the reclassification of realized gains on credit default swaps to income

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

for tax purposes and, with respect to the years ended December 31, 2014 and 2013, the reversal of the required accrual for GAAP purposes of incentive fees on unrealized gains even though no such incentive fees on unrealized gains were payable by the Company and, with respect to the year ended December 31, 2013, the amount by which tax-basis income received by the Company with respect to collateralized securities and interests in partnerships exceeded its GAAP-basis income and the inclusion of a portion of the periodic net settlement payments due on the Company’s total return swap in tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
GAAP-basis net investment income	$290,649	$242,676	$90,674
Reversal of incentive fee accrual on unrealized gains	—	(9,234)	6,164
Taxable income adjustment on collateralized securities and partnerships	—	—	7,857
Reclassification of unamortized original issue discount and prepayment fees	(35,727)	(12,821)	(3,275)
Reclassification of realized gains on credit default swap	(19,588)	7,535	—
Reversal of mark-to-market on outstanding credit default swaps	19,426	(19,426)	—
Excise taxes	1,885	1,227	—
Tax-basis net investment income portion of total return swap payments	—	—	10,269
Other miscellaneous differences	5,230	1,554	(3)

Tax-basis net investment income	$261,875	$211,511	$111,686

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2015, the Company increased accumulated net realized gains on investments and gain/loss on foreign currency by $53,643 and decreased capital in excess of par value and undistributed net investment income by $5,127 and $48,516, respectively. During the year ended December 31, 2014, the Company increased accumulated net realized gains on investments and gain/loss on foreign currency by $5,590 and decreased capital in excess of par value and undistributed net investment income by $3,099 and $2,491, respectively.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2015 and 2014, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2015	2014
Distributable ordinary income (income and short-term capital gains)	$45,002	$12,379
Distributable realized gains (long-term capital gains)	13,825	9,893
Unamortized organization costs	(175)	(189)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(356,353)	(24,783)

Total	$(297,701)	$(2,700)

(1)	As of December 31, 2015 and 2014, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $78,871 and $120,784, respectively. As of December 31, 2015 and 2014, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $435,224 and $145,567, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,889,228 and $4,421,004 as of December 31, 2015 and 2014, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(356,353) and $(24,783) as of December 31, 2015 and 2014, respectively.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,916,090	$2,802,207	62%	$2,360,706	$2,346,905	53%
Senior Secured Loans—Second Lien	1,012,224	902,113	20%	1,019,318	1,001,313	23%
Senior Secured Bonds	244,558	181,200	4%	283,454	248,911	6%
Subordinated Debt	411,824	319,019	7%	431,441	421,683	10%
Collateralized Securities	118,590	113,383	2%	172,068	184,590	4%
Equity/Other	174,099	214,953	5%	142,819	192,826	4%

Total	$4,877,385	$4,532,875	100%	$4,409,806	$4,396,228	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2015, except for Allen Systems Group, Inc. and JW Aluminum Co., in which the Company held senior secured loans and equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2015, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. As of December 31, 2014, the Company had eight senior secured loan investments with aggregate unfunded commitments of $145,739 and one senior secured bond investment with an unfunded commitment of $16,977. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt and equity investments, see the Company’s audited consolidated schedules of investments as of December 31, 2015 and 2014.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,923	5%	$177,900	4%
Capital Goods	474,141	11%	383,827	9%
Commercial & Professional Services	335,256	7%	274,316	6%
Consumer Durables & Apparel	351,431	8%	266,710	6%
Consumer Services	470,309	10%	733,804	17%
Diversified Financials	275,053	6%	288,250	7%
Energy	624,508	14%	601,604	14%
Food & Staples Retailing	7,566	0%	12,585	0%
Food, Beverage & Tobacco	4,310	0%	9,365	0%
Health Care Equipment & Services	98,425	2%	80,589	2%
Household & Personal Products	—	—	3,126	0%
Insurance	83,488	2%	98,174	2%
Materials	337,665	7%	269,531	6%
Media	102,906	2%	131,353	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,659	0%	62,970	1%
Real Estate	1,707	0%	—	—
Retailing	113,654	3%	112,094	3%
Semiconductors & Semiconductor Equipment	15,397	0%	—	—
Software & Services	490,803	11%	328,443	8%
Technology Hardware & Equipment	234,989	5%	230,554	5%
Telecommunication Services	158,383	4%	229,690	5%
Transportation	115,302	3%	101,343	2%

Total	$4,532,875	100%	$4,396,228	100%

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

As of December 31, 2015 and 2014, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2015	December 31, 2014
Level 1—Price quotations in active markets	$23	$3,438
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,532,852	4,392,790

Total	$4,532,875	$4,396,228

As of December 31, 2015 and 2014, the Company’s credit default swaps were categorized as follows in the fair value hierarchy:

	December 31, 2015		December 31, 2014
Valuation Inputs	Asset	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	—	—	—	(30,048)

Total	$—	$—	$—	$(30,048)

The Company’s investments as of December 31, 2015 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-five senior secured loan investments, three senior secured bond investments, eight subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. One equity/other investment, which was traded on an active public market, was valued at its closing price as of December 31, 2015. Two senior secured loan investments, which were newly-issued and purchased near December 31, 2015, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

The Company’s investments as of December 31, 2014 consisted primarily of debt investments that were acquired directly from the issuer. Twenty-nine senior secured loan investments, one senior secured bond investment, four subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by an independent valuation firm, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were valued by the same independent valuation firm, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on active public markets, were valued at their closing price as of December 31, 2014. Three senior secured loan investments, two collateralized securities and one equity/other investment which were newly-issued and purchased near December 31, 2014, were valued at cost, as the Company’s board of directors determined that the cost of such investments was the best indication of its fair value. Except as described above, the Company valued its other investments and credit default swaps, including two equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2015 and 2014 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	7,627	3,135	2,992	18,622	214	—	32,590
Net realized gain (loss)	(2,350)	(2,488)	(15,657)	(18,271)	(906)	15,349	(24,323)
Net change in unrealized appreciation (depreciation)	(100,082)	(92,106)	(28,815)	(83,047)	(17,729)	(12,159)	(333,938)
Purchases	1,201,795	321,670	103,688	231,386	239	45,767	1,904,545
Paid-in-kind interest	5,109	4,785	1,803	1,599	—	—	13,296
Sales and redemptions	(656,797)	(334,196)	(131,722)	(252,953)	(53,025)	(23,415)	(1,452,108)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(87,029)	$(102,562)	$(51,396)	$(85,526)	$(13,812)	$769	$(339,556)

	For the Year Ended December 31, 2014
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$1,268,093	$697,240	$203,927	$276,640	$182,100	$27,764	$2,655,764
Accretion of discount (amortization of premium)	5,542	3,222	1,779	1,506	88	—	12,137
Net realized gain (loss)	1,085	1,023	(4,964)	5,787	—	—	2,931
Net change in unrealized appreciation (depreciation)	(32,561)	(30,420)	(19,895)	(8,092)	2,687	48,891	(39,390)
Purchases	1,937,477	769,796	189,249	353,232	13,226	112,733	3,375,713
Paid-in-kind interest	273	7,901	—	2,561	—	—	10,735
Sales and redemptions	(833,004)	(447,449)	(121,185)	(209,951)	(13,511)	—	(1,625,100)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(18,662)	$(20,718)	$(24,285)	$(5,424)	$2,687	$48,891	$(17,511)

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2015 and 2014 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

	For the Year Ended December 31,
	2015	2014
Market value at beginning of period	$(30,048)	$—
Net realized gain (loss)	(19,662)	7,535
Net change in unrealized appreciation (depreciation)	19,426	(19,426)
Swap premiums received	—	(17,420)
Coupon payments received	74	(737)
Premiums paid on exit	30,210	—
Net transfers in or out of Level 3	—	—

Market value at end of period	$—	$(30,048)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to credit default swaps still held at the reporting date	$—	$(19,426)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2015 and 2014 were as follows:

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,316,852	Market Comparables	Market Yield (%)	5.5% - 16.8%	10.0%
	1,192	Other(2)	Other	N/A	N/A
	474,663	Market Quotes	Indicative Dealer Quotes	30.0% - 102.0%	88.1%
	9,500	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	533,919	Market Comparables	Market Yield (%)	9.0% - 19.9%	14.5%
	368,194	Market Quotes	Indicative Dealer Quotes	1.8% - 100.0%	90.3%
Senior Secured Bonds	81,382	Market Comparables	Market Yield (%)	14.0% - 31.5%	20.6%
			EBITDA Multiples (x)	7.0x - 7.5x	7.3x
	99,818	Market Quotes	Indicative Dealer Quotes	14.0% - 94.4%	72.3%
Subordinated Debt	139,922	Market Comparables	Market Yield (%)	8.8% - 13.8%	12.2%
	12,959	Other(2)	Other	N/A	N/A
	166,138	Market Quotes	Indicative Dealer Quotes	14.0% - 104.1%	71.9%
Collateralized Securities	72,828	Market Comparables	Market Yield (%)	13.2% - 13.2%	13.2%
	40,555	Market Quotes	Indicative Dealer Quotes	37.9% - 91.0%	67.9%
Equity/Other	203,182	Market Comparables	EBITDA Multiples (x)	5.3x - 14.3x	8.9x
			Production Multiples (Mboe/d)	$50,000.0 - $55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 - $11.0	$9.4
			Capacity Multiple ($/kW)	$2,000.0 - $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% - 72.5%	46.8%
	11,748	Other(2)	Other	N/A	N/A

Total	$4,532,852

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

(2)	Fair value based on expected outcome of proposed corporate transactions or other various factors.

Type of Investment	Fair Value at December 31, 2014	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,413,100	Market Comparables	Market Yield (%)	4.8% - 12.3%	8.9%
	88,130	Other(2)	Other	N/A	N/A
	720,607	Market Quotes	Indicative Dealer Quotes	78.8% - 102.3%	96.0%
	125,068	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	427,476	Market Comparables	Market Yield (%)	8.5% - 12.0%	10.5%
	573,837	Market Quotes	Indicative Dealer Quotes	71.6% - 102.5%	96.4%
Senior Secured Bonds	36,648	Market Comparables	Market Yield (%)	10.5% - 11.0%	10.8%
	212,263	Market Quotes	Indicative Dealer Quotes	34.0% - 102.3%	86.2%
Subordinated Debt	169,295	Market Comparables	Market Yield (%)	8.8% - 13.0%	10.8%
	312	Other	Other	N/A	N/A
	252,076	Market Quotes	Indicative Dealer Quotes	41.5% - 116.3%	89.1%
Collateralized Securities	91,745	Market Comparables	Market Yield (%)	11.3% - 11.3%	11.3%
	92,845	Market Quotes	Indicative Dealer Quotes	67.0% - 97.5%	86.9%
Equity/Other	174,209	Market Comparables	EBITDA Multiples (x)	5.0x - 12.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 - $70,256.0	$52,330.5
			Proved Reserves Multiples (Mmboe)	$10.5 - $12.0	$11.3
			PV-10 Multiples (x)	1.7x - 1.8x	1.7x
		Option Valuation Model	Volatility (%)	37.5% - 55.5%	47.1%
	6,322	Market Quotes	Indicative Dealer Quotes	$13.8 - $132.7	$94.5
	8,857	Cost	Cost	$1.00 - $1.00	$1.00

Total	$4,392,790

Credit Default Swaps	$(30,048)	Market Quotes	Indicative Dealer Quotes	(81.9%) - (80.2%)	(81.2)%

(1)	Investments and credit default swaps using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed restructuring of a portfolio company.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2015.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$191,494	$8,506	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$114,200	$135,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2015 were $1,989,137 and 2.94%, respectively. As of December 31, 2015, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.90%.

On February 23, 2016, the Company entered into a revolving credit facility, or the FSIC II revolving credit facility, which provides for borrowings in an initial aggregate amount of up to $95,000. See Note 15 for additional information regarding the FSIC II revolving credit facility.

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

As of December 31, 2015 and 2014, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2015 and 2014, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $2,085 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Lehigh River was $1,150,608 and $1,189,438, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2015 and 2014, the fair value of assets held by Cobbs Creek was $345,813 and $392,225, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of December 31, 2015, $35 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the JPM facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$18,123	$18,123	$9,874
Amortization of deferred financing costs	39	39	39

Total interest expense	$18,162	$18,162	$9,913

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$18,123	$18,123	$8,063
Average borrowings under the facility	$550,000	$550,000	$299,666
Effective interest rate on borrowings	3.25%	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase Notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of Notes purchased. Subject to certain conditions, the maximum principal amount of Notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. As of December 31, 2015 and 2014, Notes in an aggregate principal amount of $689,655 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $75,400, respectively.

Schuylkill River will repurchase the Notes sold to Goldman under the Goldman facility no later than December 15, 2018. The repurchase price paid by Schuylkill River to Goldman will be equal to the purchase price paid by Goldman for the repurchased Notes, plus interest (referred to as financing fees) accrued at the applicable pricing rate under the Goldman facility. Up until March 15, 2015, financing fees accrued on the aggregate purchase price paid by Goldman for such Notes. Thereafter, financing fees commenced accruing on $400,000 (even if the aggregate purchase price paid for Notes purchased by Goldman was less than that amount), unless and until the outstanding amount is reduced in accordance with the terms of the Goldman facility. If the Goldman facility is accelerated prior to December 15, 2018 due to an event of default or the failure of Green Creek to commit to sell any underlying assets that become defaulted obligations within 30 days, then Schuylkill River must pay to Goldman a fee equal to the present value of the aggregate amount of the financing fees that would have been payable to Goldman from the date of acceleration through December 15, 2018 had the acceleration not occurred. The financing fee under the Goldman facility is equal to three-month LIBOR plus a spread of up to 2.50% per annum for the relevant period.

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

As of December 31, 2015 and 2014, Notes in an aggregate principal amount of $689,655 and $130,000, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $75,400, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of December 31, 2015 and 2014, Schuylkill River’s liability under the Goldman facility was $400,000 and $75,400, respectively, plus $1,443 and $89, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of December 31, 2015 and 2014, the fair value of assets held by Green Creek was $717,247 and $453,678, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2015, $1,612 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$9,872	$89
Amortization of deferred financing costs	532	23

Total interest expense	$10,404	$112

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$8,518	$—
Average borrowings under the facility(2)	$313,654	$75,400
Effective interest rate on borrowings	2.82%	2.76%
Weighted average interest rate	3.10%	2.76%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

(2)	Average borrowings for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014.

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

Borrowings under the Cooper River facility, prior to its amendment and restatement, accrued interest at a rate equal to three-month LIBOR, plus a spread of (a) 1.75% per annum from closing through March 26, 2015 and (b) 2.00% per annum thereafter. Borrowings under the amended and restated Cooper River facility will accrue interest at a rate per annum equal to three-month LIBOR (subject to a 0% floor) plus a spread of (i) 2.25% during the reinvestment period, (ii) 2.75% during the first year of the amortization period and (iii) 3.75% thereafter.

Under the terms of the original Cooper River facility, from June 24, 2013 through March 26, 2015, Cooper River was subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the original Cooper River facility had not been borrowed. Such non-usage fee did not apply from March 27, 2015 through the date the Cooper River facility was amended and restated. Under the amended and restated Cooper River facility, Cooper River pays a commitment fee of 0.75% per annum of the aggregate principal amount available under the Cooper River facility that has not been borrowed. Any amounts borrowed under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

As of December 31, 2015 and 2014, $191,494 and $170,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2015, $2,086 of such deferred financing costs had yet to be amortized to interest expense.

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

For the years ended December 31, 2015, 2014 and 2013, the components of total interest expense for the Cooper River facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Direct interest expense	$4,134	$3,424	$1,848
Non-usage fees	164	150	118
Amortization of deferred financing costs	974	518	397

Total interest expense	$5,272	$4,092	$2,363

For the years ended December 31, 2015, 2014 and 2013, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest expense(1)	$4,060	$3,582	$1,193
Average borrowings under the facility(2)	$174,535	$170,494	$118,460
Effective interest rate on borrowings (including the effect of non-usage fees)	2.46%	2.07%	2.01%
Weighted average interest rate (including the effect of non-usage fees)	2.43%	2.07%	2.13%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

(2)	Average borrowings under the Cooper River facility for the year ended December 31, 2013 were calculated since the inception date of the facility, or March 27, 2013.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of December 31, 2015 and 2014, $240,146 and $185,000, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $2,142 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$5,446	$1,798
Non-usage fees	649	1,208
Amortization of deferred financing costs	683	585

Total interest expense	$6,778	$3,591

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$5,825	$1,702
Average borrowings under the facility(2)	$199,868	$117,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.00%	3.03%
Weighted average interest rate (including the effect of non-usage fees)	3.01%	4.20%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	Average borrowings under the Wissahickon Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

As of December 31, 2015 and 2014, $250,000 and $249,500, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $3,054 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $1,809 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$7,625	$3,574
Non-usage fees	7	586
Amortization of deferred financing costs	789	456

Total interest expense	$8,421	$4,616

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$7,467	$2,588
Average borrowings under the facility(2)	$248,504	$178,056
Effective interest rate on borrowings (including the effect of non-usage fees)	3.04%	2.98%
Weighted average interest rate (including the effect of non-usage fees)	3.03%	3.52%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	Average borrowings under the Darby Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

As of December 31, 2015, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.45% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

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

As of December 31, 2015 and 2014, $114,200 and $230,800, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,335 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2015, $230 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$3,889	$1,996
Amortization of deferred financing costs	663	442

Total interest expense	$4,552	$2,438

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$4,174	$1,406
Average borrowings under the facility(2)	$215,753	$178,526
Effective interest rate on borrowings	1.93%	1.77%
Weighted average interest rate	1.78%	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	Average borrowings under the Dunning Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

Borrowings of Dunning Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Juniata River Credit Facility

On November 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a $300,000 senior secured term loan facility, or the Juniata River facility, with JPM, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, as collateral administrator.

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

As of December 31, 2015 and 2014, $300,000 and $180,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of December 31, 2015, $274 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2015 and 2014, the components of total interest expense for the Juniata River facility were as follows:

	Year Ended December 31,
	2015	2014
Direct interest expense	$8,085	$477
Amortization of deferred financing costs	73	8

Total interest expense	$8,158	$485

For the years ended December 31, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Year Ended December 31,
	2015	2014
Cash paid for interest expense(1)	$6,729	$—
Average borrowings under the facility(2)	$286,822	$139,555
Effective interest rate on borrowings	2.82%	2.73%
Weighted average interest rate	2.78%	2.73%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

(2)	Average borrowings under the Juniata River facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments (continued)

The Company had certain credit default swap contracts outstanding during the years ended December 31, 2015 and December 31, 2014. As of December 31, 2015, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the year ended December 31, 2015 was as follows:

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

See Note 7 for a summary of credit default swap activity for the year ended December 31, 2015.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2015, 2014, 2013 and 2012:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2012	$404,991	2.30	—	N/A
2013	$720,494	4.32	—	N/A
2014	$1,641,194	2.75	—	N/A
2015	$2,045,840	2.32	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was terminated on June 13, 2013.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015, 2014, 2013 and 2012. The Company has omitted the financial highlights for the period from July 13, 2011 (inception) to December 31, 2011 since the Company did not have investment operations as of December 31, 2011.

	Year Ended December 31,
	2015	2014	2013	2012
Per Share Data:(1)
Net asset value, beginning of period	$9.30	$9.39	$9.16	$9.00
Results of operations(2)
Net investment income	0.92	0.80	0.62	0.12
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	(1.11)	(0.17)	0.27	0.73

Net increase (decrease) in net assets resulting from operations	(0.19)	0.63	0.89	0.85

Stockholder distributions(3)
Distributions from net investment income	(0.72)	(0.69)	(0.69)	(0.28)
Distributions from net realized gain on investments	(0.03)	(0.05)	(0.07)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.74)	(0.76)	(0.39)

Capital share transactions
Issuance of common stock(4)	0.01	0.03	0.15	0.07
Repurchases of common stock(5)	—	—	—	—
Offering costs(2)	—	(0.01)	(0.05)	(0.28)
Reimbursement to investment adviser(2)	—	—	—	(0.33)
Capital contributions of investment adviser(2)	—	—	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	0.01	0.02	0.10	(0.30)

Net asset value, end of period	$8.37	$9.30	$9.39	$9.16

Shares outstanding, end of period	321,507,876	313,037,127	254,572,096	57,612,806

Total return(6)	(1.94)%	6.92%	10.81%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$2,690,412	$2,911,790	$2,390,985	$527,727

Ratio of net investment income to average net assets(7)	10.03%	8.43%	6.60%	1.29%

Ratio of operating expenses and excise taxes to average net assets(7)	8.59%	5.43%	5.46%	4.20%
Ratio of expenses reimbursed by sponsor to average net assets(7)	—	—	—	(1.14)%
Ratio of expense recoupment payable to sponsor to average net assets(7)	—	—	0.15%	—
Ratio of waived expenses to average net assets(7)	(0.35)%	—	—	—

Ratio of net operating expenses and excise taxes to average net assets(7)	8.24%	5.43%	5.61%	3.06%

Portfolio turnover	31.79%	43.79%	46.38%	111.30%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,045,840	$1,641,194	$720,494	$404,991

Asset coverage per unit(8)	2.32	2.75	4.32	2.30

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous public offering, as applicable, and pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at an offering price, net of selling commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2015	2014	2013	2012
Ratio of accrued capital gains incentive fees to average net assets	—	(0.32)%	0.45%	1.63%
Ratio of subordinated income incentive fees to average net assets	2.51%	1.16%	0.65%	—
Ratio of interest expense to average net assets	2.13%	1.16%	0.89%	0.13%
Ratio of excise taxes to average net assets	0.07%	0.04%	—	—

(8)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$123,665	$122,227	$167,830	$115,740
Operating expenses
Total operating expenses and excise taxes	58,645	57,822	67,456	54,890

Net investment income	65,020	64,405	100,374	60,850
Realized and unrealized gain (loss)	(181,512)	(127,124)	(43,912)	916

Net increase (decrease) in net assets resulting from operations	$(116,492)	$(62,719)	$56,462	$61,766

Per share information—basic and diluted
Net investment income	$0.20	$0.20	$0.32	$0.19

Net increase (decrease) in net assets resulting from operations	$(0.36)	$(0.20)	$0.18	$0.20

Weighted average shares outstanding	320,354,863	318,458,821	316,126,500	313,630,422

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$115,983	$102,219	$99,516	$81,065
Operating expenses
Total operating expenses and excise taxes	34,825	40,954	46,963	33,365

Net investment income	81,158	61,265	52,553	47,700
Realized and unrealized gain (loss)	(104,020)	(9,281)	31,925	29,668

Net increase (decrease) in net assets resulting from operations	$(22,862)	$51,984	$84,478	$77,368

Per share information—basic and diluted
Net investment income	$0.26	$0.20	$0.17	$0.17

Net increase (decrease) in net assets resulting from operations	$(0.07)	$0.17	$0.28	$0.27

Weighted average shares outstanding	311,321,362	307,734,691	305,302,628	282,039,917

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2015 and 2014. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 14. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in the financial statements. Under existing guidance, debt issuance costs are recognized as a deferred charge and presented as an asset on the balance sheet. The amendments to the guidance require that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest—Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC has indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs is not affected by the amendments to the guidance. The amendments to the FASB codification guidance are to be applied retrospectively with applicable disclosures for a change in accounting principle upon transition. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2015. Management of the Company is currently assessing the impact of this guidance on the Company’s consolidated financial statements.

Note 15. Subsequent Events

Revolving Credit Facility

On February 23, 2016, the Company entered into the FSIC II revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The FSIC II revolving credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $95,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $80,000 of additional commitments. The FSIC II revolving credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000 if one of the lenders or another party assumes the role of letter of credit issuer. The Company’s obligations under the FSIC II revolving credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries, tax blocker subsidiaries and foreign subsidiaries. The Company’s obligations under the FSIC II revolving credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.

Borrowings under the FSIC II revolving credit facility are subject to compliance with a borrowing base. Interest under the FSIC II revolving credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 0.75% per annum plus the greatest of (a) the “U.S. Prime Rate” as published in The Wall Street Journal, (b) the federal funds effective rate for such day plus 0.5%, (c) the three-month LIBOR plus 1% per annum and (d) zero; and (ii) loans for which the Company elects the Eurocurrency option is payable at a rate equal to LIBOR plus 1.75% per annum. The FSIC II revolving credit facility will be subject to a non-usage fee of 0.375% per annum on the unused portion of the commitment under the FSIC II revolving credit facility during the revolving period. The Company will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the FSIC II revolving credit facility.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 15. Subsequent Events (continued)

In connection with the FSIC II revolving credit facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company’s minimum stockholders’ equity, measured as of each fiscal quarter-end, must be greater than or equal to $1,350,000, plus 25% of the net proceeds of any post-closing equity offerings; and (b) the Company must maintain at all times a 200% asset coverage ratio.

The FSIC II revolving credit facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, ING, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the FSIC II revolving credit facility immediately due and payable. During the continuation of certain events of default and subject, in certain cases, to the instructions of the lenders, the Company must pay interest at a default rate.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 111.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Distribution Reinvestment Plan of the Company. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.2	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of January 1, 2013. (Incorporated by reference to Exhibit 4.3 filed with the Company’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2012 filed on November 14, 2012.)

4.3	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Termination Acknowledgement (TRS), dated as of June 13, 2013, by and between Del River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013.)

10.5	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.6	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.8	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.10	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.11	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.12	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.13	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.14	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.17	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.18	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.19	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.20	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.21	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.22	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.23	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.24	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.25	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.26	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.27	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.28	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.29	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.30	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.31	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.32	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.33	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.34	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.35	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.36	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto.

10.37	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.38	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.39	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.40	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.41	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.42*	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.43*	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.44*	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.45*	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.46	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.47	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.48	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.50	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.51	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.52	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.53	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.54	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.55	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS INVESTMENT CORPORATION II

Date: March 25, 2016	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2016	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2016	/s/ MICHAEL LAWSON Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2016	/s/ BARBARA ADAMS Barbara Adams Director

Date: March 25, 2016	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 25, 2016	/s/ STEPHEN T. BURDUMY Stephen T. Burdumy Director

Date: March 25, 2016	/s/ RICHARD I. GOLDSTEIN Richard I. Goldstein Director

Date: March 25, 2016	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 25, 2016	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director

Date: March 25, 2016	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director

Date: March 25, 2016	/s/ PAUL MENDELSON Paul Mendelson Director

Date: March 25, 2016	/s/ JOHN E. STUART John E. Stuart Director

Date: March 25, 2016	/s/ SCOTT J. TARTE Scott J. Tarte Director