Form 10-Q
period 2016-03-31
FS Investment Corp II
filed 2016-05-13
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 323,379,547 shares of common stock outstanding as of May 3, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,660,961 and $4,752,111, respectively)	$4,237,398	$4,391,357
Non-controlled/affiliated investments (amortized cost—$126,197 and $125,274, respectively)	145,066	141,518

Total investments, at fair value (amortized cost—$4,787,158 and $4,877,385, respectively)	4,382,464	4,532,875
Cash	343,175	228,781
Receivable for investments sold and repaid	9,046	1,925
Interest receivable	51,599	37,879
Deferred financing costs	5,743	6,267
Prepaid expenses and other assets	165	224

Total assets	$4,792,192	$4,807,951

Liabilities
Payable for investments purchased	$4,480	$—
Repurchase agreements payable (net of deferred financing costs of $1,500 and $1,647, respectively)(1)	948,500	948,353
Credit facilities payable (net of deferred financing costs of $257 and $274, respectively)	1,129,622	1,095,566
Stockholder distributions payable	9,789	20,273
Management fees payable	23,100	21,529
Subordinated income incentive fees payable(2)	17,477	16,254
Administrative services expense payable	1,129	1,392
Interest payable	10,516	9,980
Directors’ fees payable	274	278
Other accrued expenses and liabilities	1,619	3,914

Total liabilities	2,146,506	2,117,539

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 324,808,791 and 321,507,876 shares issued and outstanding, respectively	325	322
Capital in excess of par value	3,015,231	2,987,791
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(4)	(2,814)	11,785
Accumulated undistributed net investment income(4)	37,638	35,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(404,694)	(344,510)

Total stockholders’ equity	2,645,686	2,690,412

Total liabilities and stockholders’ equity	$4,792,192	$4,807,951

Net asset value per share of common stock at period end	$8.15	$8.37

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$114,589	$107,664
Fee income	2,891	7,706
Dividend income	—	370
From non-controlled/affiliated investments:
Interest income	2,511	—

Total investment income	119,991	115,740

Operating expenses
Management fees(1)	24,008	24,226
Subordinated income incentive fees(2)	15,840	15,213
Administrative services expenses	1,028	1,076
Stock transfer agent fees	537	341
Accounting and administrative fees	350	427
Interest expense	16,534	13,219
Directors’ fees	272	188
Other general and administrative expenses	1,065	1,051

Operating expenses	59,634	55,741
Management fee waiver(1)	(3,001)	(851)

Net expenses	56,633	54,890

Net investment income	63,358	60,850

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(14,602)	2,385
Net realized gain (loss) on credit default swaps	—	(19,588)
Net realized gain (loss) on foreign currency	3	(25)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(62,809)	(1,211)
Non-controlled/affiliated investments	2,625	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	(71)

Total net realized and unrealized gain (loss) on investments	(74,783)	916

Net increase (decrease) in net assets resulting from operations	$(11,425)	$61,766

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.04)	$0.20

Weighted average shares outstanding	322,374,639	313,630,422

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2016	2015
Operations
Net investment income	$63,358	$60,850
Net realized gain (loss) on investments, credit default swaps and foreign currency	(14,599)	(17,228)
Net change in unrealized appreciation (depreciation) on investments	(60,184)	(1,211)
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	(71)

Net increase (decrease) in net assets resulting from operations	(11,425)	61,766

Stockholder distributions(1)
Distributions from net investment income	(60,744)	(59,177)

Net decrease in net assets resulting from stockholder distributions	(60,744)	(59,177)

Capital share transactions(2)
Reinvestment of stockholder distributions	42,657	21,090
Repurchases of common stock	(15,214)	(5,496)

Net increase in net assets resulting from capital share transactions	27,443	15,594

Total increase (decrease) in net assets	(44,726)	18,183
Net assets at beginning of period	2,690,412	2,911,790

Net assets at end of period	$2,645,686	$2,929,973

Accumulated undistributed net investment income(1)	$37,638	$23,816

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(11,425)	$61,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(93,612)	(421,531)
Paid-in-kind interest	(5,285)	(3,662)
Proceeds from sales and repayments of investments	179,160	244,798
Net realized (gain) loss on investments	14,602	(2,385)
Net change in unrealized (appreciation) depreciation on investments	60,184	1,211
Net change in unrealized (appreciation) depreciation on credit default swap	—	(19,426)
Accretion of discount	(4,638)	(3,695)
Amortization of deferred financing costs	852	801
(Increase) decrease in collateral held at broker for open swap contracts	—	37,951
(Increase) decrease in receivable for investments sold and repaid	(7,121)	(68,729)
(Increase) decrease in interest receivable	(13,720)	(12,654)
(Increase) decrease in receivable for credit default swaps	—	62
(Increase) decrease in prepaid expenses and other assets	59	(250)
Increase (decrease) in payable for investments purchased	4,480	(45,707)
Increase (decrease) in management fees payable	1,571	306
Increase (decrease) in subordinated income incentive fees payable	1,223	(121)
Increase (decrease) in administrative services expense payable	(263)	(613)
Increase (decrease) in interest payable	536	2,649
Increase (decrease) in directors’ fees payable	(4)	(43)
Increase (decrease) in unamortized swap premiums received	—	(10,622)
Increase (decrease) in other accrued expenses and liabilities	(2,295)	(748)

Net cash provided by (used in) operating activities	124,304	(240,642)

Cash flows from financing activities
Reinvestment of stockholder distributions	42,657	21,090
Repurchases of common stock	(15,214)	(5,496)
Stockholder distributions	(71,228)	(48,419)
Borrowings under credit facilities(1)	35,000	122,600
Borrowings under repurchase agreements(2)	—	159,906
Repayments of credit facilities(1)	(961)	—
Deferred financing costs paid	(164)	(872)

Net cash provided by (used in) financing activities	(9,910)	248,809

Total increase (decrease) in cash	114,394	8,167
Cash at beginning of period	228,781	224,583

Cash at end of period	$343,175	$232,750

Supplemental disclosure
Local and excise taxes paid	$2,010	$986

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2016 and 2015, the Company paid $7,554 and $5,201 in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the three months ended March 31, 2016 and 2015, the Company paid $7,592 and $4,568, respectively, in interest expense pursuant to its repurchase agreements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—102.7%
5 Arch Income Fund 2, LLC	(p)(t)	Diversified Financials	10.5%		11/18/21	$3,327	$3,354	$3,327
5 Arch Income Fund 2, LLC	(p)(q)(t)	Diversified Financials	10.5%		11/18/21	15,673	15,673	15,673
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	39,208	39,207	35,189
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	26,646	25,355	15,987
Acision Finance LLC	(k)(l)	Software & Services	L+975	1.0%	12/15/18	30,992	30,066	30,682
Aeneas Buyer Corp.	(h)	Health Care Equipment & Services	L+500	1.0%	12/18/21	9,000	9,000	8,955
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+500	1.0%	12/18/21	9,000	9,000	8,955
Aeneas Buyer Corp.		Health Care Equipment & Services	L+813	1.0%	12/18/21	500	500	500
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+750	1.0%	12/18/21	100	100	100
Allen Systems Group, Inc.	(e)(g)(h)(w)	Software & Services	L+789, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	70,895	70,895	72,313
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	1,974	1,974	1,954
Altus Power America, Inc.	(q)	Energy	L+750	1.5%	10/10/21	1,151	1,151	1,139
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	150,717
Ascension Insurance, Inc.	(e)(g)(h)(i)	Insurance	L+825	1.3%	3/5/19	77,586	76,833	76,228
Aspect Software, Inc.		Software & Services	L+750, 0.3% PIK (0.3% Max PIK)	1.8%	5/7/16	6,737	6,740	13,733
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+806	1.0%	5/8/19	57,000	57,000	56,145
Atlas Aerospace LLC	(q)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	21,389
ATX Networks Corp.	(g)(h)(p)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,965	1,939	1,945
Avaya Inc.	(i)	Technology Hardware & Equipment	L+525	1.0%	5/29/20	3,884	3,884	2,613
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	113,563	113,563	113,563
BenefitMall Holdings, Inc.	(q)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	41,818
Blue Coat Holdings, Inc.	(q)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	2,002
Blueprint Sub, Inc.	(g)(h)(i)(k)(l)	Software & Services	L+750	1.0%	5/7/21	93,898	93,898	93,194
Blueprint Sub, Inc.	(q)	Software & Services	L+750	1.0%	5/7/21	12,281	12,281	12,189
Blueprint Sub, Inc.	(e)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(q)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	$16,530	$15,602	$6,199
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,738	2,749	2,560
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	5.4%		3/1/17	15,620	15,244	13,785
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	6.2%		3/1/17	10,707	10,472	9,225
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(o)(p)	Consumer Services	8.4%		3/1/17	66,665	66,463	56,821
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	34,045	32,571	31,594
CEVA Group Plc	(p)(q)	Transportation	L+500		3/19/19	20,000	20,000	16,750
Cimarron Energy Inc.	(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,105	24,105	22,779
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	1,919	1,834	1,924
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,758	39,169	37,401
Crestwood Holdings LLC	(g)	Energy	L+800		6/19/19	5,097	5,083	2,616
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,073	6,991	6,790
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,903	11,967	11,999
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,379	8,455	6,300
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,252	13,252	13,252
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,116	4,101	1,708
Greystone Bridge Manager LLC	(f)(p)	Diversified Financials	L+1050		5/1/20	37,705	37,866	36,951
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+808	1.0%	3/26/21	60,000	60,000	60,000
H.M. Dunn Co., Inc.	(q)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,429
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,333
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,593	48,593	48,593
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,583	84,583	83,737
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,530	13,530	13,530
Intralinks, Inc.	(g)(h)(k)(p)	Software & Services	L+525	2.0%	2/24/19	24,500	24,348	24,316
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	15,000	15,000	14,850
JMC Acquisition Merger Corp.	(q)	Capital Goods	L+750	1.0%	11/6/21	2,717	2,717	2,690
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,800	7,302	7,410
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	34,300
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,833	59,833	57,439

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	$2,439	$2,446	$1,482
Mood Media Corp.	(g)(p)	Media	L+600	1.0%	5/1/19	1,785	1,773	1,671
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,885	10,845
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,517	5,042
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,773	1,778	1,077
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	110,668	110,668	112,881
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+843	1.0%	4/27/21	84,472	84,472	85,739
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	2,348	2,348	2,348
Nobel Learning Communities, Inc.	(q)	Consumer Services	L+450	1.0%	4/27/20	8,832	8,832	8,832
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	70,563	70,563	56,803
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,281	2,291	1,973
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,272	59,272	58,086
Pittsburgh Glass Works, LLC	(e)(g)(l)	Automobiles & Components	L+912	1.0%	11/25/21	20,983	20,983	22,032
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	64,330
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	46,313
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,074
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,689	34,953	35,616
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+842	1.0%	11/25/21	26,000	26,000	25,870
Reddy Ice Corp.	(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	218	198	184
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,900	7,900	7,920
Rogue Wave Software, Inc.	(e)	Software & Services	L+804	1.0%	9/25/21	18,788	18,788	18,271
Sequential Brands Group, Inc.	(e)(i)(k)(l)(p)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	151,680
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	12,907	12,716	12,885
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+775, 0.0% PIK (1.5% Max PIK)	1.3%	8/16/19	43,316	42,934	36,439
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,225	99,864	100,225
Sports Authority, Inc.	(g)(n)(o)	Retailing	L+600	1.5%	11/16/17	7,818	7,851	1,134
Stallion Oilfield Holdings, Inc.	(e)(g)(h)(n)(o)	Energy	L+675	1.3%	6/19/18	16,430	16,170	8,913
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	8,628	8,264	8,542
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,122	9,625

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	$9,291	$9,131	$9,291
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+1100	1.0%	7/20/21	19,686	19,686	19,686
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,777	4,779	3,869
TierPoint, LLC	(g)(m)	Software & Services	L+450	1.0%	12/2/21	4,571	4,480	4,497
Transplace Texas, LP	(e)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	18,203
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	83,013	83,013	82,598
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,134	1,129	710
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	60,288
Warren Resources, Inc.	(e)(f)(k)(l)(n)	Energy	L+850	1.0%	5/22/20	70,443	70,443	56,707
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	115,928	115,928	117,667
Waste Pro USA, Inc.	(q)	Commercial & Professional Services	L+750	1.0%	10/15/20	7,333	7,333	7,443
Winchester Electronics Corp.	(i)(l)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,670
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	96,218
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,794
Zeta Interactive Holdings Corp.	(q)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,440

Total Senior Secured Loans—First Lien							3,012,404	2,889,416
Unfunded Loan Commitments							(172,973)	(172,973)

Net Senior Secured Loans—First Lien							2,839,431	2,716,443

Senior Secured Loans—Second Lien—32.5%
Alison US LLC	(j)(p)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,290	3,615
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	130
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	35,589	35,589	31,763
Arena Energy, LP	(e)	Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,238
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	245,354	244,432	231,859
Atlas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,387	54,103

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	$11,182	$10,451	$8,657
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,932	2,601
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,239	12,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,681	16,681	16,514
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,939	6,250
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	707
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,826	8,525
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,906	6,007
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,044
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,585	22,250
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,880	6,920
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,948	493
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	1,979	1,971	1,855
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,304	11,250
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,808	2,203
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,747	2,775
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,076	644
JW Aluminum Co.	(e)(f)(l)(w)	Materials	9.3% PIK (9.3% Max PIK)		11/17/20	30,771	30,771	30,156
Leedsworld Inc.	(e)(f)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,995	6,368
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,015	7,848
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,150
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,899	8,863	7,898
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,461	16,008
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,713	9,570
Paw Luxco II Sarl	(p)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,178	4,807
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,754	2,792
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,455	4,538
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,879	5,739

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	$60,000	$59,035	$58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,052	78,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,706	3,335
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,729	7,448
Spencer Gifts LLC	(l)	Retailing	L+825	1.0%	6/29/22	20,000	20,100	17,500
Templar Energy LLC	(f)(h)(n)	Energy	L+750	1.0%	11/25/20	29,582	28,727	3,328
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	43,475	43,177	42,361
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,046	17,942	9,610
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	13,000
Winebow Holdings, Inc.		Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,303

Total Senior Secured Loans—Second Lien							975,549	860,262

Senior Secured Bonds—5.9%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,610	9,763
American Energy—Woodford, LLC	(f)(n)(o)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	1,979	531
Aspect Software, Inc.	(f)(n)(o)	Software & Services	10.6%		5/15/17	8,005	8,141	232
Avaya Inc.		Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,480	3,725
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,491	5,542
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,976	32,074
CEVA Group Plc	(j)(p)	Transportation	9.0%		9/1/21	2,000	2,000	1,345
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,618	45,109
FourPoint Energy, LLC	(f)(q)	Energy	8.0%		12/31/20	3,656	3,638	2,879
Global A&T Electronics Ltd.	(f)(l)(p)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,830	12,888
Lightstream Resources Ltd.	(f)(p)	Energy	9.9%		6/15/19	5,313	5,313	4,609
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	32,697	27,262
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,150	5,547
SandRidge Energy, Inc.	(j)(n)(o)	Energy	8.8%		6/1/20	11,700	11,675	2,866

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	$7,057	$6,831	$6,492

Total Senior Secured Bonds							249,429	160,864
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							245,791	157,226

Subordinated Debt—12.1%
Algeco Scotsman Global Finance Plc	(f)(p)	Commercial & Professional Services	10.8%		10/15/19	3,400	2,778	1,011
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,026	373
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,647	1,041
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,732	318
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,017	5,609
Bellatrix Exploration Ltd.	(p)	Energy	8.5%		5/15/20	5,000	4,915	2,612
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,571	3,428
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	38,752
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,526	16,142
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	10,120	9,490	9,525
Eclipse Resources Corp.	(p)	Energy	8.9%		7/15/23	9,175	8,993	4,699
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	233	69
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	654	654	654
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,155	4,155	4,155
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	859	859	859
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	808	808	808
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	5,966	5,966	5,966
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	976	976	976

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$511	$511	$511
Jupiter Resources Inc.	(i)(p)	Energy	8.5%		10/1/22	28,800	26,599	15,273
Mood Media Corp.	(e)(f)(p)	Media	9.3%		10/15/20	46,207	45,705	30,962
Navistar International Corp.	(j)(l)(p)	Capital Goods	8.3%		11/1/21	13,900	12,933	10,338
NewStar Financial, Inc.	(e)(i)(k)(l)(p)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	121,914	102,000
Ocean Rig UDW Inc.	(f)(p)	Energy	7.3%		4/1/19	4,700	4,700	2,849
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	13,847	13,847	9,572
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,127	23,494
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	400
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,044	5,310
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,310	3,168
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,169	1,379
TI Group Automotive Systems, LLC	(j)(p)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,877
Windstream Corp.	(j)(p)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,908
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,531	5,354

Total Subordinated Debt							408,307	319,392

Collateralized Securities—4.0%
CGMS CLO 2013-3A Class Subord.	(p)	Diversified Financials	12.0%		7/15/25	17,000	9,275	7,093
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(p)	Diversified Financials	10.9%		12/20/21	76,260	76,253	73,591
NewStar Clarendon 2014-1A Class D	(p)	Diversified Financials	L+435		1/25/27	1,060	993	941
NewStar Clarendon 2014-1A Class Subord. B	(p)	Diversified Financials	13.2%		1/25/27	12,140	10,704	9,897
Octagon CLO 2012-1A Class Income	(p)	Diversified Financials	2.9%		1/15/24	4,650	2,106	1,366
Wind River CLO Ltd. 2013-1A Class Subord. B	(p)	Diversified Financials	11.5%		4/20/25	26,720	17,659	13,933

Total Collateralized Securities							116,990	106,821

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—8.4%
5 Arches, LLC, Common Equity	(o)(p)(s)	Diversified Financials	4,738	$125	$125
A.T. Cross Co., Common Equity, Class A Units	(f)(o)	Retailing	1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(o)	Retailing	243,478	243	61
Abaco Energy Technologies LLC, Common Equity	(o)	Energy	3,055,556	3,056	153
ACP FH Holdings GP, LLC, Common Equity	(f)(o)	Consumer Durables & Apparel	88,571	89	100
ACP FH Holdings, LP, Common Equity	(f)(o)	Consumer Durables & Apparel	8,768,572	8,769	9,899
Allen Systems Group, Inc., Common Equity	(o)(w)	Software & Services	625,178	13,475	30,759
Altus Power America Holdings, LLC, Preferred Equity		Energy	658,092	656	1,152
Altus Power America Management, LLC, Class B Units	(o)(u)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(o)(p)	Consumer Services	2,000,000	16,832	15,860
AP Exhaust Holdings, LLC, Common Equity	(o)(s)	Automobiles & Components	8,378	8,378	3,519
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(r)	Energy	128,734,129	38,700	28,846
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(o)(p)	Retailing	3,451,216	1,898	1,173
Cimarron Energy Holdco Inc., Common Equity	(o)	Energy	3,201,631	2,991	2,241
DHS Technologies LLC, Common Equity	(f)(o)	Capital Goods	60,872	5,000	1,059
Eastman Kodak Co., Common Equity	(o)	Consumer Durables & Apparel	1,846	36	20
FourPoint Energy, LLC, Common Equity, Class C Units	(o)(s)	Energy	13,000	13,000	4,258
FourPoint Energy, LLC, Common Equity, Class D Units	(o)(s)	Energy	2,437	1,610	804
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(p)	Commercial & Professional Services	5,496,503	5,497	5,497
Harvey Holdings, LLC, Common Equity	(o)	Capital Goods	666,667	667	1,100
Industrial Group Intermediate Holdings, LLC, Common Equity	(o)(s)	Materials	2,107,438	2,107	3,477
JMC Acquisition Holdings, LLC, Common Equity	(o)	Capital Goods	1,449	1,449	1,449
JW Aluminum Co., Common Equity	(e)(f)(l)(o)(w)	Materials	244	—	563
JW Aluminum Co., Preferred Equity	(e)(f)(l)(o)(w)	Materials	1,128	11,056	11,275
MB Precision Investment Holdings LLC, Class A-2 Units	(o)(s)	Capital Goods	2,287,659	2,288	1,144
New Star Metals Inc., Common Equity	(f)(o)	Capital Goods	2,223,246	2,250	2,668

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(o)(p)	Diversified Financials	6,000,000	$30,115	$13,500
Professional Plumbing Group, Inc., Common Equity	(f)(o)	Capital Goods	3,000,000	3,000	5,400
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	32,000
Sequential Brands Group, Inc., Common Equity	(f)(o)(p)	Consumer Durables & Apparel	408,685	5,517	2,611
Sorenson Communications, Inc., Common Equity	(e)(f)(o)	Telecommunication Services	43,796	—	30,057
Sunnova Energy Corp., Common Equity	(o)	Energy	384,746	1,444	2,047
Sunnova Energy Corp., Preferred Equity	(o)	Energy	545,450	2,903	2,902
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(v)	Energy	1,250,000	2,010	1,375
Zeta Interactive Holdings Corp., Preferred Equity	(o)	Software & Services	620,025	4,929	5,226

Total Equity/Other				201,090	222,320

TOTAL INVESTMENTS—165.6%				$4,787,158	4,382,464

LIABILITIES IN EXCESS OF OTHER ASSETS—(65.6%)					(1,736,778)

NET ASSETS—100.0%					$2,645,686

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.63%, the Euro Interbank Offered Rate, or EURIBOR, was (0.24)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Position or portion thereof unsettled as of March 31, 2016.

(n)	Security was on non-accrual status as of March 31, 2016.

(o)	Security is non-income producing.

(p)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2016, 86.4% of the Company’s total assets represented qualifying assets.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(v)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of March 31, 2016.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2016

(in thousands, except share amounts)

(w)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns 25% or more of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2016, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but would not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the three months ended March 31, 2016:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	—	$213	—	$1,801	—	—	—	$711
Senior Secured Loans—Second Lien
JW Aluminum Co.	—	$710	—	$710	—	—	—	$(615)
Equity/Other
Allen Systems Group, Inc. Common Equity	—	—	—	—	—	—	—	$1,938
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	$563
JW Aluminum Co., Preferred Equity	—	—	—	—	—	—	—	$28

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	$2,737	$2,750	$2,689
Caesars Entertainment Operating Co., Inc.	(k)(n)(o)	Consumer Services	5.2%		3/1/17	15,620	15,158	13,380
Caesars Entertainment Operating Co., Inc.	(k)(n)(o)	Consumer Services	6.0%		3/1/17	15,707	15,288	13,495
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(n)(o)	Consumer Services	8.1%		3/1/17	68,576	68,321	53,635
Caesars Entertainment Operating Co., Inc.	(n)(o)	Consumer Services	8.8%		10/31/16	2,671	2,685	2,267
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	34,132	32,591	31,167
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	17,300
Cimarron Energy Inc.	(k)(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,250	24,250	24,129
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	2,186	2,078	2,177
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,788	39,224	37,964
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	62,331	62,331	63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,151	3,350
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,091	7,003	6,146
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,935	11,962	12,191
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,379	8,374	7,566
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,346
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,126	4,111	2,744
Greystone Bridge Manager LLC	(f)(o)	Diversified Financials	L+1050		5/1/20	33,672	33,842	32,998
Greystone Bridge Manager LLC	(o)(p)	Diversified Financials	L+1050		5/1/20	4,033	4,033	3,953
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+809	1.0%	3/26/21	60,000	60,000	59,400
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,214
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,333
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,935
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,721	84,721	83,873
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	10,151	10,151	10,607
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,563	24,399	24,378
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	15,000	15,000	15,000
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	11/6/21	2,717	2,717	2,717
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,900	7,374	7,466

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	$35,000	$35,000	$34,300
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,990	59,990	59,390
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,532	1,186
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,789	1,776	1,704
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,887	11,023
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,515	5,139
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,835	1,841	863
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	120,750	120,750	120,750
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	70,563	70,563	61,037
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,287	2,298	2,069
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,425	59,425	58,831
Pittsburgh Glass Works, LLC	(e)(g)(l)	Automobiles & Components	L+916	1.0%	11/25/21	20,983	20,983	20,983
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	64,330
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,975
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,784	34,941	36,840
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+842	1.0%	11/25/21	26,000	26,000	26,018
Reddy Ice Corp.	(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,898	1,710	1,566
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,950	7,950	7,925
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+804	1.0%	9/25/21	18,788	18,788	18,553
Sequential Brands Group, Inc.	(e)(i)(k)(l)(o)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	156,420
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	13,281	13,075	12,683
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	43,247	42,836	31,408
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,480	100,100	100,731
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	7,818	7,854	2,560
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,430	16,146	8,905

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	$9,925	$9,489	$9,900
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,070	9,471
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,435	14,160	14,110
Sunnova Asset Portfolio 5 Holdings, LLC	(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	414	414	404
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,686	19,686	19,686
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,777	4,779	4,216
Transplace Texas, LP	(e)(g)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	17,843
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	84,292	84,292	84,292
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,137	1,132	783
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,477
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	70,443	70,443	57,411
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,320	111,320	112,990
Waste Pro USA, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,406
Winchester Electronics Corp.	(i)(l)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,670
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	96,218
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,684
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,416

Total Senior Secured Loans—First Lien							3,119,499	3,005,616
Unfunded Loan Commitments							(203,409)	(203,409)

Net Senior Secured Loans—First Lien							2,916,090	2,802,207

Senior Secured Loans—Second Lien—33.5%
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	78
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	33,514	33,514	30,581
Arena Energy, LP	(e)	Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	$244,118	$243,105	$218,485
Altas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,296	53,590
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,419	8,964
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,870	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,232	11,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,937	5,725
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	788
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,798	9,050
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,905	6,308
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,394
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,306	2,744
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,563	21,625
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,875	7,640
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,919	425
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	1,979	1,971	1,869
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,807	2,675
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,748	3,330
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,070	794
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850	0.8%	11/17/20	30,061	30,061	30,061
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,977	6,942
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,021	8,482
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	16,971
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,925	7,438
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,452	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,721	12,144
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,157	4,361
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,751	4,911

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	$5,500	$5,453	$5,088
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,876	5,838
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,001	58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,020	79,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,705	3,531
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,728	7,216
Templar Energy LLC	(f)(h)	Energy	L+750	1.0%	11/25/20	29,231	28,697	3,544
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,965	44,361
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,160	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,092	17,979	11,624
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,610
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,608

Total Senior Secured Loans—Second Lien							1,012,224	902,113

Senior Secured Bonds—6.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,439	17,484
American Energy—Woodford, LLC	(f)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	2,006	369
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	8,005	8,159	6,574
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,478	4,102
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,416	6,353
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,991	33,802
CEVA Group Plc	(f)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,579
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,556	44,536
FourPoint Energy, LLC	(f)(p)	Energy	8.0%		12/31/20	3,656	3,638	2,843
Global A&T Electronics Ltd.	(f)(l)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,784	15,397
Lightstream Resources Ltd.	(f)(o)	Energy	9.9%		6/15/19	5,313	5,313	4,436
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	31,751	33,205
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,168	3,992
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,675	3,572

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	$7,057	$6,822	$6,594

Total Senior Secured Bonds							248,196	184,838
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							244,558	181,200

Subordinated Debt—11.9%
Algeco Scotsman Global Finance Plc	(f)(o)	Commercial & Professional Services	10.8%		10/15/19	3,400	2,745	1,331
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,002	474
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,617	1,505
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,717	465
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,021	4,554
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,911	3,369
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,546	3,162
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,520	17,803
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	6,500	6,266	5,135
Communications Sales & Leasing, Inc.	(j)(o)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(j)(o)	Energy	8.9%		7/15/23	9,175	8,990	4,416
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	232	129
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	636
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	5,746	5,746	5,746

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$940	$940	$940
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,535	11,556
Legacy Reserves LP	(j)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	8,250	8,126	1,660
Mood Media Corp.	(e)(f)(o)	Media	9.3%		10/15/20	46,207	45,676	29,630
Navistar International Corp.	(j)(l)(o)	Capital Goods	8.3%		11/1/21	15,240	14,155	10,311
NewStar Financial, Inc.	(e)(i)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	137,500	109,003	100,375
Ocean Rig UDW Inc.	(f)(o)	Energy	7.3%		4/1/19	4,700	4,700	2,003
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	17,157	17,157	13,940
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,150	21,539
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	558
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,036	5,579
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,268	3,592
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(j)(o)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
Triangle USA Petroleum Corp.	(f)	Energy	6.8%		7/15/22	2,350	2,350	731
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,895
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,509	6,691

Total Subordinated Debt							411,824	319,019

Collateralized Securities—4.2%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	17.0%		7/15/25	17,000	9,833	10,798
JPMorgan Chase Bank, N.A. Credit—Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	76,187	72,828
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	965
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	13.6%		1/25/27	12,140	10,953	10,142
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	7.9%		1/15/24	4,650	2,279	1,761
Wind River CLO Ltd. 2013—1A Class Subord. B	(o)	Diversified Financials	11.2%		4/20/25	26,720	18,345	16,889

Total Collateralized Securities							118,590	113,383

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—8.0%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials	4,738	$125	$125
A.T. Cross Co., Common Equity, Class A Units	(f)(n)	Retailing	1,000,000	1,000	550
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(n)	Retailing	243,478	243	256
Abaco Energy Technologies LLC, Common Equity	(n)	Energy	3,055,556	3,056	459
ACP FH Holdings GP, LLC, Common Equity	(f)(n)	Consumer Durables & Apparel	88,571	89	88
ACP FH Holdings, LP, Common Equity	(f)(n)	Consumer Durables & Apparel	8,768,572	8,769	8,734
Allen Systems Group, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	28,821
Altus Power America Holdings, LLC, Preferred Equity		Energy	574,758	573	1,063
Altus Power America Management, LLC, Class B Units	(n)(t)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	15,260
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components	8,378	8,378	4,189
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	13,555,557	12,900	2,711
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(e)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	2,278
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	2,500,000	2,500	1,750
CoSentry.Net, LLC, Preferred Equity	(f)(n)	Software & Services	2,632	2,500	4,385
DHS Technologies LLC, Common Equity	(f)	Capital Goods	60,872	5,000	1,218
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	23
FourPoint Energy, LLC, Common Equity, Class C Units	(n)(r)	Energy	13,000	13,000	9,100
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	1,718
Global Jet Capital Holdings, LP, Preferred Equity	(f)(n)(o)	Commercial & Professional Services	5,283,114	5,283	5,283
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	633
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,107,438	2,107	3,477
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,449
JW Aluminum Co., Common Equity	(e)(f)(l)(n)(x)	Materials	244	—	—
JW Aluminum Co., Preferred Equity	(e)(f)(l)(n)(x)	Materials	1,128	11,056	11,247
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	2,173
New Star Metals Inc., Common Equity	(f)	Capital Goods	2,223,246	2,250	2,001
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(n)(o)(v)	Diversified Financials	6,000,000	30,115	29,520

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Professional Plumbing Group, Inc., Common Equity	(f)(n)	Capital Goods	3,000,000	$3,000	$5,100
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	31,500
Sequential Brands Group, Inc., Common Equity	(f)(n)(o)	Consumer Durables & Apparel	408,685	5,517	2,791
Sorenson Communications, Inc., Common Equity	(e)(f)(n)	Telecommunication Services	43,796	—	31,393
Sunnova Holdings, LLC, Common Equity	(n)	Energy	62,031	1,444	1,706
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	1,290
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,122

Total Equity/Other				174,099	217,413

Unfunded Contingent Warrant Commitment	(w)				(2,460)

Net Equity/Other					214,953

TOTAL INVESTMENTS—168.5%				$4,877,385	4,532,875

LIABILITIES IN EXCESS OF OTHER ASSETS—(68.5%)					(1,842,463)

NET ASSETS—100.0%					$2,690,412

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate , or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2016, the Company had nine wholly-owned financing subsidiaries, three wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and another wholly-owned subsidiary through which it may hold certain investments in portfolio companies from time to time. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of March 31, 2016, the Company had no outstanding credit default swap contracts.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015 15, Interest-Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

During the three months ended March 31, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreements and term loan credit facility. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	5,080,272	$42,657	2,232,042	$21,090
Share Repurchase Program	(1,779,357)	(15,214)	(578,569)	(5,496)

Net Proceeds from Share Transactions	3,300,915	$27,443	1,653,473	$15,594

Distribution Reinvestment Plan

During the three months ended March 31, 2016 and 2015, the Company issued 5,080,272 and 2,232,042 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $42,657 and $21,090 at an average price per share of $8.40 and $9.45, respectively. During the period from April 1, 2016 to May 3, 2016, the Company issued 1,286,081 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,673 at an average price per share of $8.30.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	$8.550	$15,214

On April 1, 2016, the Company repurchased 2,715,325 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.30 per share for aggregate consideration totaling $22,537.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,007	$23,375
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$15,840	$15,213
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,028	$1,076

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three months ended March 31, 2016 and 2015 are net of waivers of $3,001 and $851, respectively. During the three months ended March 31, 2016 and 2015, $19,436 and $23,069, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2016, $23,100 in base management fees were payable to FSIC II Advisor.

(2)	During the three months ended March 31, 2016 and 2015, $14,617 and $15,334, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2016, a subordinated incentive fee on income of $17,477 was payable to FSIC II Advisor.

(3)	During the three months ended March 31, 2016 and 2015, $978 and $1,024, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $1,291 and $1,689 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2016 and 2015, respectively.

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

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or collectively, the Company’s co-investment affiliates. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of March 31, 2016, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
Fiscal 2016
March 31, 2016	$0.1885	$60,744

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 23, 2016 and May 5, 2016, the Company’s board of directors declared regular monthly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	60,744	100%	59,177	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$60,744	100%	$59,177	100%

(1)	During the three months ended March 31, 2016 and 2015, 92.6% and 93.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.0% and 3.2%, respectively, was attributable to non-cash accretion of discount and 4.4% and 3.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $61,262 and $60,319, respectively. As of March 31, 2016 and December 31, 2015, the Company had $47,632 and $58,827, respectively, of undistributed net investment income and realized gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income during the three months ended March 31, 2016 is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
GAAP-basis net investment income	$63,358	$60,850
Reclassification of unamortized original issue discount and prepayment fees	(2,889)	(1,128)
Reclassification of realized gains on credit default swap	—	(19,588)
Reversal of mark-to-market on outstanding credit default swaps	—	19,426
Other miscellaneous differences	793	759

Tax-basis net investment income	$61,262	$60,319

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

As of March 31, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$45,520	$45,002
Distributable realized gains (long-term capital gains)	2,112	13,825
Unamortized organization costs	(172)	(175)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(1)	(416,537)	(356,353)

Total	$(369,077)	$(297,701)

(1)	As of March 31, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $85,504 and $78,871, respectively. As of March 31, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $502,041 and $435,224, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,799,001 and $4,889,228 as of March 31, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(416,537) and $(356,353) as of March 31, 2016 and December 31, 2015, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,839,431	$2,716,443	62%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	975,549	860,262	20%	1,012,224	902,113	20%
Senior Secured Bonds	245,791	157,226	4%	244,558	181,200	4%
Subordinated Debt	408,307	319,392	7%	411,824	319,019	7%
Collateralized Securities	116,990	106,821	2%	118,590	113,383	2%
Equity/Other	201,090	222,320	5%	174,099	214,953	5%

Total	$4,787,158	$4,382,464	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2016 and December 31, 2015, except for Allen Systems Group, Inc. and JW Aluminum Co., in which the Company held senior secured loans and equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of March 31, 2016 and December 31, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, the Company had fifteen senior secured loan investments with aggregate unfunded commitments of $172,973, one senior secured bond investment with an unfunded commitment of $3,638, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded debtor in possession, or DIP, investment in Aspect Software, Inc. with an unfunded commitment of $501. As of December 31, 2015, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2016 and audited consolidated schedule of investments as of December 31, 2015.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,422	5%	$234,923	5%
Capital Goods	406,751	9%	474,141	11%
Commercial & Professional Services	340,790	8%	335,256	7%
Consumer Durables & Apparel	345,313	8%	351,431	8%
Consumer Services	462,113	11%	470,309	10%
Diversified Financials	262,724	6%	275,053	6%
Energy	643,176	15%	624,508	14%
Food & Staples Retailing	6,300	0%	7,566	0%
Food, Beverage & Tobacco	184	0%	4,310	0%
Health Care Equipment & Services	104,957	2%	98,425	2%
Insurance	81,582	2%	83,488	2%
Materials	329,537	8%	337,665	7%
Media	101,899	2%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,601	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	122,652	3%	113,654	3%
Semiconductors & Semiconductor Equipment	12,888	0%	15,397	0%
Software & Services	425,168	10%	490,803	11%
Technology Hardware & Equipment	233,270	5%	234,989	5%
Telecommunication Services	155,991	4%	158,383	4%
Transportation	110,146	2%	115,302	3%

Total	$4,382,464	100%	$4,532,875	100%

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

As of March 31, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$2,631	$23
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,379,833	4,532,852

Total	$4,382,464	$4,532,875

The Company’s investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-seven senior secured loan investments, four senior secured bond investments, nine subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2016. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the three months ended March 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	1,113	1,402	1,233	793	97	—	4,638
Net realized gain (loss)	(1,676)	(713)	—	(13,470)	—	1,257	(14,602)
Net change in unrealized appreciation (depreciation)	(9,105)	(5,176)	(25,207)	3,890	(4,962)	(19,441)	(60,001)
Purchases	27,786	20,124	—	16,211	—	29,491	93,612
Paid-in-kind interest	700	4,037	—	548	—	—	5,285
Sales and redemptions	(104,582)	(61,525)	—	(7,599)	(1,697)	(3,757)	(179,160)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)

Fair value at end of period	$2,716,443	$860,262	$157,226	$319,392	$106,821	$219,689	$4,379,833

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,062)	$(9,825)	$(25,207)	$(25,179)	$(4,963)	$(16,847)	$(87,083)

(1)	There was one transfer of an investment from Level 3 to Level 1 during the three months ended March 31, 2016. It is the Company’s policy to recognize transfers between levels, if any, at the beginning of the reporting period.

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

The following is a reconciliation for the three months ended March 31, 2015 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at March 31, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,161,244	Market Comparables	Market Yield (%)	5.5% – 22.8%	10.2%
			EBITDA Multiples (x)	10.5x – 11.4x	10.9x
	95,799	Other(2)	Other	N/A	N/A
	459,400	Market Quotes	Indicative Dealer Quotes	12.5% – 100.6%	88.9%
Senior Secured Loans—Second Lien	548,883	Market Comparables	Market Yield (%)	8.0% – 19.7%	13.8%
	311,379	Market Quotes	Indicative Dealer Quotes	3.3% – 101.0%	86.2%
Senior Secured Bonds	76,221	Market Comparables	Market Yield (%)	14.0% – 15.8%	14.3%
			EBITDA Multiples (x)	6.5x – 7.0x	6.8x
	232	Other(2)	Other	N/A	N/A
	80,773	Market Quotes	Indicative Dealer Quotes	19.5% – 93.0%	66.5%
Subordinated Debt	140,752	Market Comparables	Market Yield (%)	9.0% – 15.3%	13.4%
	13,928	Other(2)	Other	N/A	N/A
	164,712	Market Quotes	Indicative Dealer Quotes	10.0% – 100.0%	74.6%
Collateralized Securities	73,591	Market Comparables	Market Yield (%)	13.7% – 13.7%	13.7%
	33,230	Market Quotes	Indicative Dealer Quotes	29.4% – 88.8%	58.8%
Equity/Other	207,782	Market Comparables	EBITDA Multiples (x)	5.0x – 16.2x	8.9x
			Production Multiples (Mboe/d)	$32,500.0 – $37,500.0	$35,000.0
			Proved Reserves Multiples (Mmboe)	$7.3 – $227.8	$194.9
			Undeveloped Acreage Multiples ($/acre)	$9,289.0 – $9,289.0	$9,289.0
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
		Discounted Cash Flow	Discount Rate (%)	11.5% – 21.0%	13.2%
		Option Valuation Model	Volatility (%)	39.0% – 57.0%	48.5%
	11,907	Other(2)	Other	N/A	N/A

Total	$4,379,833

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,316,852	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.0%
	1,192	Other(2)	Other	N/A	N/A
	474,663	Market Quotes	Indicative Dealer Quotes	30.0% – 102.0%	88.1%
	9,500	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	533,919	Market Comparables	Market Yield (%)	9.0% – 19.9%	14.5%
	368,194	Market Quotes	Indicative Dealer Quotes	1.8% – 100.0%	90.3%
Senior Secured Bonds	81,382	Market Comparables	Market Yield (%)	14.0% – 31.5%	20.6%
			EBITDA Multiples (x)	7.0x – 7.5x	7.3x
	99,818	Market Quotes	Indicative Dealer Quotes	14.0% – 94.4%	72.3%
Subordinated Debt	139,922	Market Comparables	Market Yield (%)	8.8% – 13.8%	12.2%
	12,959	Other(2)	Other	N/A	N/A
	166,138	Market Quotes	Indicative Dealer Quotes	14.0% – 104.1%	71.9%
Collateralized Securities	72,828	Market Comparables	Market Yield (%)	13.2% – 13.2%	13.2%
	40,555	Market Quotes	Indicative Dealer Quotes	37.9% – 91.0%	67.9%
Equity/Other	203,182	Market Comparables	EBITDA Multiples (x)	5.3x – 14.3x	8.9x
			Production Multiples (Mboe/d)	$50,000.0 – $55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 – $11.0	$9.4
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% – 72.5%	46.8%
	11,748	Other(2)	Other	N/A	N/A

Total	$4,532,852

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$190,533	$9,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$114,200	$135,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$35,000	$60,000	February 23, 2021

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $2,051,823 and 3.04%, respectively. As of March 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.01%.

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

As of March 31, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of March 31, 2016 and December 31, 2015, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $1,936 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of March 31, 2016 and December 31, 2015, the fair value of assets held by Lehigh River was $1,124,664 and $1,150,608, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of March 31, 2016 and December 31, 2015, the fair value of assets held by Cobbs Creek was $319,336 and $345,813, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of March 31, 2016, $25 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$4,518	$4,469
Amortization of deferred financing costs	10	10

Total interest expense	$4,528	$4,479

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$4,667	$4,568
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

As of March 31, 2016 and December 31, 2015, Notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of March 31, 2016 and December 31, 2015, Schuylkill River’s liability under the Goldman facility was $400,000 and $400,000, respectively, plus $1,432 and $1,443, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of March 31, 2016 and December 31, 2015, the fair value of assets held by Green Creek was $728,223 and $717,247, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2016, $1,475 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$2,914	$1,042
Amortization of deferred financing costs	137	126

Total interest expense	$3,051	$1,168

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$2,925	$—
Average borrowings under the facility	$400,000	$150,725
Effective interest rate on borrowings	3.12%	2.77%
Weighted average interest rate	2.88%	2.77%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

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

As of March 31, 2016 and December 31, 2015, $190,533 and $191,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of March 31, 2016, $1,946 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,431	$843
Non-usage fees	17	37
Amortization of deferred financing costs	140	128

Total interest expense	$1,588	$1,008

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,264	$901
Average borrowings under the facility	$190,829	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	2.91%	2.32%
Weighted average interest rate (including the effect of non-usage fees)	3.00%	2.06%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

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

As of March 31, 2016 and December 31, 2015, $240,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,972 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,833	$1,223
Non-usage fees	12	223
Amortization of deferred financing costs	170	168

Total interest expense	$2,015	$1,614

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,665	$1,384
Average borrowings under the facility	$240,146	$186,589
Effective interest rate on borrowings (including the effect of non-usage fees)	3.03%	3.06%
Weighted average interest rate (including the effect of non-usage fees)	3.04%	3.10%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

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

As of March 31, 2016 and December 31, 2015, $250,000 and $250,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

value. The Company incurred costs of $3,054 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $1,600 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$1,958	$1,861
Amortization of deferred financing costs	209	174

Total interest expense	$2,167	$2,035

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$1,882	$1,862
Average borrowings under the facility	$250,000	$249,500
Effective interest rate on borrowings	3.07%	2.98%
Weighted average interest rate	3.10%	2.98%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

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

As of March 31, 2016, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.45% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

As of March 31, 2016 and December 31, 2015, $114,200 and $114,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,335 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2016, $75 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$589	$1,031
Amortization of deferred financing costs	155	181

Total interest expense	$744	$1,212

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$562	$1,054
Average borrowings under the facility	$114,200	$230,800
Effective interest rate on borrowings	2.04%	1.77%
Weighted average interest rate	2.04%	1.79%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

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

As of March 31, 2016 and December 31, 2015, $300,000 and $300,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of March 31, 2016, $257 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2016 and 2015, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended March 31,
	2016	2015
Direct interest expense	$2,332	$1,689
Amortization of deferred financing costs	17	14

Total interest expense	$2,349	$1,703

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest expense(1)	$2,162	$—
Average borrowings under the facility	$300,000	$246,556
Effective interest rate on borrowings	3.12%	2.74%
Weighted average interest rate	3.08%	2.74%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

Borrowings of Juniata River are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

FSIC II Revolving Credit Facility

On February 23, 2016, the Company entered into the FSIC II revolving credit facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The FSIC II revolving credit facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $95,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $80,000 of additional commitments. On April 26, 2016, the Company entered into an incremental commitment and assumption agreement pursuant to which an additional lender provided an additional commitment of $25,000. The FSIC II revolving credit facility provides for the issuance of letters of credit in an aggregate face amount not to exceed $25,000 if one of the lenders or another party assumes the role of letter of credit issuer. The Company’s obligations under the FSIC II revolving credit facility are guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries, tax blocker subsidiaries and foreign subsidiaries. The Company’s obligations under the FSIC II revolving credit facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.

As of March 31, 2016, $35,000 was outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $164 in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the FSIC II revolving credit facility. As of March 31, 2016, $150 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:

Three Months Ended March 31, 2016
Direct interest expense	$47
Non-usage fees	31
Amortization of deferred financing costs	14

Total interest expense	$92

For the three months ended March 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:

Three Months Ended March 31, 2016
Cash paid for interest expense(1)	$19
Average borrowings under the facility(2)	$15,921
Effective interest rate on borrowings (including the effect of non-usage fees)	2.83%
Weighted average interest rate (including the effect of non-usage fees)	4.65%

(1)	Interest under the FSIC II revolving credit facility is payable quarterly and commenced on March 29, 2016.

(2)	The average borrowings under the FSIC II revolving credit facility are calculated for the period since the Company commenced borrowing thereunder to March 31, 2016.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 9. Financial Instruments (continued)

The Company had certain credit default swap contracts outstanding during the year ended December 31, 2015. As of March 31, 2016, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the three months ended March 31, 2015 was as follows:

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$8.37	$9.30
Results of operations(2)
Net investment income	0.20	0.92
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	(0.23)	(1.11)

Net increase (decrease) in net assets resulting from operations	(0.03)	(0.19)

Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.72)
Distributions from net realized gain on investments	—	(0.03)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.75)

Capital share transactions
Issuance of common stock(4)	0.00	0.01
Repurchases of common stock(5)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.01

Net asset value, end of period	$8.15	$8.37

Shares outstanding, end of period	324,808,791	321,507,876

Total return(6)	(0.36)%	(1.94)%

Ratio/Supplemental Data:
Net assets, end of period	$2,645,686	$2,690,412

Ratio of net investment income to average net assets(7)	2.39%	10.03%

Ratio of operating expenses and excise taxes to average net assets(7)	2.25%	8.59%
Ratio of waived expenses to average net assets(7)	(0.11)%	(0.35)%

Ratio of net operating expenses and excise taxes to average net assets(7)	2.14%	8.24%

Portfolio turnover(8)	2.10%	31.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,079,879	$2,045,840

Asset coverage per unit(9)	2.27	2.32

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	0.60%	2.51%
Ratio of interest expense to average net assets	0.62%	2.13%
Ratio of excise taxes to average net assets	—	0.07%

(8)	Portfolio turnover for the three months ended March 31, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Overview

We were incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. In March 2014, we closed our continuous public offering of shares of common stock to new investors.

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

The senior secured loans, second lien secured loans, and senior secured bonds, in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a nationally recognized statistical rating organization and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Services, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). We also invest in non-rated debt securities.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse Franklin Square Holdings for any amounts funded by Franklin Square Holdings under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which Franklin Square Holdings funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from Franklin Square Holdings was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from Franklin Square Holdings made during the same fiscal year) and (ii) we will not reimburse Franklin Square Holdings for expense support payments made by Franklin Square Holdings if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which Franklin Square Holdings made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP, for investment companies.

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

As of March 31, 2016 and December 31, 2015, no amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015

During the three months ended March 31, 2016, we made investments in portfolio companies totaling $93,612. During the same period, we sold investments for proceeds of $31,630 and received principal repayments of $147,530. As of March 31, 2016, our investment portfolio, with a total fair value of $4,382,464 (62% in first lien senior secured loans, 20% in second lien senior secured loans, 4% in senior secured bonds, 7% in subordinated debt, 2% in collateralized securities and 5% in equity/other), consisted of interests in 161 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $166.4 million. As of March 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 98.0% of par and our estimated gross portfolio yield, prior to leverage, was 9.3% based upon the amortized cost of our investments.

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

Based on our regular monthly cash distribution amount of $0.06283 per share as of March 31, 2016 and December 31, 2015 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of March 31, 2016 and December 31, 2015 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of March 31, 2016 and December 31, 2015 and our distribution reinvestment price of $8.30 as of March 31, 2016 and $8.90 as of December 31, 2015, the annualized distribution rate to stockholders as of March 31, 2016 and December 31, 2015 was 9.08% and 8.47%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2016 and the year ended December 31, 2015:

Net Investment Activity	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Purchases	$93,612	$1,904,545
Sales and Redemptions	(179,160)	(1,462,611)

Net Portfolio Activity	$(85,548)	$441,934

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$27,786	30%	$1,201,795	63%
Senior Secured Loans—Second Lien	20,124	21%	321,670	17%
Senior Secured Bonds	—	—	103,688	6%
Subordinated Debt	16,211	17%	231,386	12%
Collateralized Securities	—	—	239	0%
Equity/Other	29,491	32%	45,767	2%

Total	$93,612	100%	$1,904,545	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,839,431	$2,716,443	62%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	975,549	860,262	20%	1,012,224	902,113	20%
Senior Secured Bonds	245,791	157,226	4%	244,558	181,200	4%
Subordinated Debt	408,307	319,392	7%	411,824	319,019	7%
Collateralized Securities	116,990	106,821	2%	118,590	113,383	2%
Equity/Other	201,090	222,320	5%	174,099	214,953	5%

Total	$4,787,158	$4,382,464	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Number of Portfolio Companies	161	165
% Variable Rate (based on fair value)	79.4%	79.5%
% Fixed Rate (based on fair value)	15.5%	15.7%
% Income Producing Equity or Other Investments (based on fair value)	0.8%	0.8%
% Non-Income Producing Equity or Other Investments (based on fair value)	4.3%	4.0%
Average Annual EBITDA of Portfolio Companies	$166,400	$168,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.0%	98.0%
% of Investments on Non-Accrual (based on fair value)	1.7%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2016 and the year ended December 31, 2015:

New Direct Originations	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Total Commitments (including unfunded commitments)	$67,001	$1,639,283
Exited Investments (including partial paydowns)	(126,901)	(603,497)

Net Direct Originations	$(59,900)	$1,035,786

New Direct Originations by Asset Class (including unfunded commitments)	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$23,150	35%	$1,139,041	69%
Senior Secured Loans—Second Lien	—	—	358,897	22%
Senior Secured Bonds	—	—	45,112	3%
Subordinated Debt	12,998	19%	51,110	3%
Collateralized Securities	—	—	—	—
Equity/Other	30,853	46%	45,123	3%

Total	$67,001	100%	$1,639,283	100%

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Average New Direct Origination Commitment Amount	$9,572	$34,152
Weighted Average Maturity for New Direct Originations	4/3/23	12/17/20
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	6.4%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	10.5%	10.3%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.1%	10.8%

The following table presents certain selected information regarding our direct originations as of March 31, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2016	December 31, 2015
Number of Portfolio Companies	68	69
Average Annual EBITDA of Portfolio Companies	$74,900	$70,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.6%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.3%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.8%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,498,012	80%	$3,568,330	79%
Opportunistic	519,264	12%	587,065	13%
Broadly Syndicated/Other	365,188	8%	377,480	8%

Total	$4,382,464	100%	$4,532,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2016 and December 31, 2015:

	March 31, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,422	5%	$234,923	5%
Capital Goods	406,751	9%	474,141	11%
Commercial & Professional Services	340,790	8%	335,256	7%
Consumer Durables & Apparel	345,313	8%	351,431	8%
Consumer Services	462,113	11%	470,309	10%
Diversified Financials	262,724	6%	275,053	6%
Energy	643,176	15%	624,508	14%
Food & Staples Retailing	6,300	0%	7,566	0%
Food, Beverage & Tobacco	184	0%	4,310	0%
Health Care Equipment & Services	104,957	2%	98,425	2%
Insurance	81,582	2%	83,488	2%
Materials	329,537	8%	337,665	7%
Media	101,899	2%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,601	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	122,652	3%	113,654	3%
Semiconductors & Semiconductor Equipment	12,888	0%	15,397	0%
Software & Services	425,168	10%	490,803	11%
Technology Hardware & Equipment	233,270	5%	234,989	5%
Telecommunication Services	155,991	4%	158,383	4%
Transportation	110,146	2%	115,302	3%

Total	$4,382,464	100%	$4,532,875	100%

As of March 31, 2016 and December 31, 2015, except for Allen Systems Group, Inc. and JW Aluminum Co., in which we held senior secured loans and equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of March 31, 2016 and December 31, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2016, we had fifteen senior secured loan investments with aggregate unfunded commitments of $172,973, one senior secured bond investment with an unfunded commitment of $3,638, one unfunded commitment to purchase up to $384 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded debtor in possession, or DIP, investment in Aspect Software, Inc. with an unfunded commitment of $501. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$341,580	8%	$291,690	6%
2	2,944,336	67%	3,301,347	73%
3	915,125	21%	798,045	18%
4	156,694	4%	122,185	3%
5	24,729	0%	19,608	0%

Total	$4,382,464	100%	$4,532,875	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

We generated investment income of $119,991 and $115,740 for the three months ended March 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $111,138 and $108,383 of cash income earned as well as $8,853 and $7,357 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2016 and 2015, we generated $117,100 and $107,664, respectively, of interest income, which represented 97.6% and 93.0%, respectively, of total investment income. The increase in investment income is due primarily to the growth of our portfolio over the last year and the increase in the number of directly originated loans within our investment portfolio during the twelve month period ended March 31, 2016. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended March 31, 2016 and 2015, we generated $2,891 and $7,706, respectively, of fee income, which represented 2.4% and 6.7%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

During the three months ended March 31, 2016 and 2015, we generated $0 and $370, respectively, of dividend income, which represented 0.0% and 0.3%, respectively, of total investment income.

Expenses

Our net operating expenses were $56,633 and $54,890 for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $21,007 and $23,375, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,001 and $851, for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $1,028 and $1,076 for the three months ended March 31, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $15,840 and $15,213, respectively. During the three months ended March 31, 2016 and 2015, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $16,534 and $13,219 for the three months ended March 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended March 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $350 and $427, respectively, and fees and expenses incurred with our stock transfer agent totaled $537 and $341, respectively. Fees for our board of directors were $272 and $188 for the three months ended March 31, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $1,065 and $1,051 for the three months ended March 31, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended March 31,
	2016	2015
Expenses associated with our independent audit and related fees	$70	$109
Compensation of our chief compliance officer(1)	—	30
Legal fees	138	201
Printing fees	382	272
Other	475	439

Total	$1,065	$1,051

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the three months ended March 31, 2016 and 2015, the ratio of our net expenses to our average net assets was 2.14% and 1.88%, respectively. During the three months ended March 31, 2016 and 2015, the ratio of our net expenses to average net assets included $16,534 and $13,219, respectively, related to interest expense and $15,840 and $15,213, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.92% and 0.91% for the three months ended March 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $63,358 ($0.20 per share) and $60,850 ($0.19 per share) for the three months ended March 31, 2016 and 2015, respectively. The increase in net investment income was primarily due to the growth of our portfolio, as well as the increase in revenues from interest income during the three months ended March 31, 2016, as described above.

Net Realized Gains or Losses

We sold investments and received principal repayments of $31,630 and $147,530, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $14,602. During three months ended March 31, 2016, we also realized net gains of $3 from settlements on foreign currency. We sold investments and received principal repayments of $204,407 and $40,391, respectively, during the three months ended March 31, 2015, from which we realized net gains of $2,385. During the three months ended March 31, 2015, we realized a net loss of $19,588 on our credit default swaps and realized a net loss of $25 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(60,184), and the net change in unrealized gain (loss) on foreign currency was $0. For the three months ended March 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(1,211), the net change in unrealized gain (loss) on foreign currency was $(71) and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2016 was primarily driven by volatility in the high yield markets impacting our senior secured bond positions, as well as unrealized depreciation in one of our equity/other investments partially offset by the realization of unrealized losses resulting from the sales of certain subordinated debt positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $(11,425) ($(0.04) per share) and $61,766 ($0.20 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2016, we had $343,175 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $215,121 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2016, we had fifteen senior secured loan investments with aggregate unfunded commitments of $172,973, one senior secured bond investment with an unfunded commitment of $3,638, one unfunded equity investment with an unfunded commitment of $384 and one unfunded DIP investment with an unfunded commitment of $501. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the three months ended March 31, 2016 was $42,657 for which we issued 5,080,272 shares of common stock, respectively. During the period from April 1, 2016 to May 3, 2016, we issued 1,286,081 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $8.30 for gross proceeds of $10,673.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	$8.550	$15,214

On April 1, 2016, we repurchased 2,715,325 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $8.30 per share for aggregate consideration totaling $22,537.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of March 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$190,533	$9,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.45%	$114,200	$135,800	May 14, 2016
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$35,000	$60,000	February 23, 2021

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2016 were $2,051,823 and 3.04%, respectively. As of March 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.01%.

For additional information regarding our financing arrangements, see Note 8 to our unaudited consolidated financial statements included herein.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise taxes on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
Fiscal 2016
March 31, 2016	$0.1885	$60,744

On March 23, 2016 and May 5, 2016, our board of directors declared regular monthly cash distributions for April 2016 through June 2016 and July 2016 through September 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the three months ended March 31, 2016 and 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	60,744	100%	59,177	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$60,744	100%	$59,177	100%

(1)	During the three months ended March 31, 2016 and 2015, 92.6% and 93.6%, respectively, of our gross investment income was attributable to cash income earned, 3.0% and 3.2%, respectively, was attributable to non-cash accretion of discount and 4.4% and 3.2%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2016 and 2015 was $61,262 and $60,319, respectively. As of March 31, 2016 and December 31, 2015, we had $47,632 and $58,827, respectively, of undistributed net investment income and realized gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2016 and 2015.

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

Our investments as of March 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-seven senior secured loan investments, four senior secured bond investments, nine subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their respective closing price as of March 31, 2016. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2016 and 2015, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of this agreement.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$400,000	$400,000	—	—	—
Cooper River Credit Facility(3)	$190,533	—	—	$190,533	—
Wissahickon Creek Credit Facility(4)	$240,146	—	$240,146	—	—
Darby Creek Credit Facility(5)	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(6)	$114,200	$114,200	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—
FSIC II Revolving Credit Facility(8)	$35,000	—	—	$35,000	—

(1)	At March 31, 2016, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At March 31, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At March 31, 2016, $9,467 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At March 31, 2016, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At March 31, 2016, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At March 31, 2016, $135,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2016.

(7)	At March 31, 2016, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

(8)	At March 31, 2016, $60,000 remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser

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

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2016 and 2015:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,007	$23,375
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$15,840	$15,213
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,028	$1,076

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the three months ended March 31, 2016 and 2015 is net of waivers of $3,001 and $851, respectively. During the three months ended March 31, 2016 and 2015, $19,436 and $23,069, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2016, $23,100 in base management fees were payable to FSIC II Advisor.
(2)	During the three months ended March 31, 2016 and 2015, $14,617 and $15,334, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2016, a subordinated incentive fee on income of $17,477 was payable to FSIC II advisor.
(3)	During the three months ended March 31, 2016 and 2015, $978 and $1,024, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $1,291 and $1,689 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2016 and 2015, respectively.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FSIC II Advisor, as well as our other related party transactions and relationships, including our potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement agreement with Franklin Square Holdings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 79.4% of our portfolio investments (based on fair value) paid variable interest rates, 15.5% paid fixed interest rates, 4.3% were non-income producing equity or other investments and the remaining 0.8% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, Wissahickon Creek facility, Darby Creek facility, Dunning Creek facility, Juniata River facility, Goldman facility and FSIC II Revolving credit facility, borrowings are at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$(561)	$(8,524)	$7,963	2.1%
No change	—	—	—	—
Up 100 basis points	17,333	13,115	4,218	1.1%
Up 300 basis points	84,566	39,344	45,222	11.8%
Up 500 basis points	152,493	65,573	86,920	22.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2016, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2016	1,779,357	$8.55	1,779,357	(1)
February 1 to February 29, 2016	—	—	—	—
March 1 to March 31, 2016	—	—	—	—

Total	1,779,357	$8.55	1,779,357	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

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

(File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.5	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.6	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.7	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.11	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.12	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.13	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.14	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.17	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.18	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.19	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.20	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.21	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.22	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.23	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.24	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.25	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.26	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.27	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.28	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.29	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.30	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.31	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.32	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.33	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.34	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.35	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.36	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.37	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.38	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.39	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.40	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.41	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.42	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.43	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.44	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.45	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.46	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.47	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.48	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.50	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.51	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.52	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.53*	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto.

10.54*	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto.

10.55	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.56	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2016.

FS INVESTMENT CORPORATION II

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL LAWSON
Michael Lawson
Chief Financial Officer
(Principal Financial and Accounting Officer)