Form 10-Q
period 2016-06-30
FS Investment Corp II
filed 2016-08-12
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 324,259,557 shares of common stock outstanding as of August 2, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,553,008 and $4,752,111, respectively)	$4,274,029	$4,391,357
Non-controlled/affiliated investments (amortized cost—$162,907 and $125,274, respectively)	183,585	141,518

Total investments, at fair value (amortized cost—$4,715,915 and $4,877,385, respectively)	4,457,614	4,532,875
Cash	375,396	228,781
Receivable for investments sold and repaid	48,177	1,925
Interest receivable	58,448	37,879
Deferred financing costs	5,534	6,267
Prepaid expenses and other assets	110	224

Total assets	$4,945,279	$4,807,951

Liabilities
Payable for investments purchased	$5,173	$—
Repurchase agreements payable (net of deferred financing costs of $1,355 and $1,647, respectively)(1)	948,645	948,353
Credit facilities payable (net of deferred financing costs of $240 and $274, respectively)	1,159,639	1,095,566
Stockholder distributions payable	9,901	20,273
Management fees payable	21,303	21,529
Subordinated income incentive fees payable(2)	15,744	16,254
Administrative services expense payable	1,191	1,392
Interest payable	10,929	9,980
Directors’ fees payable	274	278
Other accrued expenses and liabilities	1,238	3,914

Total liabilities	2,174,037	2,117,539

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 325,888,111 and 321,507,876 shares issued and outstanding, respectively	326	322
Capital in excess of par value	3,024,612	2,987,791
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(4)	(35,033)	11,785
Accumulated undistributed net investment income(4)	39,638	35,024
Net unrealized appreciation (depreciation) on investments and unrealized gain/loss on foreign currency	(258,301)	(344,510)

Total stockholders’ equity	2,771,242	2,690,412

Total liabilities and stockholders’ equity	$4,945,279	$4,807,951

Net asset value per share of common stock at period end	$8.50	$8.37

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$109,906	$128,187	$224,495	$235,851
Fee income	7,972	31,532	10,863	39,238
Dividend income	—	5,434	—	5,804
From non-controlled/affiliated investments:
Interest income	2,632	1,195	5,143	1,195
Fee income	700	1,482	700	1,482

Total investment income	121,210	167,830	241,201	283,570

Operating expenses
Management fees(1)	24,346	25,214	48,354	49,440
Subordinated income incentive fees(2)	15,744	25,095	31,584	40,308
Administrative services expenses	1,029	1,140	2,057	2,216
Stock transfer agent fees	506	677	1,043	1,018
Accounting and administrative fees	351	429	701	856
Interest expense	17,625	16,486	34,159	29,705
Directors’ fees	273	224	545	412
Other general and administrative expenses	1,403	1,342	2,468	2,393

Operating expenses	61,277	70,607	120,911	126,348
Management fee waiver(1)	(3,043)	(3,151)	(6,044)	(4,002)

Net expenses	58,234	67,456	114,867	122,346

Net investment income	62,976	100,374	126,334	161,224

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(32,219)	(14,081)	(46,821)	(11,696)
Net realized gain (loss) on credit default swaps	—	—	—	(19,588)
Net realized gain (loss) on foreign currency	—	(269)	3	(294)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	144,584	(31,626)	81,775	(32,837)
Non-controlled/affiliated investments	1,809	1,873	4,434	1,873
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	191	—	120

Total net realized and unrealized gain (loss) on investments	114,174	(43,912)	39,391	(42,996)

Net increase in net assets resulting from operations	$177,150	$56,462	$165,725	$118,228

Per share information—basic and diluted(3)
Net increase in net assets resulting from operations (Earnings per Share)	$0.55	$0.18	$0.51	$0.38

Weighted average shares outstanding	323,535,582	316,126,500	322,955,111	314,885,356

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Six Months Ended June 30,
	2016	2015
Operations
Net investment income	$126,334	$161,224
Net realized gain (loss) on investments, credit default swaps and foreign currency	(46,818)	(31,578)
Net change in unrealized appreciation (depreciation) on investments	86,209	(30,964)
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	120

Net increase in net assets resulting from operations	165,725	118,228

Stockholder distributions(1)
Distributions from net investment income	(121,720)	(118,744)

Net decrease in net assets resulting from stockholder distributions	(121,720)	(118,744)

Capital share transactions(2)
Reinvestment of stockholder distributions	74,576	52,801
Repurchases of common stock	(37,751)	(13,864)

Net increase in net assets resulting from capital share transactions	36,825	38,937

Total increase in net assets	80,830	38,421
Net assets at beginning of period	2,690,412	2,911,790

Net assets at end of period	$2,771,242	$2,950,211

Accumulated undistributed net investment income(1)	$39,638	$64,623

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$165,725	$118,228
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(377,800)	(1,116,563)
Paid-in-kind interest	(9,900)	(6,035)
Proceeds from sales and repayments of investments	510,081	831,697
Net realized (gain) loss on investments	46,821	11,696
Net change in unrealized (appreciation) depreciation on investments	(86,209)	30,964
Net change in unrealized (appreciation) depreciation on credit default swap	—	(19,426)
Accretion of discount	(7,732)	(23,919)
Amortization of deferred financing costs	1,687	2,073
(Increase) decrease in collateral held at broker for open swap contracts	—	37,951
(Increase) decrease in receivable for investments sold and repaid	(46,252)	(10,026)
(Increase) decrease in interest receivable	(20,569)	12,753
(Increase) decrease in receivable for credit default swaps	—	62
(Increase) decrease in prepaid expenses and other assets	114	(164)
Increase (decrease) in payable for investments purchased	5,173	(59,599)
Increase (decrease) in management fees payable	(226)	(1,006)
Increase (decrease) in subordinated income incentive fees payable	(510)	9,761
Increase (decrease) in administrative services expense payable	(201)	54
Increase (decrease) in interest payable	949	2,929
Increase (decrease) in directors’ fees payable	(4)	(41)
Increase (decrease) in unamortized swap premiums received	—	(10,622)
Increase (decrease) in other accrued expenses and liabilities	(2,676)	(644)

Net cash provided by (used in) operating activities	178,471	(189,877)

Cash flows from financing activities
Reinvestment of stockholder distributions	74,576	52,801
Repurchases of common stock	(37,751)	(13,864)
Stockholder distributions	(132,092)	(107,831)
Borrowings under credit facilities(1)	80,000	126,000
Borrowings under repurchase agreements(2)	—	299,106
Repayments of credit facilities(1)	(15,961)	—
Deferred financing costs paid	(628)	(4,038)

Net cash provided by (used in) financing activities	(31,856)	352,174

Total increase in cash	146,615	162,297
Cash at beginning of period	228,781	224,583

Cash at end of period	$375,396	$386,880

Supplemental disclosure
Local and excise taxes paid	$2,069	$986

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2016 and 2015, the Company paid $16,444 and $11,756, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the six months ended June 30, 2016 and 2015, the Company paid $15,079 and $12,947, respectively, in interest expense pursuant to its repurchase agreements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—97.0%
5 Arch Income Fund 2, LLC	(p)(t)	Diversified Financials	10.5%		11/18/21	$4,295	$4,321	$4,295
5 Arch Income Fund 2, LLC	(p)(q)(t)	Diversified Financials	10.5%		11/18/21	14,705	14,705	14,705
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	39,208	39,208	33,032
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	26,614	25,398	17,299
Acision Finance LLC	(k)(l)	Software & Services	L+975	1.0%	12/17/18	30,368	29,532	30,064
Aeneas Buyer Corp.	(h)	Health Care Equipment & Services	L+500	1.0%	12/18/21	8,944	8,944	8,930
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+500	1.0%	12/18/21	9,000	9,000	8,986
Aeneas Buyer Corp.		Health Care Equipment & Services	L+813	1.0%	12/18/21	500	500	507
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+750	1.0%	12/18/21	100	100	102
Allen Systems Group, Inc.	(e)(g)(h)(i)(w)	Software & Services	L+788, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	78,599	78,414	80,171
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	2,474	2,474	2,499
Altus Power America, Inc.	(q)	Energy	L+750	1.5%	10/10/21	651	651	657
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	143,977
Ascension Insurance, Inc.	(e)(g)(h)(i)	Insurance	L+825	1.3%	3/5/19	77,180	76,490	77,566
Aspect Software, Inc.	(q)	Software & Services	L+950	1.0%	5/25/18	1,194	1,194	1,203
Aspect Software, Inc.		Software & Services	L+950	1.0%	5/25/20	3,761	3,761	3,790
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+806	1.0%	5/8/19	57,000	57,000	57,285
Atlas Aerospace LLC	(q)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	21,823
ATX Networks Corp.	(g)(h)(p)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,960	1,935	1,936
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	113,275	113,275	113,275
BenefitMall Holdings, Inc.	(q)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	41,818
Blue Coat Holdings, Inc.	(q)	Technology Hardware & Equipment	L+350	1.0%	5/22/20	2,045	2,045	2,029
Blueprint Sub, Inc.	(e)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(q)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(g)(h)(i)(k)(l)	Software & Services	L+750	1.0%	5/7/21	93,677	93,677	93,457
Blueprint Sub, Inc.	(q)	Software & Services	L+750	1.0%	5/7/21	12,281	12,281	12,252
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,463	15,577	11,195
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,730	2,740	2,546

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	5.6%		3/1/17	$15,620	$15,334	$14,747
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	6.5%		3/1/17	10,707	10,528	9,971
Caesars Entertainment Operating Co., Inc.	(e)(g)(j)(o)(p)	Consumer Services	8.7%		3/1/17	66,665	66,511	61,546
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	33,958	32,552	32,583
CEVA Group Plc	(p)(q)	Transportation	L+500		3/19/19	20,000	20,000	16,100
Cimarron Energy Inc.	(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,958	23,958	23,958
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,758	39,144	37,983
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,065	5,053	4,483
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,055	6,979	6,872
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,870	11,973	12,452
Fairway Group Acquisition Co.	(g)(n)(o)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,355	8,438	5,379
Fairway Group Acquisition Co.		Food & Staples Retailing	L+800	1.0%	7/29/16	2,492	2,429	2,479
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,219	13,219	13,246
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,105	4,091	1,293
Greystone Equity Member Corp.	(f)(p)	Diversified Financials	L+1050		3/31/21	36,635	36,787	36,177
Greystone Equity Member Corp.	(f)(p)(q)	Diversified Financials	L+1100		3/31/21	3,365	3,365	3,323
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+957	1.0%	3/26/21	60,000	60,000	60,000
H.M. Dunn Co., Inc.	(q)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,429
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,543
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,471	48,471	48,568
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	126,277	126,277	127,539
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,378	13,378	13,646
Intralinks, Inc.	(g)(h)(k)(p)	Software & Services	L+525	2.0%	2/24/19	24,438	24,298	24,223
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	17,038	17,038	16,868
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,700	7,231	7,315
Kronos Acquisition Holdings Inc.	(g)(h)(p)	Household & Personal Products	L+750	1.0%	8/26/22	12,872	12,872	13,097
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,000
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,675	59,675	53,633
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,439	2,445	1,866

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	$11,853	$11,883	$11,586
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,519	5,354
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,773	1,778	1,356
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	110,130	110,130	113,434
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	5,730	5,730	5,730
Nobel Learning Communities, Inc.	(q)	Consumer Services	L+450	1.0%	4/27/20	5,450	5,450	5,450
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+843	1.0%	4/27/21	84,472	84,472	85,739
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	70,077	70,077	59,916
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,082	59,082	58,491
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+888	1.0%	12/20/21	63,068	63,068	63,384
Polymer Additives, Inc.	(l)	Materials	L+978	1.0%	12/20/21	1,941	1,941	2,029
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+850	1.0%	7/23/19	47,500	47,500	47,975
Production Resource Group, LLC	(g)(k)(l)	Media	L+850	1.0%	7/23/19	48,099	48,099	48,579
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,595	34,970	36,655
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+841	1.0%	11/25/21	26,000	26,000	25,604
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,850	7,850	7,900
Rogue Wave Software, Inc.	(e)	Software & Services	L+803	1.0%	9/25/21	18,788	18,788	18,506
Sequential Brands Group, Inc.	(e)(i)(k)(l)(p)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	158,000
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+625, 1.5% PIK (1.5% Max PIK)	1.3%	8/16/19	43,385	43,031	37,998
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	99,970	99,629	98,845
Sports Authority, Inc.	(g)(n)(o)	Retailing	L+600	1.5%	11/16/17	7,818	7,851	2,111
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	7,428	7,127	7,576
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,749	10,075	9,661
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	9,366	9,213	9,459
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+1100	1.0%	7/20/21	19,637	19,637	19,440
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,713	4,715	3,895
TierPoint, LLC	(g)	Software & Services	L+450	1.0%	12/2/21	4,549	4,461	4,465
Transplace Texas, LP	(e)	Transportation	L+746	1.0%	9/16/21	18,000	18,000	18,473

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	$82,776	$82,776	$86,915
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,131	1,127	786
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,285
Warren Resources, Inc.	(e)(f)(k)(n)	Energy	L+850	1.0%	5/22/20	70,443	70,443	48,958
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	115,634	115,634	118,236
Waste Pro USA, Inc.	(q)	Commercial & Professional Services	L+750	1.0%	10/15/20	7,333	7,333	7,498
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,886
Zeta Interactive Holdings Corp.	(q)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,460

Total Senior Secured Loans—First Lien							2,950,584	2,858,591
Unfunded Loan Commitments							(169,965)	(169,965)

Net Senior Secured Loans—First Lien							2,780,619	2,688,626

Senior Secured Loans—Second Lien—31.5%
Alison US LLC	(j)(p)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,295	3,931
Allen Systems Group, Inc.	(e)(f)(w)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	23,333	16,111	16,100
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	36,657	36,657	30,745
Arena Energy, LP	(e)	Energy	L+1100	1.0%	1/24/21	15,000	15,000	13,845
Ascent Resources—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	522
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	246,600	245,768	240,435
Atlas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,479	51,912
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,484	11,168
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,996	2,372
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,702	16,702	16,535
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,941	6,287
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	1,065
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,855	8,308

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	$6,932	$6,907	$6,273
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,792	3,306
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,603	23,125
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,977	756
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,327	11,300
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,808	2,618
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,745	2,849
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,083	1,109
JW Aluminum Co.	(e)(f)(l)(m)(w)	Materials	9.3% PIK (9.3% Max PIK)		11/17/20	31,986	31,975	31,986
Leedsworld Inc.	(e)(f)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	62,500
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	249	240	234
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,009	8,231
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,215
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,899	8,865	8,521
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,471	16,175
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,705	12,543
Paw Luxco II Sarl	(p)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,199	4,204
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,756	1,861
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,457	4,854
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,511	5,455	5,387
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,070	59,100
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,085	80,000
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,707	3,462
Spencer Gifts LLC	(l)	Retailing	L+825	1.0%	6/29/22	20,000	20,097	16,500
Stardust Finance Holdings, Inc.	(l)(p)	Materials	L+950	1.0%	3/13/23	2,000	1,985	1,940
Templar Energy LLC	(f)(n)(o)	Energy	L+750	1.0%	11/25/20	29,582	28,727	7,913
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	43,475	43,191	42,470
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,000	17,905	16,650
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	13,000
Winebow Holdings, Inc.		Retailing	L+750	1.0%	1/2/22	2,775	2,758	2,469

Total Senior Secured Loans—Second Lien							959,643	871,776

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—5.5%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	$35,500	$32,795	$11,537
AK Steel Corp.	(j)(p)	Materials	7.5%		7/15/23	2,420	2,420	2,463
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,948	36,790
CEVA Group Plc	(j)(m)(p)	Transportation	7.0%		3/1/21	5,000	4,337	4,331
CEVA Group Plc	(j)(p)	Transportation	9.0%		9/1/21	2,000	2,000	1,632
FourPoint Energy, LLC	(e)(f)	Energy	9.0%		12/31/21	46,313	44,763	44,923
Global A&T Electronics Ltd.	(f)(l)(p)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,880	13,789
JW Aluminum Co.	(w)	Materials	8.0%		12/29/16	4,466	4,422	4,422
Lightstream Resources Ltd.	(f)(p)	Energy	9.9%		6/15/19	5,313	5,313	4,834
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	32,697	11,609
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,020	9,205	4,341
Rex Energy Corp.	(f)	Energy	1.0%		10/1/20	3,980	620	876
SandRidge Energy, Inc.	(n)(o)	Energy	8.8%		6/1/20	11,700	11,675	4,724
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,841	6,298

Total Senior Secured Bonds							213,916	152,569

Subordinated Debt—13.1%
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,050	1,139
Aspect Software, Inc.		Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	2,770	2,770	2,770
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,680	942
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,748	286
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	6,130	6,146	5,272
Bellatrix Exploration Ltd.	(p)	Energy	8.5%		5/15/20	5,000	4,919	3,319
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,597	3,610
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	38,951
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,532	18,189
Ceridian HCM Holding, Inc.	(j)(l)	Commercial & Professional Services	11.0%		3/15/21	43,750	43,230	43,640

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eclipse Resources Corp.	(p)	Energy	8.9%		7/15/23	$9,175	$8,999	$8,682
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	235	156
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	679	679	674
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,312	4,312	4,285
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	891	891	886
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	839	839	834
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,192	6,192	6,154
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,013	1,013	1,006
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	530	530	527
Jupiter Resources Inc.	(i)(p)	Energy	8.5%		10/1/22	28,800	26,649	20,772
Mood Media Corp.	(e)(f)(p)	Media	9.3%		10/15/20	46,207	45,719	31,709
Navistar International Corp.	(l)(p)	Capital Goods	8.3%		11/1/21	5,770	5,616	4,092
NewStar Financial, Inc.	(e)(i)(k)(l)(p)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	122,338	109,500
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	28,853	28,904	26,663
Scientific Games Corp.	(j)(p)	Consumer Services	8.1%		9/15/18	3,800	3,720	3,741
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,054	5,028
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,349	3,237
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,207	1,659
TI Group Automotive Systems, LLC	(j)(p)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	10,082
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,550	6,054

Total Subordinated Debt							416,489	363,859

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Collateralized Securities—3.5%
CGMS CLO 2013-3A Class Subord.	(p)	Diversified Financials	16.6%		7/15/25	$ 17,000	$8,727	$9,721
JPMorgan Chase Bank, N.A. Credit-Linked Notes	(p)	Diversified Financials	11.1%		12/20/21	76,260	75,709	73,972
NewStar Clarendon 2014-1A Class D	(p)	Diversified Financials	L+435		1/25/27	1,060	1,001	944
NewStar Clarendon 2014-1A Class Subord. B	(p)	Diversified Financials	15.5%		1/25/27	12,140	10,306	10,025
Octagon CLO 2012-1A Class Income	(p)	Diversified Financials	6.8%		1/15/24	4,650	1,953	1,704

Total Collateralized Securities							97,696	96,366

						Number of Shares	Cost	Fair Value(d)
Equity/Other—10.3%
5 Arches, LLC, Common Equity	(o)(p)(s)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(f)(o)	Retailing				1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(o)	Retailing				243,478	243	37
Abaco Energy Technologies LLC, Common Equity	(o)	Energy				3,055,556	3,056	153
Abaco Energy Technologies LLC, Preferred Equity	(o)	Energy				12,734,481	637	637
ACP FH Holdings GP, LLC, Common Equity	(f)(o)	Consumer Durables & Apparel				88,571	89	89
ACP FH Holdings, LP, Common Equity	(f)(o)	Consumer Durables & Apparel				8,768,572	8,769	8,785
Allen Systems Group, Inc., Common Equity	(o)(w)	Software & Services				625,178	13,475	31,415
Allen Systems Group, Inc., Warrants, 6/27/2022	(o)(w)	Software & Services				253,704	7,231	7,231
Altus Power America Holdings, LLC, Preferred Equity		Energy				824,758	785	1,320
Altus Power America Management, LLC, Class B Units	(o)(u)	Energy				83	—	—
Amaya Inc., Warrants, 5/15/2024	(o)(p)	Consumer Services				2,000,000	16,832	18,160
AP Exhaust Holdings, LLC, Common Equity	(o)(s)	Automobiles & Components				8,378	8,378	251
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(r)	Energy				128,734,129	38,700	32,184
Aspect Software, Inc., Common Equity	(o)	Software & Services				293,761	14,512	15,408
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(o)(p)	Retailing				3,451,216	1,898	276
Cimarron Energy Holdco Inc., Common Equity	(o)	Energy				3,201,631	2,991	2,081
DHS Technologies LLC, Common Equity	(f)(o)	Capital Goods				60,872	5,000	644
Eastman Kodak Co., Common Equity	(o)	Consumer Durables & Apparel				1,846	36	30
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(o)(s)	Energy				13,000	13,000	5,168
FourPoint Energy, LLC, Common Equity, Class D Units	(o)(s)	Energy				2,437	1,610	975

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
FourPoint Energy, LLC, Common Equity, Class E-II Units	(o)(s)	Energy	54,104	$13,526	$20,695
FourPoint Energy, LLC, Common Equity, Class E-III Units	(f)(o)(s)	Energy	43,875	10,969	17,440
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(p)	Commercial & Professional Services	5,496,503	5,497	5,497
Harvey Holdings, LLC, Common Equity	(o)	Capital Goods	666,667	667	1,300
Industrial Group Intermediate Holdings, LLC, Common Equity	(o)(s)	Materials	2,678,947	2,679	4,420
JMC Acquisition Holdings, LLC, Common Equity	(o)	Capital Goods	1,449	1,449	1,449
JW Aluminum Co., Common Equity	(e)(f)(l)(m)(o)(w)	Materials	256	—	416
JW Aluminum Co., Preferred Equity	(e)(f)(l)(m)(o)(w)	Materials	1,184	11,279	11,844
MB Precision Investment Holdings LLC, Class A-2 Units	(o)(s)	Capital Goods	2,287,659	2,288	343
New Star Metals Inc., Common Equity	(f)(o)	Capital Goods	2,223,246	2,250	7,114
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(o)(p)	Diversified Financials	6,000,000	30,115	13,560
Professional Plumbing Group, Inc., Common Equity	(f)(o)	Capital Goods	3,000,000	3,000	5,100
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	27,000
Sequential Brands Group, Inc., Common Equity	(f)(o)(p)	Consumer Durables & Apparel	408,685	5,517	3,261
Sorenson Communications, Inc., Common Equity	(e)(f)(o)	Telecommunication Services	43,796	—	30,057
Sunnova Energy Corp., Common Equity	(o)	Energy	384,746	1,444	2,432
Sunnova Energy Corp., Preferred Equity	(o)	Energy	36,363	194	193
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(v)	Energy	1,250,000	2,010	625
White Star Petroleum Holdings, LLC, Common Equity	(f)(o)	Energy	1,613,753	1,372	1,372
Zeta Interactive Holdings Corp., Preferred Equity	(o)	Software & Services	620,025	4,929	5,331

Total Equity/Other				247,552	284,418

TOTAL INVESTMENTS—160.9%				$4,715,915	4,457,614

LIABILITIES IN EXCESS OF OTHER ASSETS—(60.9%)					(1,686,372)

NET ASSETS—100.0%					$2,771,242

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.65%, the Euro Interbank Offered Rate, or EURIBOR, was (0.29)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Position or portion thereof unsettled as of June 30, 2016.

(n)	Security was on non-accrual status as of June 30, 2016.

(o)	Security is non-income producing.

(p)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2016, 85.9% of the Company’s total assets represented qualifying assets.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(v)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of June 30, 2016.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2016

(in thousands, except share amounts)

(w)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2016, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the six months ended June 30, 2016:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$7,282	$450	—	$3,657	—	—	—	$1,050
Senior Secured Loans—Second Lien
Allen Systems Group, Inc.	$16,103	—	—	$31	$700	—	—	$(11)
JW Aluminum Co.	$492	$1,422	—	$1,451	—	—	—	$11
Senior Secured Bonds
JW Aluminum Co.	$4,422	—	—	$4	—	—	—	—
Equity/Other
Allen Systems Group, Inc. Common Equity	—	—	—	—	—	—	—	$2,594
Allen Systems Group, Inc., Warrants, 6/27/2022	$7,231	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	$416
JW Aluminum Co., Preferred Equity	$223	—	—	—	—	—	—	$374

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Altas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	$67,000	$65,296	$53,590
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,419	8,964
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,870	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,232	11,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,937	5,725
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	788
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,798	9,050
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,905	6,308
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,394
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,306	2,744
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,563	21,625
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,875	7,640
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,919	425
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	1,979	1,971	1,869
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,807	2,675
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,748	3,330
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,070	794
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850	0.8%	11/17/20	30,061	30,061	30,061
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,977	6,942
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,021	8,482
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	16,971
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,925	7,438
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,452	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,721	12,144
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,157	4,361
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,751	4,911
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,453	5,088
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,876	5,838
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,001	58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,020	79,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,705	3,531

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	$7,759	$7,728	$7,216
Templar Energy LLC	(f)(h)	Energy	L+750	1.0%	11/25/20	29,231	28,697	3,544
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,965	44,361
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,160	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,092	17,979	11,624
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,610
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,608

Total Senior Secured Loans—Second Lien							1,012,224	902,113

Senior Secured Bonds—6.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,439	17,484
American Energy—Woodford, LLC	(f)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	2,006	369
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	8,005	8,159	6,574
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,478	4,102
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,416	6,353
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,991	33,802
CEVA Group Plc	(f)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,579
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,556	44,536
FourPoint Energy, LLC	(f)(p)	Energy	8.0%		12/31/20	3,656	3,638	2,843
Global A&T Electronics Ltd.	(f)(l)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,784	15,397
Lightstream Resources Ltd.	(f)(o)	Energy	9.9%		6/15/19	5,313	5,313	4,436
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	31,751	33,205
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,168	3,992
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,822	6,594

Total Senior Secured Bonds							248,196	184,838
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							244,558	181,200

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—11.9%
Algeco Scotsman Global Finance Plc	(f)(o)	Commercial & Professional Services	10.8%		10/15/19	$3,400	$2,745	$1,331
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,002	474
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,617	1,505
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,717	465
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,021	4,554
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,911	3,369
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,546	3,162
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,520	17,803
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	6,500	6,266	5,135
Communications Sales & Leasing, Inc.	(j)(o)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(j)(o)	Energy	8.9%		7/15/23	9,175	8,990	4,416
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	232	129
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	636
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	5,746	5,746	5,746
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	940	940	940
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,535	11,556
Legacy Reserves LP	(j)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	8,250	8,126	1,660
Mood Media Corp.	(e)(f)(o)	Media	9.3%		10/15/20	46,207	45,676	29,630
Navistar International Corp.	(j)(l)(o)	Capital Goods	8.3%		11/1/21	15,240	14,155	10,311
NewStar Financial, Inc.	(e)(i)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	137,500	109,003	100,375

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ocean Rig UDW Inc.	(f)(o)	Energy	7.3%		4/1/19	$ 4,700	$4,700	$2,003
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	17,157	17,157	13,940
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,150	21,539
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	558
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,036	5,579
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,268	3,592
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(j)(o)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
Triangle USA Petroleum Corp.	(f)	Energy	6.8%		7/15/22	2,350	2,350	731
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,895
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,509	6,691

Total Subordinated Debt							411,824	319,019

Collateralized Securities—4.2%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	17.0%		7/15/25	17,000	9,833	10,798
JPMorgan Chase Bank, N.A. Credit—Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	76,187	72,828
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	965
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	13.6%		1/25/27	12,140	10,953	10,142
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	7.9%		1/15/24	4,650	2,279	1,761
Wind River CLO Ltd. 2013—1A Class Subord. B	(o)	Diversified Financials	11.2%		4/20/25	26,720	18,345	16,889

Total Collateralized Securities							118,590	113,383

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(n)(o)(v)	Diversified Financials	6,000,000	$30,115	$29,520
Professional Plumbing Group, Inc., Common Equity	(f)(n)	Capital Goods	3,000,000	3,000	5,100
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	31,500
Sequential Brands Group, Inc., Common Equity	(f)(n)(o)	Consumer Durables & Apparel	408,685	5,517	2,791
Sorenson Communications, Inc., Common Equity	(e)(f)(n)	Telecommunication Services	43,796	—	31,393
Sunnova Holdings, LLC, Common Equity	(n)	Energy	62,031	1,444	1,706
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	1,290
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,122

Total Equity/Other				174,099	217,413

Unfunded Contingent Warrant Commitment	(w)				(2,460)

Net Equity/Other					214,953

TOTAL INVESTMENTS—168.5%				$4,877,385	4,532,875

LIABILITIES IN EXCESS OF OTHER ASSETS—(68.5%)					(1,842,463)

NET ASSETS—100.0%					$2,690,412

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not be deemed to “control”. The following table presents certain financial information with respect to such portfolio companies for the year ended December 31, 2015:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$70,109	$573	—	$4,849	$1,482	—	—	$707
Senior Secured Loans—Second Lien
JW Aluminum Co.	$30,061	—	—	$348	—	—	—	—
Equity/Other
Allen Systems Group, Inc. Common Equity	$13,475	—	—	—	—	—	—	$15,346
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,056	—	—	—	—	—	—	$191

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2016, the Company had nine wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of June 30, 2016, the Company had no outstanding credit default swap contracts.

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and six months ended June 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and six months ended June 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

In April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, or ASU 2015-03, to simplify the presentation of debt issuance costs in financial statements. Under pre-existing guidance, debt issuance costs were recognized as a

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

deferred charge and presented as an asset on the balance sheet. ASU 2015-03 requires that debt issuance costs related to a recognized liability for indebtedness be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest-Imputation of Interest, or ASU 2015-15, to update the guidance to include SEC staff views regarding the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC indicated that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

Commencing January 1, 2016, the Company adopted ASU 2015-03 and changed its method of disclosing debt issuance costs for its repurchase agreements and term loan credit facility. ASU 2015-03 affects the presentation and disclosure of such costs in the Company’s financial statements. There is no change to the Company’s recognition and measurement of debt issuance costs. In accordance with ASU 2015-15, the Company elected to continue to present debt issuance costs associated with line-of-credit arrangements as an asset, unchanged from its prior method of disclosure.

Comparative financial statements of prior interim and annual periods have been adjusted to apply the new method retrospectively. The adoption and retrospective adjustment of ASU 2015-03 had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	8,874,917	$74,576	5,588,381	$52,801
Share Repurchase Program	(4,494,682)	(37,751)	(1,464,078)	(13,864)

Net Proceeds from Share Transactions	4,380,235	$36,825	4,124,303	$38,937

Distribution Reinvestment Plan

During the six months ended June 30, 2016 and 2015, the Company issued 8,874,917 and 5,588,381 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $74,576 and $52,801 at an average price per share of $8.40 and $9.45, respectively. During the period from July 1, 2016 to August 2, 2016, the Company issued 1,245,597 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,645 at an average price per share of $8.55.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.450	$8,368
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	$8.300	$22,537

On July 1, 2016, the Company repurchased 2,874,151 shares of common stock (representing 100% of the shares of common stock tendered for repurchase) at $8.55 per share for aggregate consideration totaling $24,574.

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

Pursuant to an investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor and GSO / Blackstone Debt Funds Management LLC, or GDFM, GDFM will receive 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,303	$22,063	$42,310	$45,438
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$15,744	$25,095	$31,584	$40,308
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,029	$1,140	$2,057	$2,216

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three and six months ended June 30, 2016 are net of waivers of $3,043 and $6,044, respectively, and the amounts shown for the three and six months ended June 30, 2015 are net of waivers of $3,151 and $4,002, respectively. During the six months ended June 30, 2016 and 2015, $42,536 and $46,444, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2016, $21,303 in base management fees were payable to FSIC II Advisor.

(2)	During the six months ended June 30, 2016 and 2015, $32,094 and $30,547, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2016, a subordinated incentive fee on income of $15,744 was payable to FSIC II Advisor.

(3)	During the six months ended June 30, 2016 and 2015, $1,965 and $2,125, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $2,258 and $2,162 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2016 and 2015, respectively.

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

Franklin Square Holdings is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that Franklin Square Holdings will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2016, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 5, 2016 and August 3, 2016, the Company’s board of directors declared regular monthly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	121,720	100%	118,744	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$121,720	100%	$118,744	100%

(1)	During the six months ended June 30, 2016 and 2015, 93.4% and 95.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.5% and 2.4%, respectively, was attributable to non-cash accretion of discount and 4.1% and 2.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $121,990 and $128,465, respectively. As of June 30, 2016, the Company had $45,272 of undistributed net investment income, $13,825 of distributable realized gains and $38,671 of capital loss carryover on a tax basis. As of December 31, 2015, the Company had $58,827 of undistributed net investment income and realized capital gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income during the six months ended June 30, 2016 is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
GAAP-basis net investment income	$126,334	$161,224
Reclassification of unamortized original issue discount and prepayment fees	(8,150)	(33,893)
Reclassification of realized gains on credit default swap	—	(19,588)
Reversal of mark-to-market on outstanding credit default swaps	—	19,426
Other miscellaneous differences	3,806	1,296

Tax-basis net investment income	$121,990	$128,465

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

As of June 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	June 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$45,272	$45,002
Distributable realized gains	13,825	13,825
Capital loss carryover(1)	(38,671)	—
Unamortized organization costs	(168)	(175)
Net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency(2)	(270,144)	(356,353)

Total	$(249,886)	$(297,701)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $5,730 and $32,941, respectively.

(2)	As of June 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments and unrealized gain on foreign currency was $108,213 and $78,871, respectively. As of June 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments and unrealized loss on foreign currency was $378,357 and $435,224, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,727,758 and $4,889,228 as of June 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on investments and gain/loss on foreign currency on a tax basis was $(270,144) and $(356,353) as of June 30, 2016 and December 31, 2015, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,780,619	$2,688,626	60%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	959,643	871,776	20%	1,012,224	902,113	20%
Senior Secured Bonds	213,916	152,569	4%	244,558	181,200	4%
Subordinated Debt	416,489	363,859	8%	411,824	319,019	7%
Collateralized Securities	97,696	96,366	2%	118,590	113,383	2%
Equity/Other	247,552	284,418	6%	174,099	214,953	5%

Total	$4,715,915	$4,457,614	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of June 30, 2016, except for Allen Systems Group, Inc., in which the Company held two senior secured loans and two equity/other investments, and JW Aluminum Co., in which the Company held a senior secured loan, a senior secured bond and two equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of June 30, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act.

As of December 31, 2015, except for Allen Systems Group, Inc., in which the Company held a senior secured loan and an equity/other investment, and JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, the Company had sixteen senior secured loan investments with aggregate unfunded commitments of $169,965 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. The Company maintains sufficient cash on hand, available

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$201,590	5%	$234,923	5%
Capital Goods	403,487	9%	474,141	11%
Commercial & Professional Services	366,834	8%	335,256	7%
Consumer Durables & Apparel	342,271	8%	351,431	8%
Consumer Services	474,539	11%	470,309	10%
Diversified Financials	259,981	6%	275,053	6%
Energy	705,055	16%	624,508	14%
Food & Staples Retailing	7,858	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	106,636	2%	98,425	2%
Household & Personal Products	13,097	0%	—	—
Insurance	83,620	2%	83,488	2%
Materials	382,365	9%	337,665	7%
Media	143,243	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,372	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	118,786	3%	113,654	3%
Semiconductors & Semiconductor Equipment	13,789	0%	15,397	0%
Software & Services	451,740	10%	490,803	11%
Technology Hardware & Equipment	108,920	2%	234,989	5%
Telecommunication Services	152,680	3%	158,383	4%
Transportation	118,751	3%	115,302	3%

Total	$4,457,614	100%	$4,532,875	100%

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

As of June 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$3,291	$23
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,454,323	4,532,852

Total	$4,457,614	$4,532,875

The Company’s investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-eight senior secured loan investments, three senior secured bond investments, ten subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2016. One senior secured bond investment, which was newly issued and purchased near June 30, 2016, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	2,218	2,229	1,633	1,555	97	—	7,732
Net realized gain (loss)	2,225	(1,691)	(22,044)	(25,344)	(1,224)	1,257	(46,821)
Net change in unrealized appreciation (depreciation)	21,890	22,244	2,011	40,175	3,877	(4,465)	85,732
Purchases	186,277	38,702	14,914	59,205	—	78,702	377,800
Paid-in-kind interest	1,583	7,083	155	1,079	—	—	9,900
Sales and redemptions	(327,774)	(98,904)	(25,300)	(31,830)	(19,767)	(6,506)	(510,081)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)

Fair value at end of period	$2,688,626	$871,776	$152,569	$363,859	$96,366	$281,127	$4,454,323

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,611	$19,581	$(15,358)	$15,098	$2,419	$(1,906)	$36,445

(1)	There was one transfer of an investment from Level 3 to Level 1 during the six months ended June 30, 2016. It is the Company’s policy to recognize transfers between levels, if any, at the beginning of the reporting period.

	For the Six Months Ended June 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	4,639	1,028	1,127	17,115	10	—	23,919
Net realized gain (loss)	(2,859)	271	(8,438)	(7,446)	(907)	3,601	(15,778)
Net change in unrealized appreciation (depreciation)	(30,507)	2,916	5,011	(2,899)	(9,174)	675	(33,978)
Purchases	713,419	197,949	44,249	144,331	239	16,376	1,116,563
Paid-in-kind interest	2,443	2,501	176	915	—	—	6,035
Sales and redemptions	(462,442)	(89,825)	(47,949)	(165,090)	(48,813)	(7,075)	(821,194)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,571,598	$1,116,153	$243,087	$408,609	$125,945	$202,965	$4,668,357

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(15,341)	$(4,340)	$(6,521)	$834	$(7,237)	$235	$(32,370)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2015 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at June 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$1,884,443	Market Comparables	Market Yield (%)	5.3% – 19.3%	10.1%
			EBITDA Multiples (x)	8.1x – 8.6x	8.3x
	550,581	Market Quotes	Indicative Dealer Quotes	23.5% – 102.5%	93.9%
	253,602	Other(2)	Other	N/A	N/A
Senior Secured Loans—Second Lien	561,271	Market Comparables	Market Yield (%)	9.0% – 22.8%	13.6%
	297,505	Market Quotes	Indicative Dealer Quotes	14.8% – 100.3%	88.9%
	13,000	Other(2)	Other	N/A	N/A
Senior Secured Bonds	61,366	Market Comparables	Market Yield (%)	9.5% – 14.3%	10.1%
			EBITDA Multiples (x)	4.0x – 5.0x	4.5x
	86,781	Market Quotes	Indicative Dealer Quotes	21.5% – 102.1%	77.4%
	4,422	Cost	Cost	N/A	N/A
Subordinated Debt	165,587	Market Comparables	Market Yield (%)	8.5% – 15.3%	12.7%
	198,272	Market Quotes	Indicative Dealer Quotes	12.0% – 100.0%	85.8%
Collateralized Securities	73,972	Market Comparables	Market Yield (%)	12.9% – 12.9%	12.9%
	22,394	Market Quotes	Indicative Dealer Quotes	36.6% – 89.0%	68.3%
Equity/Other	262,416	Market Comparables	EBITDA Multiples (x)	4.8x – 16.8x	9.1x
			Production Multiples (Mboe/d)	$35,000.0 –$45,000.0	$40,422.8
			Proved Reserves Multiples (Mmboe)	$8.0 – $10.0	$8.7
			Undeveloped Acreage Multiples ($)	$8,000.0 – $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
			PV-10 Multiples (x)	1.7x – 1.8x	1.8x
		Discounted Cash Flow	Discount Rate (%)	11.5% – 23.5%	13.6%
		Option Valuation Model	Volatility (%)	35.5% – 55.5%	49.4%
	18,711	Other(2)	Other	N/A	N/A

Total	$4,454,323

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,316,852	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.0%
	1,192	Other(2)	Other	N/A	N/A
	474,663	Market Quotes	Indicative Dealer Quotes	30.0% – 102.0%	88.1%
	9,500	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	533,919	Market Comparables	Market Yield (%)	9.0% – 19.9%	14.5%
	368,194	Market Quotes	Indicative Dealer Quotes	1.8% – 100.0%	90.3%
Senior Secured Bonds	81,382	Market Comparables	Market Yield (%)	14.0% – 31.5%	20.6%
			EBITDA Multiples (x)	7.0x – 7.5x	7.3x
	99,818	Market Quotes	Indicative Dealer Quotes	14.0% – 94.4%	72.3%
Subordinated Debt	139,922	Market Comparables	Market Yield (%)	8.8% – 13.8%	12.2%
	12,959	Other(2)	Other	N/A	N/A
	166,138	Market Quotes	Indicative Dealer Quotes	14.0% – 104.1%	71.9%
Collateralized Securities	72,828	Market Comparables	Market Yield (%)	13.2% – 13.2%	13.2%
	40,555	Market Quotes	Indicative Dealer Quotes	37.9% – 91.0%	67.9%
Equity/Other	203,182	Market Comparables	EBITDA Multiples (x)	5.3x – 14.3x	8.9x
			Production Multiples (Mboe/d)	$50,000.0 –$55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 – $11.0	$9.4
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% – 72.5%	46.8%
	11,748	Other(2)	Other	N/A	N/A

Total	$4,532,852

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following table presents summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$190,533	$9,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$225,146	$24,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility(1)	Revolving Credit Facility	L+1.70%	$114,200	$35,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$80,000	$40,000	February 23, 2021

(1)	On May 13, 2016, the Dunning Creek Credit Facility was amended to (a) extend the maturity date to May 14, 2017; (b) decrease the maximum commitment available to $150,000; and (c) increase the applicable spread over LIBOR to 1.70%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $2,079,615 and 3.09%, respectively. As of June 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.12%.

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

As of June 30, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of June 30, 2016 and December 31, 2015, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $2,085 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of June 30, 2016 and December 31, 2015, the fair value of assets held by Lehigh River was $1,142,822 and $1,150,608, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of June 30, 2016 and December 31, 2015, the fair value of assets held by Cobbs Creek was $329,116 and $345,813, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of June 30, 2016, $15 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$4,518	$4,518	$9,036	$8,987
Amortization of deferred financing costs	10	10	20	20

Total interest expense	$4,528	$4,528	$9,056	$9,007

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$9,036	$8,987
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

(1)	Interest under the JPM facility is payable quarterly in arrears and commenced in May 2013.

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

As of June 30, 2016 and December 31, 2015, Notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of June 30, 2016 and December 31, 2015, Schuylkill River’s liability under the Goldman facility was $400,000 and $400,000, respectively, plus $1,600 and $1,443, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of June 30, 2016 and December 31, 2015, the fair value of assets held by Green Creek was $717,978 and $717,247, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of June 30, 2016, $1,340 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$3,286	$3,087	$6,200	$4,129
Amortization of deferred financing costs	135	133	272	259

Total interest expense	$3,421	$3,220	$6,472	$4,388

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$6,043	$2,769
Average borrowings under the facility	$400,000	$247,708
Effective interest rate on borrowings	3.13%	3.00%
Weighted average interest rate	3.07%	3.32%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

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

As of June 30, 2016 and December 31, 2015, $190,533 and $191,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of June 30, 2016, $1,818 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$1,384	$1,024	$2,815	$1,867
Non-usage fees	18	44	35	81
Amortization of deferred financing costs	128	565	268	693

Total interest expense	$1,530	$1,633	$3,118	$2,641

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$2,667	$1,814
Average borrowings under the facility	$190,681	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	2.91%	2.63%
Weighted average interest rate (including the effect of non-usage fees)	2.96%	2.27%

(1)	Interest under the Cooper River facility is payable quarterly in arrears and commenced on March 27, 2013.

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

As of June 30, 2016 and December 31, 2015, $225,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,802 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$1,750	$1,267	$3,583	$2,490
Non-usage fees	30	217	42	440
Amortization of deferred financing costs	170	170	340	338

Total interest expense	$1,950	$1,654	$3,965	$3,268

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$3,513	$2,828
Average borrowings under the facility	$233,223	$187,401
Effective interest rate on borrowings (including the effect of non-usage fees)	3.11%	3.09%
Weighted average interest rate (including the effect of non-usage fees)	3.07%	3.11%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

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

As of June 30, 2016 and December 31, 2015, $250,000 and $250,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $3,054 in connection with obtaining the facility, which the Company has

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $1,392 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$2,291	$1,908	$4,249	$3,769
Amortization of deferred financing costs	208	203	417	377

Total interest expense	$2,499	$2,111	$4,666	$4,146

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$4,185	$3,720
Average borrowings under the facility	$250,000	$249,500
Effective interest rate on borrowings	3.37%	3.00%
Weighted average interest rate	3.36%	3.00%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

Borrowings of Darby Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Dunning Creek Credit Facility

On May 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. On May 14, 2015, the Dunning Creek facility was amended to extend the maturity date to May 14, 2016 and to reduce the applicable spread over LIBOR to 1.45% per annum. On May 13, 2016, the Dunning Creek facility was amended to (a) extend the maturity date to May 14, 2017; (b) set the maximum commitments available under the facility at $150,000; (c) increase the applicable spread over LIBOR to 1.70% per annum; (d) add a commitment fee of 0.75% per annum on unborrowed amounts; (e) add an excess unused fee of 0.95% per annum payable on any unborrowed amounts in excess of $75,000; and (f) add a commitment reduction fee in an amount equal to the commitment fee and, as applicable, excess unused fee that would have accrued through scheduled maturity on any amount by which the commitments are reduced.

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

As of June 30, 2016, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.70% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

As of June 30, 2016 and December 31, 2015, $114,200 and $114,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,755 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2016, $364 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$637	$1,048	$1,226	$2,079
Non-usage fees	36	—	36	—
Amortization of deferred financing costs	131	169	286	350

Total interest expense	$804	$1,217	$1,548	$2,429

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$1,158	$2,099
Average borrowings under the facility	$114,200	$231,476
Effective interest rate on borrowings (including the effect of non-usage fees)	2.55%	1.72%
Weighted average interest rate (including the effect of non-usage fees)	2.18%	1.79%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

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

As of June 30, 2016 and December 31, 2015, $300,000 and $300,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of June 30, 2016, $240 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016 and 2015, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct interest expense	$2,372	$2,101	$4,704	$3,790
Amortization of deferred financing costs	17	22	34	36

Total interest expense	$2,389	$2,123	$4,738	$3,826

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest expense(1)	$4,530	$2,486
Average borrowings under the facility	$300,000	$273,425
Effective interest rate on borrowings	3.13%	2.78%
Weighted average interest rate	3.10%	2.76%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015.

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

As of June 30, 2016, $80,000 was outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $208 in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the FSIC II revolving credit facility. As of June 30, 2016, $158 of such deferred financing costs had yet to be amortized to interest expense.

For the three and six months ended June 30, 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Direct interest expense	$433	$480
Non-usage fees	35	66
Amortization of deferred financing costs	36	50

Total interest expense	$504	$596

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:

Six Months Ended June 30, 2016
Cash paid for interest expense(1)	$391
Average borrowings under the facility(2)	$58,566
Effective interest rate on borrowings (including the effect of non-usage fees)	2.44%
Weighted average interest rate (including the effect of non-usage fees)	2.60%

(1)	Interest under the FSIC II revolving credit facility is payable quarterly and commenced on March 29, 2016.

(2)	The average borrowings under the FSIC II revolving credit facility are calculated for the period since the Company commenced borrowing thereunder to June 30, 2016.

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

The Company had certain credit default swap contracts outstanding during the year ended December 31, 2015. As of June 30, 2016, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the six months ended June 30, 2015 was as follows:

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$8.37	$9.30
Results of operations(2)
Net investment income	0.39	0.92
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	0.12	(1.11)

Net increase (decrease) in net assets resulting from operations	0.51	(0.19)

Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.72)
Distributions from net realized gain on investments	—	(0.03)

Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.75)

Capital share transactions
Issuance of common stock(4)	0.00	0.01
Repurchases of common stock(5)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.01

Net asset value, end of period	$8.50	$8.37

Shares outstanding, end of period	325,888,111	321,507,876

Total return(6)	6.09%	(1.94)%

Ratio/Supplemental Data:
Net assets, end of period	$2,771,242	$2,690,412

Ratio of net investment income to average net assets(7)	4.73%	10.03%

Ratio of operating expenses and excise taxes to average net assets(7)	4.53%	8.59%
Ratio of waived expenses to average net assets(7)	(0.22)%	(0.35)%

Ratio of net operating expenses and excise taxes to average net assets(7)	4.31%	8.24%

Portfolio turnover(8)	8.47%	31.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,109,879	$2,045,840

Asset coverage per unit(9)	2.31	2.32

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	1.18%	2.51%
Ratio of interest expense to average net assets	1.28%	2.13%
Ratio of excise taxes to average net assets	—	0.07%

(8)	Portfolio turnover for the six months ended June 30, 2016 is not annualized.

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

•

actual and potential conflicts of interest with FSIC II Advisor, FB Income Advisor, LLC, FS Investment Corporation, FS Investment Advisor, LLC, FS Energy and Power Fund, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC, FS Investment Corporation IV, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, GDFM or any of their affiliates;

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

As of June 30, 2016 and December 31, 2015, no amounts remained subject to repayment by us to Franklin Square Holdings in the future.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2016 and for the Year Ended December 31, 2015

During the six months ended June 30, 2016, we made investments in portfolio companies totaling $377,800. During the same period, we sold investments for proceeds of $167,505 and received principal repayments of $342,576. As of June 30, 2016, our investment portfolio, with a total fair value of $4,457,614 (60% in first lien senior secured loans, 20% in second lien senior secured loans, 4% in senior secured bonds, 8% in subordinated debt, 2% in collateralized securities and 6% in equity/other), consisted of interests in 148 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $137.9 million. As of June 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.8% of par and our estimated gross portfolio yield, prior to leverage, was 9.2% based upon the amortized cost of our investments.

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

Based on our regular monthly cash distribution amount of $0.06283 per share as of June 30, 2016 and December 31, 2015 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of June 30, 2016 and December 31, 2015 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of June 30, 2016 and December 31, 2015 and our distribution reinvestment price of $8.45 as of June 30, 2016 and $8.90 as of December 31, 2015, the annualized distribution rate to stockholders as of June 30, 2016 and December 31, 2015 was 8.92% and 8.47%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

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

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2016:

Net Investment Activity	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Purchases	$284,188	$377,800
Sales and Redemptions	(330,921)	(510,081)

Net Portfolio Activity	$(46,733)	$(132,281)

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$158,491	56%	$186,277	49%
Senior Secured Loans—Second Lien	18,578	7%	38,702	10%
Senior Secured Bonds	14,914	5%	14,914	4%
Subordinated Debt	42,994	15%	59,205	16%
Collateralized Securities	—	—	—	—
Equity/Other	49,211	17%	78,702	21%

Total	$284,188	100%	$377,800	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,780,619	$2,688,626	60%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	959,643	871,776	20%	1,012,224	902,113	20%
Senior Secured Bonds	213,916	152,569	4%	244,558	181,200	4%
Subordinated Debt	416,489	363,859	8%	411,824	319,019	7%
Collateralized Securities	97,696	96,366	2%	118,590	113,383	2%
Equity/Other	247,552	284,418	6%	174,099	214,953	5%

Total	$4,715,915	$4,457,614	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Number of Portfolio Companies	148	165
% Variable Rate (based on fair value)	77.5%	79.5%
% Fixed Rate (based on fair value)	16.1%	15.7%
% Income Producing Equity or Other Investments (based on fair value)	0.6%	0.8%
% Non-Income Producing Equity or Other Investments (based on fair value)	5.8%	4.0%
Average Annual EBITDA of Portfolio Companies	$137,900	$168,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.8%	98.0%
% of Investments on Non-Accrual (based on fair value)	1.5%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2016:

New Direct Originations	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total Commitments (including unfunded commitments)	$155,019	$222,020
Exited Investments (including partial paydowns)	(157,712)	(284,613)

Net Direct Originations	$(2,693)	$(62,593)

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$92,188	60%	$115,338	52%
Senior Secured Loans—Second Lien	23,836	15%	23,836	11%
Senior Secured Bonds	4,467	3%	4,467	2%
Subordinated Debt	—	—	12,998	6%
Collateralized Securities	—	—	—	—
Equity/Other	34,528	22%	65,381	29%

Total	$155,019	100%	$222,020	100%

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Average New Direct Origination Commitment Amount	$19,377	$14,801
Weighted Average Maturity for New Direct Originations	5/16/20	1/13/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	8.8%	8.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	11.4%	11.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.4%	9.3%

The following table presents certain selected information regarding our direct originations as of June 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2016	December 31, 2015
Number of Portfolio Companies	67	69
Average Annual EBITDA of Portfolio Companies	$73,800	$70,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.4%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.8%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,539,251	79%	$3,568,330	79%
Opportunistic	601,580	14%	587,065	13%
Broadly Syndicated/Other	316,783	7%	377,480	8%

Total	$4,457,614	100%	$4,532,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2016 and December 31, 2015:

	June 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$201,590	5%	$234,923	5%
Capital Goods	403,487	9%	474,141	11%
Commercial & Professional Services	366,834	8%	335,256	7%
Consumer Durables & Apparel	342,271	8%	351,431	8%
Consumer Services	474,539	11%	470,309	10%
Diversified Financials	259,981	6%	275,053	6%
Energy	705,055	16%	624,508	14%
Food & Staples Retailing	7,858	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	106,636	2%	98,425	2%
Household & Personal Products	13,097	0%	—	—
Insurance	83,620	2%	83,488	2%
Materials	382,365	9%	337,665	7%
Media	143,243	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,372	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	118,786	3%	113,654	3%
Semiconductors & Semiconductor Equipment	13,789	0%	15,397	0%
Software & Services	451,740	10%	490,803	11%
Technology Hardware & Equipment	108,920	2%	234,989	5%
Telecommunication Services	152,680	3%	158,383	4%
Transportation	118,751	3%	115,302	3%

Total	$4,457,614	100%	$4,532,875	100%

As of June 30, 2016, except for Allen Systems Group, Inc., in which we held two senior secured loans and two equity/other investments, and JW Aluminum Co., in which we held a senior secured loan, a senior secured bond and two equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of June 30, 2016, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

As of December 31, 2015, except for Allen Systems Group, Inc., in which we held a senior secured loan and an equity/other investment, and JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of December 31, 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2016, we had sixteen senior secured loan investments with aggregate unfunded commitments of $169,965 and one unfunded commitment to purchase up to $217 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$574,674	13%	$291,690	6%
2	2,829,594	64%	3,301,347	73%
3	894,923	20%	798,045	18%
4	62,125	1%	122,185	3%
5	96,298	2%	19,608	0%

Total	$4,457,614	100%	$4,532,875	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues

We generated investment income of $121,210 and $167,830 for the three months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $114,132 and $161,902 of cash income earned as well as $7,078 and $5,928 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended June 30, 2016 and 2015, we generated $112,538 and $129,382, respectively, of interest income, which represented 92.8% and 77.1%, respectively, of total investment income. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended June 30, 2016 and 2015, we generated $8,672 and $33,014, respectively, of fee income, which represented 7.2% and 19.7%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income in the aggregate during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to the prepayment of several large investments during the three months ended June 30, 2015.

During the three months ended June 30, 2016 and 2015, we generated $0 and $5,434, respectively, of dividend income, which represented 0.0% and 3.2%, respectively, of total investment income.

Expenses

Our net operating expenses were $58,234 and $67,456 for the three months ended June 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $21,303 and $22,063, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,043 and $3,151, for the three months ended June 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $1,029 and $1,140 for the three months ended June 30, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $15,744 and $25,095, respectively. During the three months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $17,625 and $16,486 for the three months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $351 and $429, respectively, and fees and expenses incurred with our stock transfer agent totaled $506 and $677, respectively. Fees for our board of directors were $273 and $224 for the three months ended June 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $1,403 and $1,342 for the three months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$150	$110
Legal fees	137	200
Printing fees	512	275
Other	604	757

Total	$1,403	$1,342

During the three months ended June 30, 2016 and 2015, the ratio of our net expenses to our average net assets was 2.16% and 2.28%, respectively. During the three months ended June 30, 2016 and 2015, the ratio of our net expenses to average net assets included $17,625 and $16,486, respectively, related to interest expense and $15,744 and $25,095, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.92% and 0.87% for the three months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $62,976 ($0.19 per share) and $100,374 ($0.32 per share) for the three months ended June 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the decrease in investment income, as described above, for the three months ended June 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $135,875 and $195,046, respectively, during the three months ended June 30, 2016, from which we realized a net loss of $32,219. During the three months ended June 30, 2016, we did not realize any net gains (losses) from settlements on foreign currency. We sold investments and received principal repayments of $252,511 and $334,388, respectively, during the three months ended June 30, 2015, from which we realized a net loss of $14,081. During the three months ended June 30, 2015, we realized a net loss of $269 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Unrealized Gain (Loss) on Foreign Currency

For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $146,393, and the net change in unrealized gain (loss) on foreign currency was $0. For the three months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(29,753), the net change in unrealized gain (loss) on foreign currency was $191. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and specific improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $177,150 ($0.55 per share) and $56,462 ($0.18 per share), respectively.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues

We generated investment income of $241,201 and $283,570 for the six months ended June 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $225,270 and $270,715 of cash income earned as well as $15,931 and $12,855 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the six months ended June 30, 2016 and 2015, we generated $229,638 and $237,046, respectively, of interest income, which represented 95.2% and 83.6%, respectively, of total investment income. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the six months ended June 30, 2016 and 2015, we generated $11,563 and $40,720, respectively, of fee income, which represented 4.8% and 14.4%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income in the aggregate was primarily due to the prepayment of several large investments during the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, we generated $0 and $5,804, respectively, of dividend income, which represented 0.0% and 2.0%, respectively, of total investment income.

Expenses

Our net operating expenses were $114,867 and $122,346 for the six months ended June 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $42,310 and $45,438, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $6,044 and $4,002, for the six months ended June 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $2,057 and $2,216 for the six months ended June 30, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $31,584 and $40,308, respectively. During the six months ended June 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $34,159 and $29,705 for the six months ended June 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the six months ended June 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $701 and $856, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,043 and $1,018, respectively. Fees for our board of directors were $545 and $412 for the six months ended June 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $2,468 and $2,393 for the six months ended June 30, 2016 and 2015, respectively, and consisted of the following:

	Six Months Ended June 30,
	2016	2015
Expenses associated with our independent audit and related fees	$220	$219
Compensation of our chief compliance officer(1)	—	30
Legal fees	275	401
Printing fees	894	547
Other	1,079	1,196

Total	$2,468	$2,393

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by Franklin Square Holdings and does not receive any direct compensation from us in this capacity.

During the six months ended June 30, 2016 and 2015, the ratio of our net expenses to our average net assets was 4.31% and 4.16%, respectively. During the six months ended June 30, 2016 and 2015, the ratio of our net expenses to average net assets included $34,159 and $29,705, respectively, related to interest expense and $31,584 and $40,308, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 1.84% and 1.78% for the six months ended June 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $126,334 ($0.39 per share) and $161,224 ($0.51 per share) for the six months ended June 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the decrease in investment income, as described above, for the six months ended June 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $167,505 and $342,576, respectively, during the six months ended June 30, 2016, from which we realized a net loss of $46,821. During the six months ended June 30, 2016, we also realized net gains of $3 from settlements on foreign currency. We sold investments and received principal repayments of $456,918 and $374,779, respectively, during the six months ended June 30, 2015, from which we realized a net loss of $11,696. During the six months ended June 30, 2015, we also realized net losses of $19,588 and $294, respectively, on our credit default swaps and from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $86,209, and the net change in unrealized gain (loss) on foreign currency was $0. For the six months ended June 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(30,964), the net change in unrealized gain (loss) on foreign currency was $120 and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the six months ended June 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $165,725 ($0.51 per share) and $118,228 ($0.38 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $375,396 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $110,121 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2016, we had sixteen senior secured loan investments with aggregate unfunded commitments of $169,965 and one unfunded equity investment with an unfunded commitment of $217. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the six months ended June 30, 2016 was $74,576 for which we issued 8,874,917 shares of common stock. During the period from July 1, 2016 to August 2, 2016, we issued 1,245,597 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $8.55 for gross proceeds of $10,645.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	$9.450	$8,368
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	$8.300	$22,537

On July 1, 2016, we repurchased 2,874,151 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase) at $8.55 per share for aggregate consideration totaling $24,574.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of June 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$190,533	$9,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$225,146	$24,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	February 20, 2018
Dunning Creek Credit Facility(1)	Revolving Credit Facility	L+1.70%	$114,200	$35,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$80,000	$40,000	February 23, 2021

(1)	On May 13, 2016, the Dunning Creek Credit Facility was amended to (a) extend the maturity date to May 14, 2017; (b) decrease the maximum commitment available to $150,000; and (c) increase the applicable spread over LIBOR to 1.70%.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2016 were $2,079,615 and 3.09%, respectively. As of June 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.12%.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976

On May 5, 2016 and August 3, 2016, our board of directors declared regular monthly cash distributions for July 2016 through September 2016 and October 2016 through December 2016, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

Pursuant to the expense reimbursement agreement, Franklin Square Holdings has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by Franklin Square Holdings and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the six months ended June 30, 2016 and 2015 was funded through the reimbursement of operating expenses by Franklin Square Holdings. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. Franklin Square Holdings and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	121,720	100%	118,744	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$121,720	100%	$118,744	100%

(1)	During the six months ended June 30, 2016 and 2015, 93.4% and 95.5%, respectively, of our gross investment income was attributable to cash income earned, 2.5% and 2.4%, respectively, was attributable to non-cash accretion of discount and 4.1% and 2.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2016 and 2015 was $121,990 and $128,465, respectively. As of June 30, 2016, we had $45,272 of undistributed net investment income, $13,825 of distributable realized gains and $38,671 of capital loss carryover on a tax basis. As of December 31, 2015, we had $58,827 of undistributed net investment income and realized capital gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2016 and 2015.

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

Our investments as of June 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-eight senior secured loan investments, three senior secured bond investments, ten subordinated debt investments and one collateralized security, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Two equity/other investments, which were traded on an active public market, were valued at their respective closing price as of June 30, 2016. One senior secured bond investment, which was newly issued and purchased near June 30, 2016, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2016 and 2015, we did not incur any interest or penalties.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$400,000	$400,000	—	—	—
Cooper River Credit Facility(3)	$190,533	—	—	$190,533	—
Wissahickon Creek Credit Facility(4)	$225,146	—	$225,146	—	—
Darby Creek Credit Facility(5)	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(6)	$114,200	$114,200	—	—	—
Juniata River Credit Facility(7)	$300,000	—	—	$300,000	—
FSIC II Revolving Credit Facility(8)	$80,000	—	—	$80,000	—

(1)	At June 30, 2016, no amounts remained unused under the JPM facility. Cobbs Creek will, on a quarterly basis, repurchase the Class A Notes sold to JPM under the JPM facility and subsequently resell such Class A Notes to JPM. The final repurchase transaction is scheduled to occur no later than May 20, 2017.

(2)	At June 30, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At June 30, 2016, $9,467 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At June 30, 2016, $24,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At June 30, 2016, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 20, 2018.

(6)	At June 30, 2016, $35,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

(7)	At June 30, 2016, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

(8)	At June 30, 2016, $40,000 remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets. We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings providing administrative services to us on behalf of FSIC II Advisor.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three and six months ended June 30, 2016 and 2015:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,303	$22,063	$42,310	$45,438
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$15,744	$25,095	$31,584	$40,308
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,029	$1,140	$2,057	$2,216

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the three and six months ended June 30, 2016 are net of waivers of $3,043 and $6,044, respectively, and the amounts shown for the three and six months ended June 30, 2015 are net of waivers of $3,151 and $4,002, respectively. During the six months ended June 30, 2016 and 2015, $42,536 and $46,444, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2016, $21,303 in base management fees were payable to FSIC II Advisor.

(2)	During the six months ended June 30, 2016 and 2015, $32,094 and $30,547, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2016, a subordinated incentive fee on income of $15,744 was payable to FSIC II Advisor.

(3)	During the six months ended June 30, 2016 and 2015, $1,965 and $2,125, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $2,258 and $2,162 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2016 and 2015, respectively.

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

(in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 77.5% of our portfolio investments (based on fair value) paid variable interest rates, 16.1% paid fixed interest rates, 5.8% were non-income producing equity or other investments and the remaining 0.6% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 65 basis points	$(1,806)	$(8,463)	$6,657	1.8%
No change	—	—	—	—
Up 100 basis points	18,822	13,020	5,802	1.6%
Up 300 basis points	88,724	39,061	49,663	13.3%
Up 500 basis points	159,311	65,101	94,210	25.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2016, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	2,715,325	$8.30	2,715,325	(1)
May 1 to May 31, 2016	—	—	—	—
June 1 to June 30, 2016	—	—	—	—

Total	2,715,325	$8.30	2,715,325	(1)

(1)	A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.5	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.6	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.7	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.11	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.12	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.13	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.14	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.17	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.18	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.19	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.20	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.21	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.22	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.23	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.24	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.25	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.26	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.27	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.28	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.29	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.30	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.31	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.32	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.33	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.34	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.35	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.36	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

10.37	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.38	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.39	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.40	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.41	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.42	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.43	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.44	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.45	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.46	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.47	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.48	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.50	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.51	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.52	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.53	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.54	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.55	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.56	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.57	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2016.

FS INVESTMENT CORPORATION II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)