Form 10-Q
period 2016-09-30
FS Investment Corp II
filed 2016-11-10
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 324,543,542 shares of common stock outstanding as of November 2, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,363,655 and $4,752,111, respectively)	$4,221,805	$4,391,357
Non-controlled/affiliated investments (amortized cost—$159,987 and $125,274, respectively)	179,763	141,518

Total investments, at fair value (amortized cost—$4,523,642 and $4,877,385, respectively)	4,401,568	4,532,875
Cash	428,036	228,781
Receivable for investments sold and repaid	20,288	1,925
Interest receivable	53,684	37,879
Deferred financing costs	7,097	6,267
Prepaid expenses and other assets	54	224

Total assets	$4,910,727	$4,807,951

Liabilities
Payable for investments purchased	$30,976	$—
Repurchase agreements payable (net of deferred financing costs of $1,208 and $1,647, respectively)(1)	948,792	948,353
Credit facilities payable (net of deferred financing costs of $222 and $274, respectively)	987,657	1,095,566
Secured borrowing, at fair value (proceeds of $8,135 and $0, respectively)(2)	8,229	—
Stockholder distributions payable	10,076	20,273
Management fees payable	21,555	21,529
Subordinated income incentive fees payable(3)	14,252	16,254
Administrative services expense payable	1,161	1,392
Interest payable	10,837	9,980
Directors’ fees payable	272	278
Other accrued expenses and liabilities	1,711	3,914

Total liabilities	2,035,518	2,117,539

Commitments and contingencies(4)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,680,550 and 321,507,876 shares issued and outstanding, respectively	327	322
Capital in excess of par value	3,031,862	2,987,791
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(5)	(81,405)	11,785
Accumulated undistributed net investment income(5)	46,593	35,024
Net unrealized appreciation (depreciation) on investments, secured borrowing and unrealized gain/loss on foreign currency	(122,168)	(344,510)

Total stockholders’ equity	2,875,209	2,690,412

Total liabilities and stockholders’ equity	$4,910,727	$4,807,951

Net asset value per share of common stock at period end	$8.80	$8.37

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$106,643	$115,929	$331,138	$351,780
Fee income	8,525	4,463	19,388	43,701
Dividend income	—	—	—	5,804
From non-controlled/affiliated investments:
Interest income	3,898	1,835	9,041	3,030
Fee income	—	—	700	1,482

Total investment income	119,066	122,227	360,267	405,797

Operating expenses
Management fees(1)	24,635	25,387	72,989	74,827
Subordinated income incentive fees(2)	14,252	16,102	45,836	56,410
Administrative services expenses	1,039	992	3,096	3,208
Stock transfer agent fees	506	464	1,549	1,482
Accounting and administrative fees	368	402	1,069	1,258
Interest expense	17,668	16,035	51,827	45,740
Directors’ fees	290	324	835	736
Other general and administrative expenses	1,166	1,290	3,634	3,683

Operating expenses	59,924	60,996	180,835	187,344
Management fee waiver(1)	(3,080)	(3,174)	(9,124)	(7,176)

Net expenses	56,844	57,822	171,711	180,168

Net investment income	62,222	64,405	188,556	225,629

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(40,465)	(4,565)	(87,286)	(16,261)
Non-controlled/affiliated investments	(14)	—	(14)	—
Net realized gain (loss) on credit default swaps	—	—	—	(19,588)
Net realized gain (loss) on foreign currency	(5)	(7)	(2)	(301)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	137,129	(133,240)	218,904	(166,077)
Non-controlled/affiliated investments	(902)	10,801	3,532	12,674
Net change in unrealized appreciation (depreciation) on secured borrowing	(94)	—	(94)	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	(113)	—	7

Total net realized and unrealized gain (loss)	95,649	(127,124)	135,040	(170,120)

Net increase (decrease) in net assets resulting from operations	$157,871	$(62,719)	$323,596	$55,509

Per share information—basic and diluted(3)
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.49	$(0.20)	$1.00	$0.18

Weighted average shares outstanding	324,468,282	318,458,821	323,463,183	316,089,601

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations is based on the weighted average shares outstanding during the applicable period.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operations
Net investment income	$188,556	$225,629
Net realized gain (loss) on investments, credit default swaps and foreign currency	(87,302)	(36,150)
Net change in unrealized appreciation (depreciation) on investments	222,436	(153,403)
Net change in unrealized appreciation (depreciation) on secured borrowing	(94)	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426
Net change in unrealized gain (loss) on foreign currency	—	7

Net increase in net assets resulting from operations	323,596	55,509

Stockholder distributions(1)
Distributions from net investment income	(176,987)	(178,767)
Distributions from net realized gain on investments	(5,888)	—

Net decrease in net assets resulting from stockholder distributions	(182,875)	(178,767)

Capital share transactions(2)
Reinvestment of stockholder distributions	106,401	95,418
Repurchases of common stock	(62,325)	(23,294)

Net increase in net assets resulting from capital share transactions	44,076	72,124

Total increase (decrease) in net assets	184,797	(51,134)
Net assets at beginning of period	2,690,412	2,911,790

Net assets at end of period	$2,875,209	$2,860,656

Accumulated undistributed net investment income(1)	$46,593	$69,005

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$323,596	$55,509
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(806,968)	(1,495,649)
Paid-in-kind interest	(17,882)	(8,416)
Proceeds from sales and repayments of investments	1,104,157	1,094,101
Net realized (gain) loss on investments	87,300	16,261
Net change in unrealized (appreciation) depreciation on investments	(222,436)	153,403
Net change in unrealized (appreciation) depreciation on credit default swap	—	(19,426)
Net change in unrealized (appreciation) depreciation on secured borrowing	94	—
Accretion of discount	(12,864)	(28,433)
Amortization of deferred financing costs and discount	2,565	2,910
(Increase) decrease in collateral held at broker for open swap contracts	—	37,951
(Increase) decrease in receivable for investments sold and repaid	(18,363)	(18,407)
(Increase) decrease in interest receivable	(15,805)	3,977
(Increase) decrease in receivable for credit default swaps	—	62
(Increase) decrease in prepaid expenses and other assets	170	(82)
Increase (decrease) in payable for investments purchased	30,976	(84,272)
Increase (decrease) in management fees payable	26	(856)
Increase (decrease) in subordinated income incentive fees payable	(2,002)	768
Increase (decrease) in administrative services expense payable	(231)	(280)
Increase (decrease) in interest payable	857	3,112
Increase (decrease) in directors’ fees payable	(6)	10
Increase (decrease) in unamortized swap premiums received	—	(10,622)
Increase (decrease) in other accrued expenses and liabilities	(2,203)	(737)

Net cash provided by (used in) operating activities	450,981	(299,116)

Cash flows from financing activities
Reinvestment of stockholder distributions	106,401	95,418
Repurchases of common stock	(62,325)	(23,294)
Stockholder distributions	(193,072)	(178,361)
Borrowings under credit facilities(1)	95,000	169,700
Borrowings under repurchase agreements(2)	—	299,106
Proceeds from secured borrowing(3)	8,132	—
Repayments of credit facilities(1)	(202,961)	—
Deferred financing costs paid	(2,901)	(4,153)

Net cash provided by (used in) financing activities	(251,726)	358,416

Total increase in cash	199,255	59,300
Cash at beginning of period	228,781	224,583

Cash at end of period	$428,036	$283,883

Supplemental disclosure
Local and excise taxes paid	$2,069	$1,095

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the nine months ended September 30, 2016 and 2015, the Company paid $25,496 and $20,496, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the nine months ended September 30, 2016 and 2015, the Company paid $22,909 and $19,222, respectively, in interest expense pursuant to its repurchase agreements.

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the nine months ended September 30, 2016, the Company did not pay any interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—95.5%
5 Arch Income Fund 2, LLC	(p)(t)	Diversified Financials	10.5%		11/18/21	$8,268	$8,293	$8,268
5 Arch Income Fund 2, LLC	(p)(q)(t)	Diversified Financials	10.5%		11/18/21	10,732	10,732	10,732
A.T. Cross Co.	(e)(g)	Retailing	L+875		9/6/19	39,208	39,208	25,484
Abaco Energy Technologies LLC	(g)(k)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	26,607	25,465	17,295
Aeneas Buyer Corp.	(g)(h)	Health Care Equipment & Services	L+500	1.0%	12/18/21	16,538	16,538	16,538
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+500	1.0%	12/18/21	1,350	1,350	1,350
Aeneas Buyer Corp.		Health Care Equipment & Services	L+812	1.0%	12/18/21	585	585	594
Aeneas Buyer Corp.	(q)	Health Care Equipment & Services	L+750	1.0%	12/18/21	15	15	15
Altus Power America, Inc.	(l)	Energy	L+750	1.5%	10/10/21	3,125	3,125	3,188
American Bath Group, LLC	(g)(h)(m)	Capital Goods	L+575	1.0%	9/30/23	25,000	24,000	25,000
AP Exhaust Acquisition, LLC	(e)(h)(i)(k)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	142,139
Ascension Insurance, Inc.	(e)(g)(h)(i)	Insurance	L+825	1.3%	3/5/19	77,009	76,381	77,394
ASG Technologies Group, Inc.	(e)(g)(h)(i)(x)	Software & Services	L+787, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	79,079	78,897	80,660
Aspect Software, Inc.		Software & Services	L+950	1.0%	5/25/18	875	875	884
Aspect Software, Inc.	(q)	Software & Services	L+950	1.0%	5/25/18	318	318	321
Aspect Software, Inc.		Software & Services	L+950	1.0%	5/25/20	3,738	3,738	3,775
Atlas Aerospace LLC	(g)(l)	Capital Goods	L+806	1.0%	5/8/19	57,000	57,000	57,855
Atlas Aerospace LLC	(q)	Capital Goods	L+750	1.0%	5/8/19	21,714	21,714	22,040
ATX Networks Corp.	(g)(h)(p)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,955	1,932	1,916
BenefitMall Holdings, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+725	1.0%	11/24/20	112,988	112,988	115,247
BenefitMall Holdings, Inc.	(q)	Commercial & Professional Services	L+725	1.0%	11/24/20	41,818	41,818	42,655
Blueprint Sub, Inc.	(e)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(q)	Software & Services	L+450	1.0%	5/7/21	2,456	2,456	2,456
Blueprint Sub, Inc.	(g)(h)(i)(k)(l)	Software & Services	L+750	1.0%	5/7/21	93,441	93,441	93,735
Blueprint Sub, Inc.	(q)	Software & Services	L+750	1.0%	5/7/21	12,281	12,281	12,319
Cactus Wellhead, LLC	(g)(h)	Energy	L+600	1.0%	7/31/20	16,421	15,578	12,839
Cadence Aerospace Finance, Inc.	(g)	Capital Goods	L+525	1.3%	5/9/18	2,723	2,732	2,546
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	5.8%		3/1/17	14,771	14,586	14,990

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Operating Co., Inc.	(k)(o)(p)	Consumer Services	6.7%		3/1/17	$10,416	$10,297	$10,476
Caesars Entertainment Operating Co., Inc.	(e)(g)(j)(o)(p)	Consumer Services	9.0%		3/1/17	50,570	50,490	50,714
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	33,871	32,534	33,871
CEVA Group Plc	(p)(q)	Transportation	L+500		3/19/19	20,000	20,000	15,981
Cimarron Energy Inc.	(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,724	24,724	24,847
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,758	39,118	38,370
Crestwood Holdings LLC	(g)	Energy	L+800	1.0%	6/19/19	5,035	5,024	4,679
Diamond Resorts International, Inc.	(h)(p)	Consumer Services	L+600	1.0%	9/2/23	15,000	14,628	14,953
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,889	6,944
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,838	11,979	12,412
Fairway Group Acquisition Co.		Food & Staples Retailing	L+800	1.0%	1/3/20	2,492	2,492	2,517
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,568	1,568	1,435
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,186	13,186	12,901
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,095	4,081	1,658
Greystone Equity Member Corp.	(f)(p)	Diversified Financials	L+1050		3/31/21	34,344	34,486	34,301
Greystone Equity Member Corp.	(f)(p)(q)	Diversified Financials	L+1100		3/31/21	5,656	5,656	5,649
Gulf Finance, LLC	(h)	Energy	L+525	1.0%	8/25/23	5,000	4,851	4,877
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+906	1.0%	3/26/21	60,000	60,000	60,675
H.M. Dunn Co., Inc.	(q)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,670
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,520
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,349	48,349	47,305
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	126,151	126,151	128,044
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,214	13,214	13,676
Intralinks, Inc.	(g)(h)(k)(p)	Software & Services	L+525	2.0%	2/24/19	24,375	24,247	24,161
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+857	1.0%	11/6/21	17,038	17,038	17,208
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,600	7,158	7,562
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,000
Logan’s Roadhouse, Inc.		Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	1,401	1,401	1,401
Logan’s Roadhouse, Inc.	(q)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/14/16	1,990	1,990	1,990

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	$59,911	$59,911	$57,215
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,439	2,444	2,360
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,781	11,809	11,634
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,452	5,418	5,356
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,773	1,777	1,716
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	111,231	111,231	114,568
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,752	4,752	4,752
Nobel Learning Communities, Inc.	(q)	Consumer Services	L+450	1.0%	4/27/20	6,429	6,429	6,429
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+842	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(q)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(e)(g)(i)(k)(l)	Consumer Services	L+813	1.0%	9/2/22	70,875	70,875	70,875
North Haven Cadence Buyer, Inc.	(q)	Consumer Services	L+750	1.0%	9/2/22	16,625	16,625	16,625
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+865	1.3%	9/10/19	70,077	70,077	63,945
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	58,787	58,787	58,787
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+888	1.0%	12/20/21	63,068	63,068	63,384
Polymer Additives, Inc.	(l)	Materials	L+978	1.0%	12/20/21	1,941	1,941	2,019
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+850	1.0%	7/23/19	47,500	47,500	47,263
Production Resource Group, LLC	(g)(k)(l)	Media	L+850	1.0%	7/23/19	48,099	48,099	48,339
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,500	34,983	36,563
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+840	1.0%	11/25/21	26,000	26,000	25,472
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,800	7,800	7,902
Rogue Wave Software, Inc.	(e)	Software & Services	L+802	1.0%	9/25/21	18,788	18,788	18,506
Sequential Brands Group, Inc.	(e)(i)(k)(l)(p)	Consumer Durables & Apparel	L+900		7/1/22	159,288	159,288	162,474
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	99,715	99,394	99,715
Sports Authority, Inc.	(g)(n)(o)	Retailing	L+600	1.5%	11/16/17	7,818	6,676	1,915
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	5,715	5,494	5,844
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,749	10,129	10,158
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	9,418	9,272	9,512
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+1100	1.0%	7/20/21	19,587	19,587	18,902
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,682	4,683	3,856

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TierPoint, LLC	(g)	Software & Services	L+450	1.0%	12/2/21	$4,537	$4,453	$4,480
Transplace Texas, LP	(e)(k)	Transportation	L+745	1.0%	9/16/21	20,676	20,676	20,779
Transplace Texas, LP	(q)	Transportation	L+700	1.0%	9/16/21	486	487	489
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+950, 0.0% PIK (1.3% Max PIK)	1.5%	5/30/19	82,538	82,538	82,538
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,128	1,124	842
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,776
Warren Resources, Inc.	(e)(f)(k)(n)	Energy	L+850	1.0%	5/22/20	70,443	70,443	50,170
Waste Pro USA, Inc.	(e)(f)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	122,674	122,674	124,975
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	28,076	28,156	28,183
Zeta Interactive Holdings Corp.	(g)(h)(w)	Software & Services	L+750	1.0%	7/29/22	8,214	8,135	8,224
Zeta Interactive Holdings Corp.	(q)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,129
Zeta Interactive Holdings Corp.	(q)(w)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,319

Total Senior Secured Loans—First Lien							2,984,436	2,918,168
Unfunded Loan Commitments							(172,348)	(172,348)

Net Senior Secured Loans—First Lien							2,812,088	2,745,820

Senior Secured Loans—Second Lien—26.6%
Alison US LLC	(j)(p)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,299	4,115
American Bath Group, LLC	(f)(m)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,440	6,755
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	37,756	37,756	31,149
Arena Energy, LP	(e)(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,625	23,625	23,521
Ascent Resources—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	313
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	247,858	247,118	244,140
ASG Technologies Group, Inc.	(e)(f)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	23,333	16,361	16,275
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	3,062	2,372
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,723	16,723	16,556
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,943	7,237
Chief Exploration & Development LLC	(g)	Energy	L+650	1.3%	5/16/21	1,174	1,166	1,107
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,885	9,444

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	$6,932	$6,908	$6,290
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,791	3,519
Eastman Kodak Co.	(l)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,621	24,750
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,362	1,362	1,117
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	2,008	1,076
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,349	11,611
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,809	2,613
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,744	3,108
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,089	1,119
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	32,755	32,745	33,001
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,003	8,669
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,360
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	7,409	7,382	7,260
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,480	16,175
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,697	12,651
Paw Luxco II Sarl	(p)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,221	4,643
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,759	2,277
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,459	5,129
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,511	5,458	5,513
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,119	80,000
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,708	3,683
Spencer Gifts LLC	(l)	Retailing	L+825	1.0%	6/29/22	20,000	20,094	16,500
Stardust Finance Holdings, Inc.	(l)(p)	Materials	L+950	1.0%	3/13/23	2,000	1,986	2,001
Titan Energy Operating, LLC	(e)(h)(k)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	68,215	55,869	56,496
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	43,475	43,206	43,149
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	17,954	17,868	17,281
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	13,000
Winebow Holdings, Inc.		Retailing	L+750	1.0%	1/2/22	2,775	2,758	2,559

Total Senior Secured Loans—Second Lien							807,662	765,534

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—5.4%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	$35,500	$32,979	$8,875
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,932	40,198
CEVA Group Plc	(j)(p)	Transportation	7.0%		3/1/21	5,000	4,364	4,056
CEVA Group Plc	(j)(p)	Transportation	9.0%		9/1/21	2,000	2,000	1,299
Diamond Resorts International, Inc.	(l)(p)	Consumer Services	7.8%		9/1/23	10,000	10,000	10,025
FourPoint Energy, LLC	(e)(f)	Energy	9.0%		12/31/21	46,313	44,826	45,849
Global A&T Electronics Ltd.	(f)(l)(p)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,929	15,373
Lightstream Resources Ltd.	(f)(n)(o)(p)	Energy	9.9%		6/15/19	5,313	5,313	4,755
Logan’s Roadhouse, Inc.	(n)(o)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	32,697	11,080
Rex Energy Corp.	(f)	Energy	1.0%		10/1/20	3,980	690	2,194
SandRidge Energy, Inc.	(n)(o)	Energy	8.8%		6/1/20	11,700	11,675	4,241
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,850	6,281

Total Senior Secured Bonds							208,255	154,226

Subordinated Debt—13.7%
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,076	1,271
Aspect Software, Inc.		Software & Services	3.0% PIK (3.0% Max PIK)		5/25/23	2,770	2,770	2,770
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	6,130	6,142	4,904
Bellatrix Exploration Ltd.	(p)	Energy	8.5%		5/15/20	5,000	4,923	4,665
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,623	3,782
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,538	18,725
Ceridian HCM Holding, Inc.	(j)(l)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,837	49,025
Eclipse Resources Corp.	(j)(p)	Energy	8.9%		7/15/23	9,175	9,002	8,969
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	237	172
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	705	705	704
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,478	4,478	4,478
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	925	925	925

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$871	$871	$871
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,430	6,430	6,430
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,052	1,052	1,052
Global Jet Capital Inc.	(f)(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	551	551	551
Jupiter Resources Inc.	(i)(p)	Energy	8.5%		10/1/22	28,800	26,717	24,282
Mood Media Corp.	(e)(f)(p)	Media	9.3%		10/15/20	46,207	45,750	36,099
NewStar Financial, Inc.	(e)(i)(k)(l)(p)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	122,777	126,000
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	31,353	31,249	29,824
Scientific Games Corp.	(j)(p)	Consumer Services	8.1%		9/15/18	3,800	3,729	3,821
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,063	5,028
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,394	3,861
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,248	2,104
TI Group Automotive Systems, LLC	(j)(p)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,950
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,573	6,523

Total Subordinated Debt							405,708	394,333

Collateralized Securities—0.8%
CGMS CLO 2013-3A Class Subord.	(p)	Diversified Financials	16.8%		7/15/25	17,000	8,360	9,977
NewStar Clarendon 2014-1A Class D	(p)	Diversified Financials	L+435		1/25/27	1,060	1,002	965
NewStar Clarendon 2014-1A Class Subord. B	(p)	Diversified Financials	14.8%		1/25/27	12,140	9,906	9,880
Octagon CLO 2012-1A Class Income	(p)	Diversified Financials	2.9%		1/15/24	4,650	1,789	1,776

Total Collateralized Securities							21,057	22,598

						Number of Shares	Cost	Fair Value(d)
Equity/Other—11.1%
5 Arches, LLC, Common Equity	(o)(p)(s)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(f)(o)	Retailing				1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(o)	Retailing				243,478	243	—
Abaco Energy Technologies LLC, Common Equity	(o)	Energy				3,055,556	3,056	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Abaco Energy Technologies LLC, Preferred Equity	(o)	Energy	12,734,481	$637	$637
ACP FH Holdings GP, LLC, Common Equity	(f)(o)	Consumer Durables & Apparel	88,571	89	69
ACP FH Holdings, LP, Common Equity	(f)(o)	Consumer Durables & Apparel	8,768,572	8,769	6,815
Altus Power America Holdings, LLC, Preferred Equity		Energy	1,041,667	1,002	1,719
Altus Power America Management, LLC, Class B Units	(o)(u)	Energy	83	—	—
Amaya Inc., Warrants, 5/15/2024	(o)(p)	Consumer Services	2,000,000	16,832	18,020
AP Exhaust Holdings, LLC, Common Equity	(o)(s)	Automobiles & Components	8,378	8,378	—
Ascent Resources Utica Holdings, LLC, Common Equity	(o)(r)	Energy	128,734,129	38,700	28,321
ASG Technologies Group, Inc., Common Equity	(o)(x)	Software & Services	625,178	13,475	29,884
ASG Technologies Group, Inc., Warrants, 6/27/2022	(o)(x)	Software & Services	253,704	7,230	6,609
Aspect Software, Inc., Common Equity	(o)	Software & Services	293,761	14,512	20,681
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(e)(o)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(o)(p)	Retailing	3,451,216	1,898	242
Cimarron Energy Holdco Inc., Common Equity	(o)	Energy	3,201,631	2,991	1,761
DHS Technologies LLC, Common Equity	(f)(o)	Capital Goods	60,872	5,000	642
Eastman Kodak Co., Common Equity	(o)	Consumer Durables & Apparel	1,846	36	27
Fairway Group Acquisition Co., Common Equity	(o)	Food & Staples Retailing	31,626	1,016	1,455
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(o)(s)	Energy	13,000	13,000	5,688
FourPoint Energy, LLC, Common Equity, Class D Units	(o)(s)	Energy	2,437	1,610	1,078
FourPoint Energy, LLC, Common Equity, Class E-II Units	(o)(s)	Energy	54,104	13,526	22,588
FourPoint Energy, LLC, Common Equity, Class E-III Units	(f)(o)(s)	Energy	43,875	10,969	19,195
Global Jet Capital Holdings, LP, Preferred Equity	(f)(o)(p)	Commercial & Professional Services	5,496,503	5,497	5,497
Harvey Holdings, LLC, Common Equity	(o)	Capital Goods	666,667	667	1,133
Industrial Group Intermediate Holdings, LLC, Common Equity	(o)(s)	Materials	2,678,947	2,679	4,956
JMC Acquisition Holdings, LLC, Common Equity	(o)	Capital Goods	1,449	1,449	1,536
JW Aluminum Co., Common Equity	(e)(f)(l)(o)(x)	Materials	256	—	345
JW Aluminum Co., Preferred Equity	(e)(f)(l)(o)(x)	Materials	1,184	11,279	12,989
MB Precision Investment Holdings LLC, Class A-2 Units	(o)(s)	Capital Goods	2,287,659	2,288	343
New Star Metals Inc., Common Equity	(f)(o)	Capital Goods	2,223,246	2,250	7,337
NewStar Financial, Inc., Warrants, 11/4/2024	(f)(o)(p)	Diversified Financials	6,000,000	30,115	16,980

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
North Haven Cadence Buyer, Inc., Common Equity	(o)	Consumer Services	2,916,667	$2,917	$2,917
Professional Plumbing Group, Inc., Common Equity	(f)(o)	Capital Goods	3,000,000	3,000	6,300
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	28,000
Sequential Brands Group, Inc., Common Equity	(f)(o)(p)	Consumer Durables & Apparel	408,685	5,517	3,269
Sorenson Communications, Inc., Common Equity	(e)(f)(o)	Telecommunication Services	43,796	—	36,359
Sunnova Energy Corp., Common Equity	(o)	Energy	384,746	1,444	2,066
Sunnova Energy Corp., Preferred Equity	(o)	Energy	36,363	194	195
Swift Worldwide Resources Holdco Limited, Common Equity	(o)(p)(v)	Energy	1,250,000	2,009	563
TE Holdings, LLC, Common Equity	(f)(o)(s)	Energy	717,718	6,100	5,203
TE Holdings, LLC, Preferred Equity	(f)(o)	Energy	475,758	4,751	4,639
Titan Energy Operating, LLC, Common Equity	(f)(o)	Energy	200,040	6,321	5,901
White Star Petroleum Holdings, LLC, Common Equity	(f)(o)	Energy	1,613,753	1,372	1,533
Zeta Interactive Holdings Corp., Preferred Equity	(o)	Software & Services	620,025	4,929	5,440

Total Equity/Other				268,872	319,057

TOTAL INVESTMENTS—153.1%				$4,523,642	4,401,568

LIABILITIES IN EXCESS OF OTHER ASSETS—(53.1%)					(1,526,359)

NET ASSETS—100.0%					$2,875,209

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 0.85%, the Euro Interbank Offered Rate, or EURIBOR, was (0.30)% and the U.S. Prime Lending Rate, or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(l)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(m)	Position or portion thereof unsettled as of September 30, 2016.

(n)	Security was on non-accrual status as of September 30, 2016.

(o)	Security is non-income producing.

(p)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2016, 86.9% of the Company’s total assets represented qualifying assets.

(q)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(r)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(v)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of September 30, 2016.

(w)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of September 30, 2016 (see Note 8).

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2016

(in thousands, except share amounts)

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2016, the Company held investments in two portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person of for the nine months ended September 30, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
ASG Technologies Group, Inc.(1)	$71,389	$8,203	—	$12	—	$1,056	$80,660	$5,694	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.(1)	—	$16,103	—	$258	—	$(86)	$16,275	$1,005	$700	—
JW Aluminum Co.	$30,061	$2,684	—	—	—	$256	$33,001	$2,227	—	—
Senior Secured Bonds
JW Aluminum Co.	—	$4,421	$(4,466)	$59	$(14)	—	—	$115	—	—
Equity/Other
ASG Technologies Group, Inc. Common Equity(1)	$28,821	—	—	—	—	$1,063	$29,884	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022(1)	—	$7,230	—	—	—	$(621)	$6,609	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	$345	$345	—	—	—
JW Aluminum Co., Preferred Equity	$11,247	$223	—	—	—	$1,519	$12,989	—	—	—

(1)	ASG Technologies Group, Inc. was formerly known as Allen Systems Group, Inc.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Operating Co., Inc.	(e)(g)(i)(j)(n)(o)	Consumer Services	8.1%		3/1/17	$68,576	$68,321	$53,635
Caesars Entertainment Operating Co., Inc.	(n)(o)	Consumer Services	8.8%		10/31/16	2,671	2,685	2,267
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	34,132	32,591	31,167
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	17,300
Cimarron Energy Inc.	(k)(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,250	24,250	24,129
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	2,186	2,078	2,177
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,788	39,224	37,964
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	62,331	62,331	63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,151	3,350
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,091	7,003	6,146
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,935	11,962	12,191
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,379	8,374	7,566
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,346
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,126	4,111	2,744
Greystone Bridge Manager LLC	(f)(o)	Diversified Financials	L+1050		5/1/20	33,672	33,842	32,998
Greystone Bridge Manager LLC	(o)(p)	Diversified Financials	L+1050		5/1/20	4,033	4,033	3,953
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+809	1.0%	3/26/21	60,000	60,000	59,400
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,214
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,333
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,935
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,721	84,721	83,873
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	10,151	10,151	10,607
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,563	24,399	24,378
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	15,000	15,000	15,000
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	11/6/21	2,717	2,717	2,717
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,900	7,374	7,466
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	34,300
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,990	59,990	59,390
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,532	1,186
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,789	1,776	1,704
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,887	11,023
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,515	5,139

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	$1,835	$1,841	$863
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	120,750	120,750	120,750
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	7,547	7,547	7,547
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	70,563	70,563	61,037
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,287	2,298	2,069
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,425	59,425	58,831
Pittsburgh Glass Works, LLC	(e)(g)(l)	Automobiles & Components	L+916	1.0%	11/25/21	20,983	20,983	20,983
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	64,330
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,975
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,784	34,941	36,840
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+842	1.0%	11/25/21	26,000	26,000	26,018
Reddy Ice Corp.	(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,898	1,710	1,566
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,950	7,950	7,925
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+804	1.0%	9/25/21	18,788	18,788	18,553
Sequential Brands Group, Inc.	(e)(i)(k)(l)(o)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	156,420
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	13,281	13,075	12,683
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	43,247	42,836	31,408
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,480	100,100	100,731
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	7,818	7,854	2,560
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,430	16,146	8,905
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	9,925	9,489	9,900
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,070	9,471
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,435	14,160	14,110
Sunnova Asset Portfolio 5 Holdings, LLC	(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	414	414	404
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,686	19,686	19,686

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	$4,777	$4,779	$4,216
Transplace Texas, LP	(e)(g)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	17,843
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	84,292	84,292	84,292
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,137	1,132	783
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,477
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	70,443	70,443	57,411
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,320	111,320	112,990
Waste Pro USA, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	12,222	12,222	12,406
Winchester Electronics Corp.	(i)(l)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,670
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	96,218
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,684
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,416

Total Senior Secured Loans—First Lien							3,119,499	3,005,616
Unfunded Loan Commitments							(203,409)	(203,409)

Net Senior Secured Loans—First Lien							2,916,090	2,802,207

Senior Secured Loans—Second Lien—33.5%
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	78
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	33,514	33,514	30,581
Arena Energy, LP	(e)	Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	244,118	243,105	218,485
Altas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,296	53,590
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,419	8,964
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,870	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,232	11,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,937	5,725
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	788
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,798	9,050

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	$6,932	$6,905	$6,308
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,394
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,306	2,744
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,563	21,625
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,875	7,640
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,919	425
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	1,979	1,971	1,869
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,807	2,675
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,748	3,330
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,070	794
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850	0.8%	11/17/20	30,061	30,061	30,061
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,977	6,942
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,021	8,482
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	16,971
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,925	7,438
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,452	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,721	12,144
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,157	4,361
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,751	4,911
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,453	5,088
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,876	5,838
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,001	58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,020	79,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,705	3,531
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,728	7,216
Templar Energy LLC	(f)(h)	Energy	L+750	1.0%	11/25/20	29,231	28,697	3,544
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,965	44,361
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,160	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,092	17,979	11,624
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,610
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,608

Total Senior Secured Loans—Second Lien							1,012,224	902,113

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Bonds—6.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	$35,500	$32,439	$17,484
American Energy—Woodford, LLC	(f)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	2,006	369
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	8,005	8,159	6,574
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,478	4,102
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,416	6,353
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,991	33,802
CEVA Group Plc	(f)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,579
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,556	44,536
FourPoint Energy, LLC	(f)(p)	Energy	8.0%		12/31/20	3,656	3,638	2,843
Global A&T Electronics Ltd.	(f)(l)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,784	15,397
Lightstream Resources Ltd.	(f)(o)	Energy	9.9%		6/15/19	5,313	5,313	4,436
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	31,751	33,205
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,168	3,992
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,822	6,594

Total Senior Secured Bonds							248,196	184,838
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							244,558	181,200

Subordinated Debt—11.9%
Algeco Scotsman Global Finance Plc	(f)(o)	Commercial & Professional Services	10.8%		10/15/19	3,400	2,745	1,331
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,002	474
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,617	1,505
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,717	465
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,021	4,554
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,911	3,369
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,546	3,162
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,520	17,803
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	6,500	6,266	5,135

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Communications Sales & Leasing, Inc.	(j)(o)	Real Estate	8.3%		10/15/23	$2,000	$1,944	$1,707
Eclipse Resources Corp.	(j)(o)	Energy	8.9%		7/15/23	9,175	8,990	4,416
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	232	129
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	636
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	5,746	5,746	5,746
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	940	940	940
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,535	11,556
Legacy Reserves LP	(j)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	8,250	8,126	1,660
Mood Media Corp.	(e)(f)(o)	Media	9.3%		10/15/20	46,207	45,676	29,630
Navistar International Corp.	(j)(l)(o)	Capital Goods	8.3%		11/1/21	15,240	14,155	10,311
NewStar Financial, Inc.	(e)(i)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	137,500	109,003	100,375
Ocean Rig UDW Inc.	(f)(o)	Energy	7.3%		4/1/19	4,700	4,700	2,003
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	17,157	17,157	13,940
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,150	21,539
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	558
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,036	5,579
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,268	3,592
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(j)(o)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
Triangle USA Petroleum Corp.	(f)	Energy	6.8%		7/15/22	2,350	2,350	731
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,895

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	$8,350	$7,509	$6,691

Total Subordinated Debt							411,824	319,019

Collateralized Securities—4.2%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	17.0%		7/15/25	17,000	9,833	10,798
JPMorgan Chase Bank, N.A. Credit—Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	76,187	72,828
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	965
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	13.6%		1/25/27	12,140	10,953	10,142
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	7.9%		1/15/24	4,650	2,279	1,761
Wind River CLO Ltd. 2013—1A Class Subord. B	(o)	Diversified Financials	11.2%		4/20/25	26,720	18,345	16,889

Total Collateralized Securities							118,590	113,383

						Number of Shares	Cost	Fair Value(d)
Equity/Other—8.0%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(f)(n)	Retailing				1,000,000	1,000	550
A.T. Cross Co., Preferred Equity, Class A-1 Units	(f)(n)	Retailing				243,478	243	256
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	459
ACP FH Holdings GP, LLC, Common Equity	(f)(n)	Consumer Durables & Apparel				88,571	89	88
ACP FH Holdings, LP, Common Equity	(f)(n)	Consumer Durables & Apparel				8,768,572	8,769	8,734
Allen Systems Group, Inc., Common Equity	(n)(x)	Software & Services				625,178	13,475	28,821
Altus Power America Holdings, LLC, Preferred Equity		Energy				574,758	573	1,063
Altus Power America Management, LLC, Class B Units	(n)(t)	Energy				83	—	—
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services				2,000,000	16,832	15,260
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components				8,378	8,378	4,189
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				13,555,557	12,900	2,711

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2016, the Company had nine wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The December 31, 2015 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

as of and for the fiscal year ended December 31, 2015. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of September 30, 2016, the Company had no outstanding credit default swap contracts.

Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and the audited consolidated financial statements for the year ended December 31, 2015 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three and nine months ended September 30, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	12,541,507	$106,401	10,178,097	$95,418
Share Repurchase Program	(7,368,833)	(62,325)	(2,461,923)	(23,294)

Net Proceeds from Share Transactions	5,172,674	$44,076	7,716,174	$72,124

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Distribution Reinvestment Plan

During the nine months ended September 30, 2016 and 2015, the Company issued 12,541,507 and 10,178,097 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $106,401 and $95,418 at an average price per share of $8.48 and $9.37, respectively. During the period from October 1, 2016 to November 2, 2016, the Company issued 1,192,639 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,555 at an average price per share of $8.85.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	0.18%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	0.28%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	0.31%	$9.450	$9,430
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	$24,574

On October 1, 2016 the Company repurchased 3,329,647 shares of common stock (representing 100% of the shares of common stock tendered for repurchase and 1.02% of the shares outstanding as of such date) at $8.85 per share for aggregate consideration totaling $29,467.

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

The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, the Company’s sponsor and an affiliate of FSIC II Advisor, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,555	$22,213	$63,865	$67,651
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$14,252	$16,102	$45,836	$56,410
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,039	$992	$3,096	$3,208

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2016 are net of waivers of $3,080 and $9,124, respectively, and the amounts shown for the three and nine months ended September 30, 2015 are net of waivers of $3,174 and $7,176, respectively. During the nine months ended September 30, 2016 and 2015, $63,839 and $68,507, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2016, $21,555 in base management fees were payable to FSIC II Advisor.

(2)	During the nine months ended September 30, 2016 and 2015, $47,838 and $55,642, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2016, a subordinated incentive fee on income of $14,252 was payable to FSIC II Advisor.

(3)	During the nine months ended September 30, 2016 and 2015, $2,955 and $3,030, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $3,327 and $3,488 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2016 and 2015, respectively.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments. As a result, such personnel provide investment advisory services to the Company and each of FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than the Company, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to the Company.

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, FS Investments has agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company’s distributions to stockholders will be paid from its offering proceeds or borrowings. However, because certain investments the Company may make, including preferred and common equity investments, may generate dividends and other distributions to the Company that are treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also be deemed to constitute a return of capital to the extent that the Company may use such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments will not reimburse the Company for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of its net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company has a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that),

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its shares of its common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to shares of its common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by the Company in such calendar quarter is less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

The Company or FS Investments may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, the Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of September 30, 2016, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
September 30, 2015	$0.1885	$60,023
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976
September 30, 2016	$0.1885	$61,155

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 3, 2016 and November 3, 2016, the Company’s board of directors declared regular monthly cash distributions for October 2016 through December 2016 and January 2017 through March 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	176,987	97%	178,767	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	5,888	3%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$182,875	100%	$178,767	100%

(1)	During the nine months ended September 30, 2016 and 2015, 92.6% and 95.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.5% and 2.6%, respectively, was attributable to non-cash accretion of discount and 4.9% and 2.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $186,883 and $192,192, respectively. As of September 30, 2016, the Company had $55,989 of undistributed net investment income, $0 of distributable realized gains and $78,819 of capital loss carryover on a tax basis. As of December 31, 2015, the Company had $51,981 of undistributed net investment income and realized capital gains on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income during the nine months ended September 30, 2016 is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
GAAP-basis net investment income	$188,556	$225,629
Reclassification of unamortized original issue discount and prepayment fees	(12,729)	(35,385)
Reclassification of realized gains on credit default swap	—	(19,588)
Reversal of mark-to-market on outstanding credit default swaps	—	19,426
Other miscellaneous differences	11,056	2,110

Tax-basis net investment income	$186,883	$192,192

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

As of September 30, 2016 and December 31, 2015, the components of accumulated earnings on a tax basis were as follows:

	September 30, 2016 (Unaudited)	December 31, 2015
Distributable ordinary income	$55,989	$46,093
Distributable realized gains	—	5,888
Capital loss carryover(1)	(78,819)	—
Unamortized organization costs	(165)	(175)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency(2)	(127,165)	(349,507)

Total	$(150,160)	$(297,701)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $4,179 and $74,640, respectively.

(2)	As of September 30, 2016 and December 31, 2015, the gross unrealized appreciation on the Company’s investments, secured borrowing and unrealized gain on foreign currency was $153,093 and $85,717, respectively. As of September 30, 2016 and December 31, 2015, the gross unrealized depreciation on the Company’s investments, secured borrowing and unrealized loss on foreign currency was $280,258 and $435,224, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,528,639 and $4,882,382 as of September 30, 2016 and December 31, 2015, respectively. The aggregate net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency on a tax basis was $(127,165) and $(349,507) as of September 30, 2016 and December 31, 2015, respectively.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,812,088	$2,745,820	62%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	807,662	765,534	17%	1,012,224	902,113	20%
Senior Secured Bonds	208,255	154,226	4%	244,558	181,200	4%
Subordinated Debt	405,708	394,333	9%	411,824	319,019	7%
Collateralized Securities	21,057	22,598	1%	118,590	113,383	2%
Equity/Other	268,872	319,057	7%	174,099	214,953	5%

Total	$4,523,642	$4,401,568	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of September 30, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which the Company held two senior secured loans and two equity/other investments, and JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of September 30, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $172,348. As of December 31, 2015, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$197,794	4%	$234,923	5%
Capital Goods	432,561	10%	474,141	11%
Commercial & Professional Services	382,155	9%	335,256	7%
Consumer Durables & Apparel	349,317	8%	351,431	8%
Consumer Services	572,761	13%	470,309	10%
Diversified Financials	208,265	5%	275,053	6%
Energy	736,092	17%	624,508	14%
Food & Staples Retailing	6,524	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	76,846	2%	98,425	2%
Insurance	83,917	2%	83,488	2%
Materials	317,390	7%	337,665	7%
Media	147,970	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,372	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	48,977	1%	113,654	3%
Semiconductors & Semiconductor Equipment	15,373	0%	15,397	0%
Software & Services	437,277	10%	490,803	11%
Technology Hardware & Equipment	109,916	2%	234,989	5%
Telecommunication Services	159,795	4%	158,383	4%
Transportation	116,266	3%	115,302	3%

Total	$4,401,568	100%	$4,532,875	100%

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

As of September 30, 2016 and December 31, 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$9,197	$23
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,392,371	4,532,852

Total	$4,401,568	$4,532,875

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowings which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on the secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.

The secured borrowing as of September 30, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of September 30, 2016 and December 31, 2015, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2016 (Unaudited)	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	8,229	—

Total	$8,229	$—

The Company’s investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, three senior secured bond

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

investments and ten subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of September 30, 2016. Except as described above, the Company valued its other investments, including five equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the nine months ended September 30, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	4,272	4,113	2,071	2,311	97	—	12,864
Net realized gain (loss)	58	(27,866)	(27,399)	(33,298)	(341)	1,546	(87,300)
Net change in unrealized appreciation (depreciation)	47,615	67,983	9,329	81,430	6,748	9,269	222,374
Purchases	502,042	110,169	25,594	69,143	—	93,699	800,647
Paid-in-kind interest	4,612	11,482	155	1,633	—	—	17,882
Sales and redemptions	(614,986)	(302,460)	(36,724)	(45,905)	(97,289)	(6,793)	(1,104,157)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)

Fair value at end of period	$2,745,820	$765,534	$154,226	$394,333	$22,598	$309,860	$4,392,371

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$18,177	$25,587	$(13,639)	$43,453	$1,933	$9,013	$84,524

(1)	There was one transfer of an investment from Level 3 to Level 1 during the nine months ended September 30, 2016. It is the Company’s policy to recognize transfers between levels, if any, at the beginning of the reporting period.

	For the Nine Months Ended September 30, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	6,152	2,454	1,831	17,867	129	—	28,433
Net realized gain (loss)	(6,074)	(1,767)	(8,791)	(18,154)	(906)	15,349	(20,343)
Net change in unrealized appreciation (depreciation)	(45,433)	(38,555)	(18,601)	(39,514)	(10,787)	(3,525)	(156,415)
Purchases	904,557	291,610	68,715	202,420	239	28,108	1,495,649
Paid-in-kind interest	3,777	3,548	176	915	—	—	8,416
Sales and redemptions	(562,401)	(187,680)	(50,042)	(209,419)	(51,331)	(22,725)	(1,083,598)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,647,483	$1,070,923	$242,199	$375,798	$121,934	$206,595	$4,664,932

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(32,046)	$(48,310)	$(33,310)	$(39,643)	$(6,871)	$6,269	$(153,911)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Nine Months Ended September 30, 2016
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(3)
Net realized gain (loss)	—
Net change in unrealized (appreciation) depreciation	(94)
Proceeds from secured borrowing	(8,132)
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(8,229)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(94)

The following is a reconciliation for the nine months ended September 30, 2015 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

For the Nine Months Ended September 30, 2015
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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2016 and December 31, 2015 were as follows:

Type of Investment	Fair Value at September 30, 2016 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,220,654	Market Comparables	Market Yield (%)	5.1% – 15.8%	9.8%
			EBITDA Multiples (x)	4.0x – 6.8x	5.0x
			Production Multiples (Mboe/d)	$10,500.0 – $12,000.0	$11,250.0
			Proved Reserves Multiples (Mmboe)	$4.3 – $4.8	$4.5
			PV-10 Multiples (x)	1.8x – 1.9x	1.9x
	8,268	Other(2)	Other	N/A	N/A
	516,898	Market Quotes	Indicative Dealer Quotes	21.5% – 102.8%	97.2%
Senior Secured Loans—Second Lien	518,498	Market Comparables	Market Yield (%)	8.8% – 21.5%	13.6%
	13,000	Other(2)	Other	N/A	N/A
	234,036	Market Quotes	Indicative Dealer Quotes	8.1% – 100.8%	91.0%
Senior Secured Bonds	50,604	Market Comparables	Market Yield (%)	9.0% – 9.5%	9.3%
			EBITDA Multiples (x)	6.5x – 7.0x	6.8x
			Production Multiples (Mboe/d)	$42,500.0 – $47,500.0	$45,000.0
			Proved Reserves Multiples (Mmboe)	$14.3 – $14.8	$14.5
			PV-10 Multiples (x)	0.8x – 0.9x	0.9x
	11,080	Other(2)	Other	N/A	N/A
	92,542	Market Quotes	Indicative Dealer Quotes	24.0% – 107.8%	86.6%
Subordinated Debt	183,328	Market Comparables	Market Yield (%)	8.3% – 15.3%	11.0%
			EBITDA Multiples (x)	10.0x – 10.5x	10.3x
	211,005	Market Quotes	Indicative Dealer Quotes	45.8% – 109.0%	92.7%
Collateralized Securities	22,598	Market Quotes	Indicative Dealer Quotes	38.2% – 91.0%	68.4%
Equity/Other	286,859	Market Comparables	EBITDA Multiples (x)	4.8x – 18.0x	8.8x
			Production Multiples (Mboe/d)	$37,500.0 – $50,000.0	$40,229.6
			Proved Reserves Multiples (Mmboe)	$6.5 – $10.5	$8.2
			Undeveloped Acreage Multiples ($)	$8,000.0 – $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$1,750.0 – $2,250.0	$2,000.0
			PV-10 Multiples (x)	1.9x – 2.0x	2.0x
		Discounted Cash Flow	Discount Rate (%)	11.0% – 25.0%	18.6%
		Option Valuation Model	Volatility (%)	33.0% – 50.0%	44.9%
	11,704	Other(2)	Other	N/A	N/A
	11,297	Market Quotes	Indicative Dealer Quotes	6.8% – 47.0%	13.3%

Total	$4,392,371

Secured borrowing	$(8,229)	Market Comparables	Market Yield (%)	(5.2)% – (6.3)%	(5.8)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2015	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,316,852	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.0%
	1,192	Other(2)	Other	N/A	N/A
	474,663	Market Quotes	Indicative Dealer Quotes	30.0% – 102.0%	88.1%
	9,500	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans – Second Lien	533,919	Market Comparables	Market Yield (%)	9.0% – 19.9%	14.5%
	368,194	Market Quotes	Indicative Dealer Quotes	1.8% – 100.0%	90.3%
Senior Secured Bonds	81,382	Market Comparables	Market Yield (%)	14.0% – 31.5%	20.6%
			EBITDA Multiples (x)	7.0x – 7.5x	7.3x
	99,818	Market Quotes	Indicative Dealer Quotes	14.0% – 94.4%	72.3%
Subordinated Debt	139,922	Market Comparables	Market Yield (%)	8.8% – 13.8%	12.2%
	12,959	Other(2)	Other	N/A	N/A
	166,138	Market Quotes	Indicative Dealer Quotes	14.0% – 104.1%	71.9%
Collateralized Securities	72,828	Market Comparables	Market Yield (%)	13.2% – 13.2%	13.2%
	40,555	Market Quotes	Indicative Dealer Quotes	37.9% – 91.0%	67.9%
Equity/Other	203,182	Market Comparables	EBITDA Multiples (x)	5.3x – 14.3x	8.9x
			Production Multiples (Mboe/d)	$50,000.0 – $55,000.0	$52,500.0
			Proved Reserves Multiples (Mmboe)	$8.8 – $11.0	$9.4
			Capacity Multiple ($/kW)	$2,000.0 – $2,500.0	$2,250.0
		Option Valuation Model	Volatility (%)	40.0% – 72.5%	46.8%
	11,748	Other(2)	Other	N/A	N/A

Total	$4,532,852

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2016 and December 31, 2015. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2015 and the additional disclosure set forth in this Note 8.

	As of September 30, 2016 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility(1)	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$158,533	$41,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$225,146	$24,854	February 19, 2019
Darby Creek Credit Facility(2)	Revolving Credit Facility	L+2.50%	$210,000	$40,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility(1)	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	On October 11, 2016, the Company’s wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC and Cobbs Creek LLC entered into amendments to the JPM Facility which, among other things, resulted in (a) the prepayment and termination of the Lehigh River LLC / Cobbs Creek LLC repurchase agreement financing facility with JPM; and (b) the merger of Lehigh River LLC into Juniata River LLC, a wholly-owned, special purpose financing subsidiary of the Company. In addition, in connection with the foregoing transactions, Juniata River LLC entered into amendments to the Juniata River Credit Facility which, among other things, (i) provided for an immediate upsize of $550,000, resulting in a total facility amount of $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable of borrowing to 2.6833% over the three-month LIBOR.

(2)	On August 19, 2016, the Darby Creek Credit Facility was amended to extend (a) the end of the revolving period from August 20, 2016 to February 19, 2019 and (b) the maturity date from February 20, 2018 to August 19, 2020.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $2,070,641 and 3.13%, respectively. As of September 30, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.20%.

	As of December 31, 2015
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

As of September 30, 2016 and December 31, 2015, Class A Notes in the aggregate principal amount of $660,000 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $550,000 and $550,000, respectively. The carrying

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

amount outstanding under the JPM facility approximates its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of September 30, 2016 and December 31, 2015, Cobbs Creek’s liability under the JPM facility was $550,000 and $550,000, respectively, plus $1,986 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of September 30, 2016 and December 31, 2015, the fair value of assets held by Lehigh River was $1,159,009 and $1,150,608, respectively, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of September 30, 2016 and December 31, 2015, the fair value of assets held by Cobbs Creek was $343,538 and $345,813, respectively.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the JPM facility. As of September 30, 2016, $6 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$4,569	$4,568	$13,605	$13,555
Amortization of deferred financing costs	9	9	29	29

Total interest expense	$4,578	$4,577	$13,634	$13,584

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$13,704	$13,555
Average borrowings under the facility	$550,000	$550,000
Effective interest rate on borrowings	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%

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

As of September 30, 2016 and December 31, 2015, Notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the Notes by Schuylkill River through a capital contribution to Schuylkill River. As of September 30, 2016 and December 31, 2015, Schuylkill River’s liability under the Goldman facility was $400,000 and

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

$400,000, respectively, plus $1,733 and $1,443, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of September 30, 2016 and December 31, 2015, the fair value of assets held by Green Creek was $775,967 and $717,247, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of September 30, 2016, $1,202 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$3,295	$2,836	$9,495	$6,965
Amortization of deferred financing costs	138	136	410	395

Total interest expense	$3,433	$2,972	$9,905	$7,360

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$9,205	$5,667
Average borrowings under the facility	$400,000	$290,439
Effective interest rate on borrowings	3.32%	2.96%
Weighted average interest rate(1)	3.12%	3.16%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of September 30, 2016 and December 31, 2015, $158,533 and $191,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of September 30, 2016, $1,700 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$1,309	$1,114	$4,124	$2,981
Non-usage fees	43	55	78	136
Amortization of deferred financing costs	118	138	386	831

Total interest expense	$1,470	$1,307	$4,588	$3,948

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$4,071	$2,898
Average borrowings under the facility	$186,310	$170,758
Effective interest rate on borrowings (including the effect of non-usage fees)	3.07%	2.60%
Weighted average interest rate (including the effect of non-usage fees)	2.96%	2.41%

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

As of September 30, 2016 and December 31, 2015, $225,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $1,630 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$1,843	$1,348	$5,426	$3,838
Non-usage fees	32	168	74	608
Amortization of deferred financing costs	172	172	512	510

Total interest expense	$2,047	$1,688	$6,012	$4,956

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$5,289	$4,296
Average borrowings under the facility	$230,511	$191,121
Effective interest rate on borrowings (including the effect of non-usage fees)	3.31%	2.77%
Weighted average interest rate (including the effect of non-usage fees)	3.13%	3.07%

Borrowings of Wissahickon Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Darby Creek Credit Facility

On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis. On August 19, 2016, the Darby Creek Credit Facility was amended to (a) extend the end of the revolving period from August 20, 2016 to February 19, 2019; and (b) extend the maturity date from February 20, 2018 to August 19, 2020.

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

Pricing under the Darby Creek facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.50% per annum. Darby Creek is subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Darby Creek facility is not borrowed. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Darby Creek facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an administration fee. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

As of September 30, 2016 and December 31, 2015, $210,000 and $250,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $5,179 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $3,243 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$2,073	$1,940	$6,322	$5,709
Non-usage fees	18	—	18	—
Amortization of deferred financing costs	274	206	691	583

Total interest expense	$2,365	$2,146	$7,031	$6,292

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$6,477	$5,582
Average borrowings under the facility	$245,182	$249,500
Effective interest rate on borrowings (including the effect of non-usage fees)	3.57%	3.03%
Weighted average interest rate (including the effect of non-usage fees)	3.40%	3.02%

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

As of September 30, 2016, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.70% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

As of September 30, 2016 and December 31, 2015, $94,200 and $114,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

approximates its fair value. The Company incurred costs of $1,755 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2016, $259 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$643	$1,032	$1,869	$3,111
Non-usage fees	85	—	121	—
Amortization of deferred financing costs	105	157	391	507

Total interest expense	$833	$1,189	$2,381	$3,618

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense	$1,907	$3,129
Average borrowings under the facility	$111,499	$232,057
Effective interest rate on borrowings (including the effect of non-usage fees)	2.81%	1.73%
Weighted average interest rate (including the effect of non-usage fees)	2.34%	1.77%

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

As of September 30, 2016 and December 31, 2015, $300,000 and $300,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $355 in connection with obtaining the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of September 30, 2016, $222 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016 and 2015, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct interest expense	$2,432	$2,137	$7,136	$5,927
Amortization of deferred financing costs	18	19	52	55

Total interest expense	$2,450	$2,156	$7,188	$5,982

For the nine months ended September 30, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest expense(1)	$6,902	$4,591
Average borrowings under the facility	$300,000	$282,381
Effective interest rate on borrowings	3.18%	2.79%
Weighted average interest rate(1)	3.13%	2.77%

(1)	Interest under the Juniata River facility is payable quarterly in arrears and commenced on April 25, 2015. The weighted average interest rate presented for periods of less than one year is annualized.

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

As of September 30, 2016, no amounts were outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $356 in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the FSIC II revolving credit facility. As of September 30, 2016, $265 of such deferred financing costs had yet to be amortized to interest expense.

For the three and nine months ended September 30, 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Direct interest expense	$307	$787
Non-usage fees	65	131
Amortization of deferred financing costs	41	91

Total interest expense	$413	$1,009

For the nine months ended September 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:

Nine Months Ended September 30, 2016
Cash paid for interest expense(1)	$850
Average borrowings under the facility(2)	$45,310
Effective interest rate on borrowings (including the effect of non-usage fees)(3)	0.38%
Weighted average interest rate (including the effect of non-usage fees)(2)	2.66%

(1)	Interest under the FSIC II revolving credit facility is payable quarterly and commenced on March 29, 2016.

(2)	The average borrowings under the FSIC II revolving credit facility are calculated for the period since the Company commenced borrowing thereunder to September 30, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

(3)	The effective interest rate on borrowings for the nine months ended September 30, 2016 represents only non-usage fees as there were no amounts outstanding under the FSIC II revolving credit facility as of September 30, 2016.

Partial Loan Sale

Certain partial loan sales do not qualify for sale accounting under ASC Topic 860 because these sales do not meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain as an investment on the consolidated balance sheets and the portion sold is recorded as a secured borrowing in the liabilities section of the consolidated balance sheets. For these partial loan sales, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the consolidated statements of operations.

As of September 30, 2016, the Company recognized a secured borrowing at a fair value of $8,229 and the fair value of the loan that is associated with the secured borrowing was $42,855. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the three and nine months ended September 30, 2016, there was a partial loan sale of $8,214 and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three and nine months ended September 30, 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Direct interest expense	$76	$76
Accretion of discount	3	3

Total interest expense	$79	$79

For the nine months ended September 30, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

Nine Months Ended September 30, 2016
Cash paid for interest expense(1)	$—
Average secured borrowing(2)	$8,214
Effective interest rate on secured borrowing	5.50%
Weighted average interest rate(2)	5.50%

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the nine months ended September 30, 2016, average borrowings are calculated for the period from the date of issuance to September 30, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

The Company had certain credit default swap contracts outstanding during the year ended December 31, 2015. As of September 30, 2016, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the nine months ended September 30, 2015 was as follows:

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Per Share Data:(1)
Net asset value, beginning of period	$8.37	$9.30
Results of operations(2)
Net investment income	0.58	0.92
Net realized and unrealized appreciation (depreciation) on investments, credit default swaps, gain/loss on foreign currency and secured borrowing	0.42	(1.11)

Net increase (decrease) in net assets resulting from operations	1.00	(0.19)

Stockholder distributions(3)
Distributions from net investment income	(0.55)	(0.72)
Distributions from net realized gain on investments	(0.02)	(0.03)

Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.75)

Capital share transactions
Issuance of common stock(4)	0.00	0.01
Repurchases of common stock(5)	0.00	0.00

Net increase (decrease) in net assets resulting from capital share transactions	0.00	0.01

Net asset value, end of period	$8.80	$8.37

Shares outstanding, end of period	326,680,550	321,507,876

Total return(6)	12.36%	(2.37)%

Total return (without assuming reinvestment of distributions)(7)	11.95%	(1.94)%

Ratio/Supplemental Data:
Net assets, end of period	$2,875,209	$2,690,412

Ratio of net investment income to average net assets(8)	6.96%	10.03%

Ratio of operating expenses and excise taxes to average net assets(8)	6.68%	8.59%

Ratio of net operating expenses and excise taxes to average net assets(8)	6.34%	8.24%

Portfolio turnover(9)	18.17%	31.79%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,946,093	$2,045,840

Asset coverage per unit(10)	2.48	2.32

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock, pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders. The total return for the year ended December 31, 2015 is unaudited.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return (without assuming reinvestment of distributions) on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)	Year Ended December 31, 2015
Ratio of subordinated income incentive fees to average net assets	1.69%	2.51%
Ratio of interest expense to average net assets	1.91%	2.13%
Ratio of excise taxes to average net assets	—	0.07%

(9)	Portfolio turnover for the nine months ended September 30, 2016 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Subsequent Events

On October 11, 2016, Lehigh River and Cobbs Creek entered into amendments to the JPM facility which, among other things, resulted in (a) prepayment and termination of the JPM facility and (b) the merger of Lehigh River into Juniata River. In addition, in connection with the foregoing transactions, Juniata River entered into amendments to the Juniata River facility which, among other things, (i) provided for an immediate upsize of $550,000, resulting in a total facility amount of $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable of borrowing to 2.6833% over the three-month LIBOR.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2015.

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

Expense Reimbursement

Pursuant to an expense support and conditional reimbursement agreement, dated as of May 10, 2012 and amended and restated as of May 16, 2013, or, as amended and restated, the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from offering proceeds or borrowings. However, because certain investments we may make, including preferred and common equity investments, may generate dividends and other distributions to us that are treated for tax purposes as a return of capital, a portion of our distributions to stockholders may also be deemed to constitute a return of capital to the extent that we may use such dividends or other distribution proceeds to fund our distributions to stockholders. Under those circumstances, FS Investments will not reimburse us for the portion of such distributions to stockholders that represent a return of capital, as the purpose of the expense reimbursement agreement is not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments will reimburse us for expenses in an amount equal to the difference between our cumulative distributions paid to our stockholders in each quarter, less the sum of our net investment company taxable income, net capital gains and dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent such amounts are not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, we have a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of our net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to us on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeds the regular cash distributions paid by us to our stockholders; provided, however, that (i) we will only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by us during such fiscal year) to exceed the lesser of (A) 1.75% of our average net assets attributable to shares of our common stock for the fiscal year-to-date period after taking such payments into account and (B) the percentage of our average net assets attributable to shares of our common stock represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) shall not apply to any reimbursement payment which relates to an expense support payment from FS Investments made during the same fiscal year) and (ii) we will not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per share declared by us in such calendar quarter is less than the aggregate amount of distributions per share declared by us in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. “Other operating expenses” means our total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP, for investment companies.

We or FS Investments may terminate the expense reimbursement agreement at any time. The specific amount of expenses reimbursed by FS Investments, if any, will be determined at the end of each quarter. Upon termination of the expense reimbursement agreement by FS Investments, FS Investments will be required to fund any amounts accrued thereunder as of the date of termination. Similarly, our conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement shall survive the termination of such agreement by either party.

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters.

As of September 30, 2016 and December 31, 2015, no amounts remained subject to repayment by us to FS Investments in the future.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2016 and for the Year Ended December 31, 2015

During the nine months ended September 30, 2016, we made investments in portfolio companies totaling $806,968. During the same period, we sold investments for proceeds of $511,389 and received principal repayments of $592,768. As of September 30, 2016, our investment portfolio, with a total fair value of $4,401,568 (62% in first lien senior secured loans, 17% in second lien senior secured loans, 4% in senior secured bonds, 9% in subordinated debt, 1% in collateralized securities and 7% in equity/other), consisted of interests in 140 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $128.4 million. As of September 30, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.6% of par and our estimated gross portfolio yield, prior to leverage, was 9.2% based upon the amortized cost of our investments. For the nine months ended September 30, 2016, our total return was 12.36% and our total return without assuming reinvestment of distributions was 11.95%.

During the year ended December 31, 2015, we made investments in portfolio companies totaling $1,904,545. During the same period, we sold investments for proceeds of $872,333 and received principal repayments of $590,278. As of December 31, 2015, our investment portfolio, with a total fair value of $4,532,875 (62% in first lien senior secured loans, 20% in second lien senior secured loans, 4% in senior secured bonds, 7% in subordinated debt, 2% in collateralized securities and 5% in equity/other), consisted of interests in 165 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $168.7 million. As of December 31, 2015, the debt investments in our portfolio were purchased at a weighted average price of 98.0% of par and our estimated gross portfolio yield, prior to leverage, was 9.6% based upon the amortized cost of our investments. For the year ended December 31, 2015, our total return was (2.37)% and our total return without assuming reinvestment of distributions was (1.94)%.

Based on our regular monthly cash distribution amount of $0.06283 per share as of September 30, 2016 and December 31, 2015 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of September 30, 2016 and December 31, 2015 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of September 30, 2016 and December 31, 2015 and our distribution reinvestment price of $8.85 as of September 30, 2016 and $8.90 as of December 31, 2015, the annualized distribution rate to stockholders as of September 30, 2016 and December 31, 2015 was 8.52% and 8.47%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable, as of the dates indicated above.

Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2016:

Net Investment Activity	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Purchases	$429,168	$806,968
Sales and Redemptions	(594,076)	(1,104,157)

Net Portfolio Activity	$(164,908)	$(297,189)

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$315,765	74%	$502,042	62%
Senior Secured Loans—Second Lien	71,467	17%	110,169	14%
Senior Secured Bonds	10,680	2%	25,594	3%
Subordinated Debt	9,938	2%	69,143	9%
Collateralized Securities	—	—	—	—
Equity/Other	21,318	5%	100,020	12%

Total	$429,168	100%	$806,968	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,812,088	$2,745,820	62%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	807,662	765,534	17%	1,012,224	902,113	20%
Senior Secured Bonds	208,255	154,226	4%	244,558	181,200	4%
Subordinated Debt	405,708	394,333	9%	411,824	319,019	7%
Collateralized Securities	21,057	22,598	1%	118,590	113,383	2%
Equity/Other	268,872	319,057	7%	174,099	214,953	5%

Total	$4,523,642	$4,401,568	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Number of Portfolio Companies	140	165
% Variable Rate (based on fair value)	77.5%	79.5%
% Fixed Rate (based on fair value)	15.3%	15.7%
% Income Producing Equity or Other Investments (based on fair value)	0.7%	0.8%
% Non-Income Producing Equity or Other Investments (based on fair value)	6.5%	4.0%
Average Annual EBITDA of Portfolio Companies	$128,400	$168,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.6%	98.0%
% of Investments on Non-Accrual (based on fair value)	1.6%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2016:

New Direct Originations	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total Commitments (including unfunded commitments)	$362,327	$584,347
Exited Investments (including partial paydowns)	(448,872)	(733,485)

Net Direct Originations	$(86,545)	$(149,138)

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$262,464	72%	$377,802	65%
Senior Secured Loans—Second Lien	90,625	25%	114,461	19%
Senior Secured Bonds	—	—	4,467	1%
Subordinated Debt	—	—	12,998	2%
Collateralized Securities	—	—	—	—
Equity/Other	9,238	3%	74,619	13%

Total	$362,327	100%	$584,347	100%

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Average New Direct Origination Commitment Amount	$51,761	$26,561
Weighted Average Maturity for New Direct Originations	12/7/21	8/28/21
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period	11.3%	10.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations funded during Period—Excluding Non-Income Producing Assets	11.6%	11.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.0%	9.7%

The following table presents certain selected information regarding our direct originations as of September 30, 2016 and December 31, 2015:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2016	December 31, 2015
Number of Portfolio Companies	65	69
Average Annual EBITDA of Portfolio Companies	$69,200	$70,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.1x	4.7x
% of Investments on Non-Accrual (based on fair value)	1.9%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,498,218	80%	$3,568,330	79%
Opportunistic	619,892	14%	587,065	13%
Broadly Syndicated/Other	283,458	6%	377,480	8%

Total	$4,401,568	100%	$4,532,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2016 and December 31, 2015:

	September 30, 2016 (Unaudited)		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$197,794	4%	$234,923	5%
Capital Goods	432,561	10%	474,141	11%
Commercial & Professional Services	382,155	9%	335,256	7%
Consumer Durables & Apparel	349,317	8%	351,431	8%
Consumer Services	572,761	13%	470,309	10%
Diversified Financials	208,265	5%	275,053	6%
Energy	736,092	17%	624,508	14%
Food & Staples Retailing	6,524	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	76,846	2%	98,425	2%
Insurance	83,917	2%	83,488	2%
Materials	317,390	7%	337,665	7%
Media	147,970	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,372	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	48,977	1%	113,654	3%
Semiconductors & Semiconductor Equipment	15,373	0%	15,397	0%
Software & Services	437,277	10%	490,803	11%
Technology Hardware & Equipment	109,916	2%	234,989	5%
Telecommunication Services	159,795	4%	158,383	4%
Transportation	116,266	3%	115,302	3%

Total	$4,401,568	100%	$4,532,875	100%

As of September 30, 2016, except for ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which we held two senior secured loans and two equity/other investments, and JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act. As of September 30, 2016, we did not “control” any of our portfolio companies, as defined in the 1940 Act.

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

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of $172,348. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of September 30, 2016 and audited consolidated schedule of investments as of December 31, 2015.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$439,142	10%	$291,690	6%
2	3,067,646	70%	3,301,347	73%
3	779,463	18%	798,045	18%
4	30,239	0%	122,185	3%
5	85,078	2%	19,608	0%

Total	$4,401,568	100%	$4,532,875	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues

We generated investment income of $119,066 and $122,227 for the three months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $108,231 and $116,171 of cash income earned as well as $10,835 and $6,056 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended September 30, 2016 and 2015, we generated $110,541 and $117,764, respectively, of interest income, which represented 92.8% and 96.3%, respectively, of total investment income. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the three months ended September 30, 2016 and 2015, we generated $8,525 and $4,463, respectively, of fee income, which represented 7.2% and 3.7%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income and the increase in fee income during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to the prepayment and refinancing of several large investments during the three months ended September 30, 2016.

During the three months ended September 30, 2016 and 2015, we did not generate any dividend income.

Expenses

Our net operating expenses were $56,844 and $57,822 for the three months ended September 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $21,555 and $22,213, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,080 and $3,174, for the three months ended September 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $1,039 and $992 for the three months ended September 30, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended September 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $14,252 and $16,102, respectively. During the three months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $17,668 and $16,035 for the three months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the three months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $368 and $402, respectively, and fees and expenses incurred with our stock transfer agent totaled $506 and $464, respectively. Fees for our board of directors were $290 and $324 for the three months ended September 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $1,166 and $1,290 for the three months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Three Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$89	$110
Legal fees	157	205
Printing fees	387	428
Other	533	547

Total	$1,166	$1,290

During the three months ended September 30, 2016 and 2015, the ratio of our net expenses to our average net assets was 2.04% and 1.98%, respectively. During the three months ended September 30, 2016 and 2015, the ratio of our net expenses to average net assets included $17,668 and $16,035, respectively, related to interest expense and $14,252 and $16,102, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.89% and 0.88% for the three months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $62,222 ($0.19 per share) and $64,405 ($0.20 per share) for the three months ended September 30, 2016 and 2015, respectively. The decrease in net investment income can primarily be attributed to the prepayment and refinancing of several large investments during the three months ended September 30, 2016.

Net Realized Gains or Losses

We sold investments and received principal repayments of $343,884 and $250,192, respectively, during the three months ended September 30, 2016, from which we realized a net loss of $40,479. During the three months ended September 30, 2016, we also realized a net loss of $5 from settlements on foreign currency. We sold investments and received principal repayments of $185,797 and $76,607, respectively, during the three months ended September 30, 2015, from which we realized a net loss of $4,565. During the three months ended September 30, 2015, we also realized a net loss of $7 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $136,227, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(94) and the net change in unrealized gain (loss) on foreign currency was $0. For the three months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(122,439) and the net change in unrealized gain (loss) on foreign currency was $(113). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and an increase in the valuation of the Caesars Entertainment Operating Co., Inc. loans following positive developments in restructuring efforts concerning these loans.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $157,871 ($0.49 per share) and $(62,719) ($(0.20) per share), respectively.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues

We generated investment income of $360,267 and $405,797 for the nine months ended September 30, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $333,501 and $386,886 of cash income earned as well as $26,766 and $18,911 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the nine months ended September 30, 2016 and 2015, we generated $340,179 and $354,810, respectively, of interest income, which represented 94.4% and 87.5%, respectively, of total investment income. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We expect the dollar amount of interest and any dividend income that we earn to increase as the proportion of directly originated investments in our portfolio continues to increase.

During the nine months ended September 30, 2016 and 2015, we generated $20,088 and $45,183, respectively, of fee income, which represented 5.6% and 11.1%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest and fee income in the aggregate during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to reduced leverage, prepayments of higher-yielding assets and increased equity holdings as a result of restructurings during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 and 2015, we generated $0 and $5,804, respectively, of dividend income, which represented 0.0% and 1.4%, respectively, of total investment income.

Expenses

Our net operating expenses were $171,711 and $180,168 for the nine months ended September 30, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $63,865 and $67,651, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $9,124 and $7,176, for the nine months ended September 30, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $3,096 and $3,208 for the nine months ended September 30, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the nine months ended September 30, 2016 and 2015, we accrued a subordinated incentive fee on income of $45,836 and $56,410, respectively. During the nine months ended September 30, 2016 and 2015, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $51,827 and $45,740 for the nine months ended September 30, 2016 and 2015, respectively, in connection with our financing arrangements. For the nine months ended September 30, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,069 and $1,258, respectively, and fees and expenses incurred with our stock transfer agent totaled $1,549 and $1,482, respectively. Fees for our board of directors were $835 and $736 for the nine months ended September 30, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $3,634 and $3,683 for the nine months ended September 30, 2016 and 2015, respectively, and consisted of the following:

	Nine Months Ended September 30,
	2016	2015
Expenses associated with our independent audit and related fees	$309	$329
Compensation of our chief compliance officer(1)	—	30
Legal fees	432	606
Printing fees	1,281	975
Other	1,612	1,743

Total	$3,634	$3,683

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and does not receive any direct compensation from us in this capacity.

During the nine months ended September 30, 2016 and 2015, the ratio of our net expenses to our average net assets was 6.34% and 6.15%, respectively. During the nine months ended September 30, 2016 and 2015, the ratio of our net expenses to average net assets included $51,827 and $45,740, respectively, related to interest expense and $45,836 and $56,410, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 2.73% and 2.66% for the nine months ended September 30, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $188,556 ($0.58 per share) and $225,629 ($0.71 per share) for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the prepayment of several large investments and receipt of dividend income during the nine months ended September 30, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $511,389 and $592,768, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of $87,300. During the nine months ended September 30, 2016, we also realized a net loss of $2 from settlements on foreign currency. We sold investments and received principal repayments of $642,715 and $451,386, respectively, during the nine months ended September 30, 2015, from which we realized a net loss of $16,261. During the nine months ended September 30, 2015, we also realized net losses of $19,588 and $301, respectively, on our credit default swaps and from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $222,436, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(94) and the net change in unrealized gain (loss) on foreign currency was $0. For the nine months ended September 30, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(153,403), the net change in unrealized gain (loss) on foreign currency was $7 and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. The net change in unrealized appreciation (depreciation)

on our investments during the nine months ended September 30, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the nine months ended September 30, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $323,596 ($1.00 per share) and $55,509 ($0.18 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $428,036 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $282,121 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of $172,348. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the nine months ended September 30, 2016 was $106,401 for which we issued 12,541,507 shares of common stock. During the period from October 1, 2016 to November 2, 2016, we issued 1,192,639 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $8.85 for gross proceeds of $10,555.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the nine months ended September 30, 2016 and 2015:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	0.18%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	0.28%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	0.31%	$9.450	$9,430
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	$24,574

On October 1, 2016, we repurchased 3,329,647 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 1.02% of the shares outstanding as of such date) at $8.85 per share for aggregate consideration totaling $29,467.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of September 30, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
JPM Facility(1)	Repurchase Agreement	3.25%	$550,000	$—	May 20, 2017
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$158,533	$41,467	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$225,146	$24,854	February 19, 2019
Darby Creek Credit Facility(2)	Revolving Credit Facility	L+2.50%	$210,000	$40,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility(1)	Term Loan Credit Facility	L+2.50%	$300,000	$—	November 14, 2019
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	On October 11, 2016, Lehigh River and Cobbs Creek entered into amendments to the JPM facility which, among other things, resulted in (a) the prepayment and termination of the JPM facility; and (b) the merger of Lehigh River into Juniata River. In addition, in connection with the foregoing transactions, Juniata River entered into amendments to the Juniata River facility which, among other things, (i) provided for an immediate upsize of $550,000, resulting in a total facility amount of $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable of borrowing to 2.6833% over the three-month LIBOR.

(2)	On August 19, 2016, the Darby Creek Credit Facility was amended to extend (a) the end of the revolving period from August 20, 2016 to February 19, 2019 and (b) the maturity date from February 20, 2018 to August 19, 2020.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2016 were $2,070,641 and 3.13%, respectively. As of September 30, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.20%.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2016 and 2015:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2015
March 31, 2015	$0.1885	$59,177
June 30, 2015	$0.1885	$59,567
September 30, 2015	$0.1885	$60,023
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976
September 30, 2016	$0.1885	$61,155

On August 3, 2016 and November 3, 2016, our board of directors declared regular monthly cash distributions for October 2016 through December 2016 and January 2017 through March 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

We intend to continue to make our regular distributions in the form of cash, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain. We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and reimbursements of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the nine months ended September 30, 2016 and 2015 was funded through the reimbursement of operating expenses by FS Investments. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	176,987	97%	178,767	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	5,888	3%	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$182,875	100%	$178,767	100%

(1)	During the nine months ended September 30, 2016 and 2015, 92.6% and 95.3%, respectively, of our gross investment income was attributable to cash income earned, 2.5% and 2.6%, respectively, was attributable to non-cash accretion of discount and 4.9% and 2.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the nine months ended September 30, 2016 and 2015 was $186,883 and $192,192, respectively. As of September 30, 2016, we had $55,989 of undistributed net investment income, $0 of distributable realized gains and $78,819 of capital loss carryover on a tax basis. As of December 31, 2015, we had $51,981 of undistributed net investment income and realized capital gains on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2016 and 2015.

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

Our investments as of September 30, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Sixty senior secured loan investments, three senior secured bond investments and ten subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Three equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of September 30, 2016.

Except as described above, we valued our other investments, including five equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

We follow the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2016 and 2015, we did not incur any interest or penalties.

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

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
JPM Facility(1)(9)	$550,000	$550,000	—	—	—
Goldman Facility(2)	$400,000	$400,000	—	—	—
Cooper River Credit Facility(3)	$158,533	—	—	$158,533	—
Wissahickon Creek Credit Facility(4)	$225,146	—	$225,146	—	—
Darby Creek Credit Facility(5)	$210,000	—	—	$210,000	—
Dunning Creek Credit Facility(6)	$94,200	$94,200	—	—	—
Juniata River Credit Facility(7)(9)	$300,000	—	—	$300,000	—
FSIC II Revolving Credit Facility(8)	$—	—	—	—	—
Partial Loan Sale(10)	$8,214	—	—	—	$8,214

(1)	At September 30, 2016, no amounts remained unused under the JPM facility. See footnote 9 below.

(2)	At September 30, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(3)	At September 30, 2016, $41,467 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(4)	At September 30, 2016, $24,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(5)	At September 30, 2016, $40,000 remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

(6)	At September 30, 2016, $55,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

(7)	At September 30, 2016, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 14, 2019.

(8)	At September 30, 2016, $120,000, the full amount available remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

(9)	On October 11, 2016, Lehigh River and Cobbs Creek entered into amendments to the JPM facility, which, among other things, resulted in (a) prepayment and termination of the JPM facility; and (b) the merger of Lehigh River into Juniata River. In addition, in connection with the foregoing transactions, Juniata River entered into amendments to the Juniata River facility which, among other things, (i) provided for an immediate upsize of $550,000, resulting in a total facility amount of $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable of borrowing to 2.6833% over the three-month LIBOR.

(10)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets. We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three and nine months ended September 30, 2016 and 2015:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2016	2015	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$21,555	$22,213	$63,865	$67,651
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$14,252	$16,102	$45,836	$56,410
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,039	$992	$3,096	$3,208

(1)

FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2016 are net of waivers of $3,080 and $9,124, respectively, and the amounts shown for the three and nine months ended September 30, 2015 are net of waivers of $3,174 and $7,176, respectively. During the nine months ended September 30, 2016 and 2015, $63,839 and $68,507, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2016, $21,555 in base management fees were payable to FSIC II Advisor.

(2)	During the nine months ended September 30, 2016 and 2015, $47,838 and $55,642, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2016, a subordinated incentive fee on income of $14,252 was payable to FSIC II Advisor.

(3)	During the nine months ended September 30, 2016 and 2015, $2,955 and $3,030, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $3,327 and $3,488 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2016 and 2015, respectively.

See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding our agreements with FSIC II Advisor, as well as our other related party transactions and relationships, including our potential conflicts of interest, our exemptive relief order from the SEC and our expense reimbursement agreement with FS Investments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

(in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 77.5% of our portfolio investments (based on fair value) paid variable interest rates, 15.3% paid fixed interest rates, 6.5% were non-income producing equity or other investments and the remaining 0.7% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Cooper River facility, Wissahickon Creek facility, Darby Creek facility, Dunning Creek facility, Juniata River facility, Goldman facility, FSIC II Revolving credit facility and secured borrowing arrangement, borrowings are at a floating rate based on LIBOR. Under the terms of the JPM facility, Cobbs Creek pays interest to JPM at a fixed rate. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2016:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 85 basis points	$(2,412)	$(10,446)	$8,034	2.2%
No change	—	—	—	—
Up 100 basis points	24,658	12,290	12,368	3.5%
Up 300 basis points	93,361	36,869	56,492	15.8%
Up 500 basis points	162,499	61,449	101,050	28.2%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2016, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2016	2,874,151	$8.55	2,874,151	(1)
August 1 to August 31, 2016	—	—	—	—
September 1 to September 30, 2016	—	—	—	—

Total	2,874,151	$8.55	2,874,151	(1)

(1)	The maximum number of shares available for repurchase on July 1, 2016 was 7,929,117. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Lehigh River LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.5	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.6	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.7	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	Revolving Credit Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.11	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.12	Asset Transfer Agreement, dated as of October 26, 2012, by and between the Company and Cobbs Creek LLC. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.13	Collateral Management Agreement, dated as of October 26, 2012, by and between Lehigh River LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.14	Collateral Administration Agreement, dated as of October 26, 2012, by and among Lehigh River LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.15	Collateral Management Agreement, dated as of October 26, 2012, by and between Cobbs Creek LLC and the Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.16	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.17	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.18	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.19	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.20	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.21	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.22	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.23	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.24	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.25	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.26	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.27	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.28	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.29	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.30	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.31	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.32	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.33	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.34	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.35	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.36	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.37	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

10.38	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.39	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.40	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.41	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.42	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.43	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.44	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)

10.45	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.46	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.47	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.48	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.5	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.51	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.52	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.53	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.54	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.55	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.54	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.55	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.56	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.57	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2016.

FS INVESTMENT CORPORATION II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Lawson
Michael Lawson Chief Financial Officer (Principal Financial and Accounting Officer)