Form 10-K
period 2016-12-31
FS Investment Corp II
filed 2017-03-15
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established market for the registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $9.00 per share.

There were 326,897,169 shares of the registrant’s common stock outstanding as of March 1, 2017.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2016

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.

Item 1.	Business.

Summary

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, we had total assets of approximately $5.0 billion.

We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC II Advisor has engaged GSO / Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $93.3 billion in assets under management as of December 31, 2016.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle market companies, which we define as companies with annual revenues of $50 million to $2.5 billion at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and

•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,413,343. During the same period, we sold investments for proceeds of $510,114 and received principal repayments of $1,143,641. As of December 31, 2016, our investment portfolio, with a total fair value of $4,497,395 (64% in first lien senior secured loans, 16% in second lien senior secured loans, 3% in senior secured bonds, 9% in subordinated debt, 1% in collateralized securities and 7% in equity/other), consisted of interests in 138 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $125.0 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par, and our estimated gross portfolio yield (which represents the expected annualized yield to be generated by us on our portfolio based on the composition of our portfolio as of such date), prior to leverage, was 9.4% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return was 16.07% and our total return without assuming reinvestment of distributions was 15.29%.

Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2016 and 2015 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2016 and 2015 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2016 and 2015 and our distribution reinvestment price of $8.95 as of December 31, 2016 and $8.90 as of December 31, 2015, the annualized distribution rate to stockholders as of December 31, 2016 and 2015 was 8.42% and 8.47%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 4 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

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

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program. During the years ended December 31, 2016, 2015 and 2014, we repurchased 10,698,480, 4,081,651 and 1,735,154 shares at an average price per share of $8.58, $9.32 and $9.60, respectively, for aggregate consideration totaling $91,792, $38,034 and $16,665, respectively. On January 4, 2017, we repurchased 2,340,048 shares at $8.950 per share for aggregate consideration totaling $20,943.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.7395	$223,554
2015	$0.7540	$239,145
2016	$0.7540	$244,088

On November 3, 2016 and March 14, 2017, our board of directors declared regular monthly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

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

About FSIC II Advisor

FSIC II Advisor is a subsidiary of our affiliate, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel that form the investment and operations teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Global Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC. FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC are

registered investment advisers that manage FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Investment Corporation IV, respectively. FS Global Advisor, LLC is a registered investment adviser that manages FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund.

In addition to managing our investments, the managers, officers and other personnel of FSIC II Advisor also currently manage the following entities through affiliated investment advisers:

Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,110,071
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,268,297
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,662,739
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$176,089
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$1,971,450

(1)	As of December 31, 2016.
(2)	Two funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—T and FS Global Credit Opportunities Fund—ADV, or together, the FSGCOF Offered Funds, which have the same investment objectives and strategies as FS Global Credit Opportunities Fund, currently offer common shares of beneficial interest to the public and invest substantially all of the net proceeds of their respective offerings in FS Global Credit Opportunities Fund. Two other funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A and FS Global Credit Opportunities Fund—D, or together, the FSGCOF Closed Funds, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors in April 2016.

Our chairman, president and chief executive officer, Michael C. Forman, has led FSIC II Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC II Advisor, Mr. Forman currently serves as chairman, president and chief executive officer of FB Income Advisor, LLC, FS Investment Advisor, LLC, FS Energy and Power Fund, FS Global Advisor, LLC, FS Global Credit Opportunities Fund, the FSGCOF Offered Funds, the FSGCOF Closed Funds, FSIC III Advisor, LLC, FS Investment Corporation III, FSIC IV Advisor, LLC and FS Investment Corporation IV and as chairman and chief executive officer of FS Investment Corporation.

FSIC II Advisor’s senior management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments and its affiliates in the credit markets, and the depth of experience and disciplined investment approach of FSIC II Advisor’s management team, will allow FSIC II Advisor to successfully execute our investment strategy.

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

GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2016, GSO and its affiliates, excluding Blackstone, managed approximately $93.3 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.

Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $366.6 billion as of December 31, 2016. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.

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

Limited Investment Competition

Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented 6% of overall middle market loan volume in 2016, down slightly from 7% in 2015 and down from nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape due to the new presidential administration.

In addition, regulatory uncertainty regarding CLOs may limit financing available to middle market companies. Risk retention and certain limitations placed on some banks’ ability to hold CLO securities may also inhibit future CLO creation and future lending to middle market companies. CLOs represented 62.3% of the institutional investor base for broadly syndicated loans in 2016, as tracked by S&P Capital IQ LCD, and any decline in the formation of new CLOs will likely have broad implications for the senior secured loan marketplace and for middle market borrowers.

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

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Pursuant to the investment advisory and administrative services agreement, we reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

Investment Types

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.

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

Second Lien Secured Loans

Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 12.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds

Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 7.0% to 14.0%.

Subordinated Debt

In addition to senior secured loans, second lien secured loans, and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 7.0% to 14.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.

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

Cash and Cash Equivalents

We may maintain a certain level of cash or equivalent instruments, including money market funds, to make follow-on investments, if necessary, in existing portfolio companies or to take advantage of new opportunities.

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

FSIC II Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with valuing our assets, our board of directors reviews these investment ratings on a quarterly basis. In the event that our advisory team determines that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, FSIC II Advisor will attempt to sell the asset in the secondary market, if applicable, or to implement a plan to attempt to exit the investment or to correct the situation.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$301,900	7%	$291,690	6%
2	3,628,492	81%	3,301,347	73%
3	449,511	10%	798,045	18%
4	87,088	2%	122,185	3%
5	30,404	0%	19,608	0%

Total	$4,497,395	100%	$4,532,875	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, FSIC II Advisor and any other professionals or materials that our board of directors deems relevant, including GDFM, independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

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

Financing Arrangements

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of FSIC II Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$166,033	$33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019(1)
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$225,000	$25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	On February 17, 2017, the maturity date was extended to February 18, 2022 pursuant to an amendment.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $2,048,180 and 3.20%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.27%.

See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our financing arrangements.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. FSIC II Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We and FSIC II Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Our code of ethics was filed as an exhibit to our current report on Form 8-K filed with the SEC on August 4, 2016. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our and FSIC II Advisor’s code of ethics is available on our website at www.fsinvestments.com and our code of ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. You may also obtain a copy of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to FSIC II Advisor. The proxy voting policies and procedures of FSIC II Advisor are set forth below. The guidelines are reviewed periodically by FSIC II Advisor and our independent directors, and, accordingly, are subject to change.

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

You may obtain information, without charge, regarding how FSIC II Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.

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

Taxation as a RIC

We have elected to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute each tax year as distributions to our stockholders. To qualify for and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, distributions generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally the sum of our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid, or the Annual Distribution Requirement.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (as adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared.

We have previously incurred, and may incur in the future, such excise tax on a portion of our income and capital gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we generally will be liable for the excise tax only on the amount by which we do not meet the excise tax avoidance requirement.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given tax year exceed our investment company taxable income, we may experience a net operating loss for that tax year. However, a RIC is not permitted to carry forward net operating losses to subsequent tax years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those years.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the tax year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell or otherwise dispose of some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC II Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the new presidential administration. For additional information, see “—Market Opportunity” and “—Potential Competitive Strengths.”

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.”

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of FSIC II Advisor, which manages and oversees our investment operations. In the future, FSIC II Advisor may retain additional investment personnel based upon its needs.

Available Information

For so long as our bylaws require, we will distribute to all stockholders of record our quarterly report on Form 10-Q within 60 days after the end of each fiscal quarter and our annual report on Form 10-K within 120 days after the end of each fiscal year. We also file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. You also may inspect and copy these reports, proxy statements and other information, as well as this annual report on Form 10-K and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov. You also can obtain copies of such information, after paying a duplicating fee, by sending a request by e-mail to publicinfo@sec.gov or by writing the SEC’s Public Reference Branch, Office of Consumer Affairs and Information Services, Securities and Exchange Commission, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 551-8090.

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case the net asset value of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. More recently, the macroeconomic environment, including recent social and political tensions in the U.S. and around the world (e.g. the United Kingdom referendum to leave the European Union), concerns regarding the Chinese economy and declines in commodity prices, has led to, and may continue to lead to, volatility in the broadly syndicated credit market as investors re-price credit risk.

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

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates during the fourth quarter of 2015 and the fourth quarter of 2016. It is unclear what effect, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Furthermore, following the United Kingdom’s referendum to leave the European Union, S&P lowered its long-term sovereign credit rating. In addition the terms of the United Kingdom’s exit and any future referendums in other European countries may disrupt the global market. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

Prices for oil and natural gas, which historically have been volatile and may continue to be volatile, may be subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas. A prolonged continuation of depressed oil and natural gas prices would adversely affect the credit quality and performance of certain of our debt and equity investments in energy and power and related companies. A decrease in credit quality and performance would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect our net asset value. Should a prolonged period of depressed oil and natural gas prices occur, the ability of certain of our portfolio companies in the energy and power and related industries to satisfy financial or operating covenants imposed by us or other lenders may be adversely affected, which could, in turn, negatively impact their financial condition and their ability to satisfy their debt service and other obligations. Likewise, should a prolonged period of depressed oil and natural gas prices occur, it is possible that the cash flow and profit generating capacity of these portfolio companies could also be adversely affected thereby negatively impacting their ability to pay us dividends or distributions on our investments.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the new presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductability of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FSIC II Advisor and GDFM to other types of investments in which FSIC II Advisor and GDFM may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the new presidential administration has announced its intention to repeal, amend, or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.

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

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

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

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

There may be conflicts of interest related to obligations FSIC II Advisor’s and GDFM’s senior management and investment teams have to our affiliates and to other clients.

The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities for the investment advisers to FS Investments’ four other affiliated BDCs, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III and FS Investment Corporation IV and FS Investments’ affiliated closed-end management investment company, FS Global Credit Opportunities Fund, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Furthermore, GDFM, on which FSIC II Advisor relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.

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

FSIC II Advisor’s liability is limited under the investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC II Advisor will not be liable to us for their acts under the investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect FSIC II Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with FSIC II Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of FSIC II Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory and administrative services agreement. These protections may lead FSIC II Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FSIC II Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid.

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

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to FSIC II Advisor with respect to pre-incentive fee net investment income.

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

Our investments are primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FSIC II Advisor and/or GDFM to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.

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

Our investments may include original issue discount and PIK instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases FSIC II Advisor’s future base management fees which, thus, increases FSIC II Advisor’s future income incentive fees at a compounding rate;

•

Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

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

Risks Related to Debt Financing

We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

The use of borrowings and other types of financing, also known as leverage, magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our common stock. When we use leverage to partially finance our investments, through borrowing from banks and other lenders or issuing debt securities, we, and therefore our stockholders, will experience increased risks of investing in our common stock. Any lenders and debt holders would have fixed dollar claims on our assets that are senior to the claims of our stockholders. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not utilized leverage. Conversely, if the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not utilized leverage. Similarly, any increase in our income in excess of interest payable on our indebtedness would cause our net investment income to increase more than it would without leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not utilized leverage. Such a decline could negatively affect our ability to make distributions to stockholders. Leverage is generally considered a speculative investment technique. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable for FSIC II Advisor.

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.2 billion in total average assets, (ii) a weighted average cost of funds of 3.59%, (iii) $2.2 billion in debt outstanding (i.e., assumes that the full $2.2 billion available to us as of December 31, 2016 under our financing arrangements as of such date is outstanding) and (iv) $3.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(20.17)%	(11.43)%	(2.69)%	6.05%	14.79%

Similarly, assuming (i) $5.2 billion in total average assets, (ii) a weighted average cost of funds of 3.59% and (iii) $2.2 billion in debt outstanding (i.e., assuming that the full $2.2 billion available to us as of December 31, 2016 under our financing arrangements outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.54% in order to cover the annual interest payments on our outstanding debt.

The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.

The agreements governing certain of our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Financing Arrangements” for a more detailed discussion of the terms of our debt financing arrangements.

We are subject to risks associated with our debt securitization facility.

On December 15, 2014, through our two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, we entered into a debt financing arrangement with Goldman Sachs Bank USA, or Goldman, pursuant to which up to $400.0 million is available to us, or the Goldman facility.

The Goldman facility is structured as a debt securitization. We use the term “debt securitization” to describe a form of secured borrowing under which an operating company, sometimes referred to as an originator, acquires or originates loans or other assets that earn income, whether on a one-time or recurring basis, or collectively referred to herein as income producing assets, and borrows money on a non-recourse basis against a legally separate pool of income producing assets. In a typical debt securitization, the originator transfers the income producing assets to a special-purpose, bankruptcy-remote subsidiary, also referred to as a “special purpose entity”, which is established solely for the purpose of holding income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the income producing assets.

Pursuant to the Goldman facility, assets in our portfolio may be sold and/or contributed by us from time to time pursuant to an Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, between the Company and Green Creek, or the Sale and Contribution Agreement. The assets held by Green Creek secure the obligations of Green Creek under floating rate notes, or the notes, to be issued from time to time by Green Creek to Schuylkill River pursuant to an Indenture, dated as of December 15, 2014, with Citibank, as trustee, or the Indenture. Pursuant to the Indenture, the aggregate principal amount of notes that may be issued by Green Creek from time to time is $690.0 million. Schuylkill River will purchase the notes to be issued by Green Creek from time to time at a purchase price equal to their par value.

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of notes that may be purchased under the Goldman facility is $690.0 million (substantially all of which have been purchased as of December 31, 2016). Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400.0 million (all of which is outstanding as of December 31, 2016).

See Note 8 to our consolidated financial statements contained in this annual report on Form 10-K for a more detailed discussion of the terms of this debt securitization facility.

As a result of this debt securitization facility, we are subject to certain risks, including, but not limited to, those set forth below.

Our equity investment in Green Creek is subordinated to the debt obligations of Green Creek.

Any dividends or other payments in respect of our equity interest in Green Creek are subordinated in priority of payment to the notes. In addition, Green Creek is subject to certain payment restrictions set forth in the Indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Green Creek only if Green Creek has made all required cash interest payments on the notes. We cannot assure you that distributions on the assets held by Green Creek will be sufficient to make any distributions to us or that the yield on our investment in Green Creek will meet our expectations.

Our equity investment in Green Creek is unsecured and ranks behind all of the creditors, known or unknown, of Green Creek, including the holders of the notes. Consequently, if the value of Green Creek’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Green Creek could be reduced. Accordingly, our investment in Green Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Green Creek’s assets decreases and Green Creek is unable to make any required payments to Schuylkill River pursuant to the terms of the notes, Schuylkill River may, in turn, be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Schuylkill River’s assets is not sufficient to meet Schuylkill River’s payment obligations to Goldman, we may be required to loan or otherwise provide additional funds to Schuylkill River to cover Schuylkill River’s payment obligations to Goldman, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Schuylkill River.

Our equity investment in Schuylkill River is subordinated to the debt obligations of Schuylkill River.

Our equity investment in Schuylkill River is unsecured and ranks behind all of the creditors, known or unknown, of Schuylkill River, including Goldman. Consequently, if the value of Schuylkill River’s assets decreases as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets or prepayment or changes in interest rates generally, the value of our equity investment in Schuylkill River could be reduced. Accordingly, our investment in Schuylkill River may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Schuylkill River’s assets decreases or Green Creek fails to make any required payments to Schuylkill River pursuant to the terms of the notes, Schuylkill River may be unable to make any required payments to Goldman pursuant to the terms of the Goldman facility. In such event, if the value of Schuylkill River’s assets is not sufficient to meet Schuylkill River’s payment obligations to Goldman, we may be required to loan or otherwise provide additional funds to Schuylkill River to cover Schuylkill River’s payment obligations to Goldman, or otherwise be subject to a loss in an amount up to the entire amount of our equity investment in Schuylkill River.

Our equity investment in Green Creek has a high degree of leverage.

The maximum aggregate principal amount of notes permitted to be issued by Green Creek under the Indenture is $690.0 million. The maximum repurchase amount payable by Schuylkill River to Goldman under the Goldman facility in respect of the notes is $400.0 million, plus applicable financing fees. The market value of our equity investment in Green Creek may be significantly affected by a variety of factors, including changes in the market value of the assets held by Green Creek, changes in distributions on the assets held by Green Creek, defaults and recoveries on those assets, capital gains and losses on those assets, prepayments on those assets and other risks associated with those assets. Our investment in Green Creek may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of Goldman, as the holder of the notes, may not be aligned with our interests, and we will not have control over remedies in respect of the notes.

The notes rank senior in right of payment to any equity securities issued by Green Creek. As a result, there are circumstances in which the interests of Goldman, as the holder of the notes, may not be aligned with our interests. For example, under the terms of the notes, Goldman has the right to receive payments of principal and interest prior to Green Creek making any distributions or dividends to holders of its equity securities.

For as long as the notes remain outstanding, Goldman has the right to act in certain circumstances with respect to the portfolio of assets that secure the obligations of Green Creek under the notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the trustee under the Indenture to declare events of default under or accelerate the notes in accordance with the terms of the Indenture. Goldman has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default (as defined in the Indenture) with respect to the notes, the trustee, which is currently Citibank N.A., or Citibank, may declare the outstanding principal amount of all of the notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the notes and triggering a repayment obligation on the part of Green Creek. Green Creek may not have proceeds sufficient to make required payments on the notes and make any distributions to us. Any failure of Green Creek to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

The market value of the notes may decline causing Schuylkill River to borrow funds from us in order to meet certain margin posting, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the Goldman facility the market value of the notes (measured by reference to the market value of Green Creek’s portfolio of assets) declines and is less than the required margin amount under the Goldman facility, or the Margin Threshold, Schuylkill River will be required to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the notes at such time is less than the Margin Threshold. In such event, in order to satisfy this requirement, Schuylkill River intends to borrow funds from us pursuant to a revolving credit agreement between us and Schuylkill River, or the Revolving Credit Agreement. We may, in our sole discretion, make such loans from time to time to Schuylkill River pursuant to the terms of the Revolving Credit Agreement. Borrowings under the Revolving Credit

Agreement may not exceed $400.0 million and will accrue interest at a rate equal to one-month LIBOR plus a spread of 0.75% per annum. To the extent we loan additional funds to Schuylkill River to satisfy the Margin Threshold, such event could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. There is no assurance that loans made pursuant to the Revolving Credit Agreement will be repaid.

Restructurings of investments held by Green Creek, if any, may decrease their value and reduce the value of our equity interest in Green Creek.

As investment manager, we have broad authority to direct and supervise the investment and reinvestment of the assets held by Green Creek, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Green Creek. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Green Creek holding assets that do not meet certain specified criteria for the investments made by it, and also could adversely impact the market value of such investments and thereby the market value of the notes, which in turn could adversely impact the ability of Schuylkill River to meet the Margin Threshold. Any amendment, waiver, modification or other restructuring that affects the market value of the assets underlying the notes and therefore reduces Schuylkill River’s ability to meet the Margin Threshold, will make it more likely that Green Creek will need to retain assets, including cash, to increase the market value of the assets underlying the notes and for Schuylkill River to post cash collateral with Goldman in an amount at least equal to the amount by which the market value of the notes is less than the Margin Threshold. Any such use of cash by Green Creek would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Green Creek or Schuylkill River.

We will receive cash from Green Creek and Schuylkill River only to the extent that Green Creek or Schuylkill River, respectively, makes distributions to us. Green Creek may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Green Creek may not be made unless all amounts then due and owing with respect to the notes have been paid in full. If we do not receive cash from Green Creek or Schuylkill River, we may be unable to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of Goldman.

If Goldman fails to sell the notes back to Schuylkill River at the end of the applicable period, Schuylkill River’s recourse will be limited to an unsecured claim against Goldman for the difference between the value of such notes at such time and the amount that would be owing by Schuylkill River to Goldman had Goldman performed under the Goldman facility. The ability of Goldman to satisfy such a claim will be subject to Goldman’s creditworthiness at that time.

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

In addition, our board of directors may also amend, suspend or terminate the share repurchase program upon 30 days notice. We will notify stockholders of such developments (1) in our quarterly reports or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. Notwithstanding that we have adopted a share repurchase program, we also have discretion to not repurchase shares, to suspend the share repurchase program and to cease repurchases. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a significant discount from the purchase price you paid for the shares being repurchased. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

There is a risk that investors in our common stock may not receive distributions.

We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we are prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions. See “Item 1. Business—Regulation—Senior Securities.”

Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.

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

We may pay distributions from proceeds of the sale of shares of our common stock, borrowings, the sale of assets or from the reimbursement of certain expenses by our affiliate, FS Investments.

To the extent declared distributions exceed our net investment income or cash flow from operations, we may fund distributions from the uninvested proceeds of the sale of shares of our common stock and borrowings, the sale of assets or from the reimbursement of certain expenses by our affiliate, FS Investments, and we have not established limits on the amount of funds we may use from these sources to make future distributions. Distributions from any of the aforementioned sources could reduce the amount of capital we ultimately invest in our portfolio companies.

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

Risks Related to U.S. Federal Income Tax

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy the RIC annual distribution requirements.

Besides maintaining our election to be treated as a BDC under the 1940 Act, in order for us to qualify as a RIC under Subchapter M of the Code, we must meet the following annual distribution, income source and asset diversification requirements. See “Item 1. Business—Taxation as a RIC.”

•	The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.

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

In any tax year in which we qualify as a RIC, in order for us to be able to be subject to tax as a RIC, we are required to meet an annual distribution requirement. The annual distribution requirement for RIC tax treatment will be satisfied if we distribute to our stockholders, for each tax year, dividends of an amount generally at least equal to the sum of 90% of our investment company taxable income, which is generally the sum of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, without regard to any deduction for dividends paid. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We must satisfy these tests on an ongoing basis in order to maintain RIC tax treatment, and may be required to make distributions to stockholders at times when it would be more advantageous to invest cash in our existing or other investments, or when we do not have funds readily available for distribution. Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for such relief should we fail either the 90% Income Test or any of the Diversification Tests.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, our investments may include debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants). To the extent original issue discount or PIK interest constitutes a portion of our income, we must include in taxable income each tax year a portion of the original issue discount or PIK interest that accrues over the life of the instrument, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon disposition, as not making the election would limit our ability to deduct interest expenses for tax purposes.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

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

None.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2017:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	450,000,000	—	326,897,169

As of March 1, 2017, we had 67,520 record holders of our common stock.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2016 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2016	3,329,647	$8.85	3,329,647	(1)
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	—	—	—	—

Total	3,329,647	$8.85	3,329,647	(1)

(1)	The maximum number of shares available for repurchase on October 1, 2016 was 7,929,117. A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

On January 4, 2017, we repurchased 2,340,048 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 0.72% of the shares outstanding as of such date) at $8.95 per share for aggregate consideration totaling $20,943.

Distributions

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.7395	$223,554
2015	$0.7540	$239,145
2016	$0.7540	$244,088

On November 3, 2016 and March 14, 2017, our board of directors declared regular monthly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of the monthly record dates previously determined by our board of directors.

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

The following selected consolidated financial data for the years ended December 31, 2016, 2015, 2014 and 2013 and for the period from June 18, 2012 (Commencement of Operations) through December 31, 2012 is derived from our consolidated financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,				Period from June 18, 2012 (Commencement of Operations) through December 31, 2012

	2016	2015	2014	2013
Statements of operations data:
Investment income	$488,051	$529,462	$398,783	$167,693	$9,484
Operating expenses
Total expenses	245,734	249,065	156,107	74,978	9,157
Less: Expense reimbursement from sponsor	—	—	—	—	(2,482)
Add: Expense recoupment to sponsor	—	—	—	2,041	—
Less: Management fee waiver	(12,211)	(10,252)	—	—	—

Net expenses	233,523	238,813	156,107	77,019	6,675

Net investment income (loss)	254,528	290,649	242,676	90,674	2,809
Total net realized and unrealized gain/loss on investments	162,787	(351,632)	(51,708)	40,200	17,596

Net increase (decrease) in net assets resulting from operations	$417,315	$(60,983)	$190,968	$130,874	$20,405

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.79	$0.92	$0.80	$0.62	$0.12

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$1.29	$(0.19)	$0.63	$0.89	$0.85

Distributions declared(2)	$0.75	$0.75	$0.74	$0.76	$0.39

Balance sheet data:
Total assets	$4,967,858	$4,807,951	$4,726,571	$3,321,967	$709,325

Credit facilities, secured borrowing and repurchase agreements payable	$1,977,053	$2,043,919	$1,641,194	$720,494	$117,500

Total net assets	$2,909,860	$2,690,412	$2,911,790	$2,390,985	$527,727

Other data:
Total return(3)	16.07%	(2.37)%	6.97%	11.12%	6.09%
Total return (without assuming reinvestment of distributions)(4)	15.29%	(1.94)%	6.92%	10.81%	6.11%
Number of portfolio company investments at period end	138	165	200	179	88
Total portfolio investments for the period	$1,413,343	$1,904,545	$3,382,134	$2,838,032	$681,503
Proceeds from sales and prepayments of investments	$1,653,755	$1,462,611	$1,625,100	$711,652	$204,248

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable periods.

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable periods.

(3)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of our future total return, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

(4)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of our future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return (without assuming reinvestment of distributions) on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on credit default swaps, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, net unrealized appreciation or depreciation on credit default swaps and net unrealized gain or loss on foreign currency.

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

We principally generate revenues in the form of interest income on the debt investments we hold. In addition, we generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Any such fees generated in connection with our investments will be recognized as earned. We may also generate revenues in the form of dividends and other distributions on the equity or other securities we hold.

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

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters. As of December 31, 2016 and 2015, no amounts remained subject to repayment by us to FS Investments.

Portfolio Investment Activity for the Years Ended December 31, 2016 and 2015

During the year ended December 31, 2016, we made investments in portfolio companies totaling $1,413,343. During the same period, we sold investments for proceeds of $510,114 and received principal repayments of $1,143,641. As of December 31, 2016, our investment portfolio, with a total fair value of $4,497,395 (64% in first lien senior secured loans, 16% in second lien senior secured loans, 3% in senior secured bonds, 9% in subordinated debt, 1% in collateralized securities and 7% in equity/other), consisted of interests in 138 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $125.0 million. As of December 31, 2016, the debt investments in our portfolio were purchased at a weighted average price of 97.5% of par and our estimated gross portfolio yield, prior to leverage, was 9.4% based upon the amortized cost of our investments. For the year ended December 31, 2016, our total return was 16.07% and our total return without assuming reinvestment of distributions was 15.29%.

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

Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2016 and 2015 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of December 31, 2016 and 2015 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2016 and 2015 and our distribution reinvestment price of $8.95 as of December 31, 2016 and $8.90 as of December 31, 2015, the annualized distribution rate to stockholders as of December 31, 2016 and 2015 was 8.42% and 8.47%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable as of the dates indicated above.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 3 to the table included in “Item 6. Selected Financial Data” for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2016 and 2015:

	For the Year Ended
Net Investment Activity	December 31, 2016	December 31, 2015
Purchases	$1,413,343	$1,904,545
Sales and Redemptions	(1,653,755)	(1,462,611)

Net Portfolio Activity	$(240,412)	$441,934

	For the Year Ended
	December 31, 2016		December 31, 2015
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,039,272	74%	$1,201,795	63%
Senior Secured Loans—Second Lien	124,554	9%	321,670	17%
Senior Secured Bonds	35,918	2%	103,688	6%
Subordinated Debt	80,741	6%	231,386	12%
Collateralized Securities	—	—	239	0%
Equity/Other	132,858	9%	45,767	2%

Total	$1,413,343	100%	$1,904,545	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,886,433	$2,864,089	64%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	749,249	718,971	16%	1,012,224	902,113	20%
Senior Secured Bonds	168,537	148,085	3%	244,558	181,200	4%
Subordinated Debt	414,320	402,397	9%	411,824	319,019	7%
Collateralized Securities	20,268	23,173	1%	118,590	113,383	2%
Equity/Other	298,460	340,680	7%	174,099	214,953	5%

Total	$4,537,267	$4,497,395	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Number of Portfolio Companies	138	165
% Variable Rate (based on fair value)	79.0%	79.5%
% Fixed Rate (based on fair value)	13.4%	15.7%
% Income Producing Equity / Other Investments (based on fair value)	1.0%	0.8%
% Non-Income Producing Equity /Other Investments (based on fair value)	6.6%	4.0%
Average Annual EBITDA of Portfolio Companies	$125,000	$168,700
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.5%	98.0%
% of Investments on Non-Accrual (based on fair value)	0.0%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%	10.0%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2016:

	For the Three Months Ended	For the Year Ended
New Direct Originations	December 31, 2016	December 31, 2016
Total Commitments (including unfunded commitments)	$569,553	$1,153,900
Exited Investments (including partial paydowns)	(528,240)	(1,261,725)

Net Direct Originations	$41,313	$(107,825)

	For the Three Months Ended		For the Year Ended
	December 31, 2016		December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$514,987	90%	$892,789	78%
Senior Secured Loans—Second Lien	14,385	3%	128,846	11%
Senior Secured Bonds	10,330	2%	14,797	1%
Subordinated Debt	1,977	0%	14,975	1%
Collateralized Securities	—	—	—	—
Equity/Other	27,874	5%	102,493	9%

Total	$569,553	100%	$1,153,900	100%

	For the Three Months Ended	For the Year Ended
	December 31, 2016	December 31, 2016
Average New Direct Origination Commitment Amount	$33,503	$29,587
Weighted Average Maturity for New Direct Originations	10/15/22	3/29/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.6%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.7%	11.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	6.8%	8.6%

The following table presents certain selected information regarding our direct originations as of December 31, 2016 and 2015:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2016	December 31, 2015
Number of Portfolio Companies	68	69
Average Annual EBITDA of Portfolio Companies	$66,700	$70,300
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.7x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.5%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%	10.1%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,635,978	81%	$3,568,330	79%
Opportunistic	568,120	13%	587,065	13%
Broadly Syndicated/Other	293,297	6%	377,480	8%

Total	$4,497,395	100%	$4,532,875	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$206,350	5%	$234,923	5%
Capital Goods	418,102	9%	474,141	11%
Commercial & Professional Services	520,703	12%	335,256	7%
Consumer Durables & Apparel	317,282	7%	351,431	8%
Consumer Services	523,918	12%	470,309	10%
Diversified Financials	213,625	5%	275,053	6%
Energy	749,437	17%	624,508	14%
Food & Staples Retailing	5,950	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	76,425	2%	98,425	2%
Insurance	84,716	2%	83,488	2%
Materials	329,788	7%	337,665	7%
Media	140,594	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,263	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	140,328	3%	113,654	3%
Semiconductors & Semiconductor Equipment	14,837	0%	15,397	0%
Software & Services	354,714	8%	490,803	11%
Technology Hardware & Equipment	135,841	3%	234,989	5%
Telecommunication Services	159,533	3%	158,383	4%
Transportation	102,989	2%	115,302	3%

Total	$4,497,395	100%	$4,532,875	100%

As of December 31, 2016, except for A.T. Cross Co., in which we held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which we held two senior secured loans and two equity/other investments, JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, Roadhouse Holding, Inc. (Logan’s Roadhouse, Inc.), in which we held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which we held a senior secured loan, which was partially unfunded, and an equity/other investment, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act.

As of December 31, 2015, except for Allen Systems Group, Inc., in which we held a senior secured loan and an equity/other investment, and JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, we were not an “affiliated person” of any of our portfolio companies, as defined in the 1940 Act.

As of December 31, 2016 and 2015, we did not “control” any of our portfolio companies, as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of

$163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, we had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246, respectively, in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our consolidated schedules of investments as of December 31, 2016 and 2015.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$301,900	7%	$291,690	6%
2	3,628,492	81%	3,301,347	73%
3	449,511	10%	798,045	18%
4	87,088	2%	122,185	3%
5	30,404	0%	19,608	0%

Total	$4,497,395	100%	$4,532,875	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenues

We generated investment income of $488,051 and $529,462 for the years ended December 31, 2016 and 2015, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $450,729 and $501,746 of cash income earned as well as $37,322 and $27,716 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the years ended December 31, 2016 and 2015, we generated $449,464 and $471,985, respectively, of interest income, which represented 92.1% and 89.1%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

During the years ended December 31, 2016 and 2015, we generated $35,860 and $50,693, respectively, of fee income, which represented 7.3% and 9.6%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income and fee income in the aggregate during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reduced leverage levels, prepayments of certain higher-yielding assets and increased equity holdings as a result of a number of restructurings during the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, we generated $2,727 and $6,784, respectively, of dividend income, which represented 0.6% and 1.3%, respectively, of total investment income. The decrease in dividend income was due primarily to a one-time dividend paid in respect of one of our investments during the year ended December 31, 2015.

Expenses

Our net operating expenses, together with excise taxes, were $233,523 and $238,813 for the years ended December 31, 2016 and 2015, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $85,475 and $89,182, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $12,211 and $10,252, for the years ended December 31, 2016 and 2015, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $3,736 and $3,917 for the years ended December 31, 2016 and 2015, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the years ended December 31, 2016 and 2015, we accrued a subordinated incentive fee on income of $62,329 and $72,664, respectively. During the years ended December 31, 2016 and 2015, we accrued no capital gains incentive fees.

We recorded interest expense of $70,408 and $61,747 for the years ended December 31, 2016 and 2015, respectively, in connection with our financing arrangements. For the years ended December 31, 2016 and 2015, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $1,487 and $1,305, respectively, and fees and expenses incurred with our stock transfer agent totaled $2,055 and $2,015, respectively. Fees for our board of directors were $1,126 and $1,011 for the years ended December 31, 2016 and 2015, respectively.

Our other general and administrative expenses totaled $4,939 and $5,087 for the years ended December 31, 2016 and 2015, respectively, and consisted of the following:

	Year Ended December 31,
	2016	2015
Expenses associated with our independent audit and related fees	$437	$542
Compensation of our chief compliance officer(1)	—	30
Legal fees	657	744
Printing fees	1,667	1,361
Other	2,178	2,410

Total	$4,939	$5,087

(1)	On April 1, 2015, James F. Volk was appointed as our chief compliance officer. Prior to that date, we had contracted with Vigilant Compliance, LLC to provide the services of Salvatore Faia as our chief compliance officer. Mr. Volk is employed by FS Investments and does not receive any direct compensation from us in this capacity.

During the years ended December 31, 2016 and 2015, we accrued $1,968 and $1,885, respectively, for excise taxes.

During the years ended December 31, 2016 and 2015, the ratio of our net expenses, together with excise taxes, to our average net assets was 8.51% and 8.24%, respectively. During the years ended December 31, 2016 and 2015, the ratio of our net expenses to average net assets included $70,408 and $61,747, respectively, related to interest expense, $62,329 and $72,664, respectively, related to accruals of incentive fees and $1,968 and $1,885, respectively for excise taxes. Without such expenses, our ratio of net expenses to average net assets would have been 3.60% and 3.54% for the years ended December 31, 2016 and 2015, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing facilities and in benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $254,528 ($0.79 per share) and $290,649 ($0.92 per share) for the years ended December 31, 2016 and 2015, respectively. The decrease in net investment income can be attributed to the prepayment of several large investments and receipt of dividend income during the year ended December 31, 2015.

Net Realized Gains or Losses

We sold investments and received principal repayments of $510,114 and $1,143,641, respectively, during the year ended December 31, 2016, from which we realized a net loss of $141,715. During the year ended December 31, 2016, we also realized a net loss of $2 from settlements on foreign currency. We sold investments and received principal repayments of $872,333 and $590,278, respectively, during the year ended December 31, 2015, from which we realized a net loss of $20,241. During the year ended December 31, 2015, we also realized net losses of $19,588 and $304, respectively, on our credit default swaps and from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency

For the year ended December 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $304,638, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(134) and the net change in unrealized gain (loss) on foreign currency was $0. For the year ended December 31, 2015, the net change in unrealized appreciation (depreciation) on investments totaled $(330,932), the net change in unrealized gain (loss) on foreign currency was $7 and the net change in unrealized appreciation (depreciation) on our credit default swaps was $19,426. The net change in unrealized appreciation (depreciation) on our investments during the year ended December 31, 2016 was primarily driven by improvement in the high yield markets, a general tightening of credit spreads and improvements with respect to certain of our energy investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $417,315 ($1.29 per share) and $(60,983) ($(0.19) per share), respectively.

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

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $347,076 in cash, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $244,621 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2016, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of $163,449. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under our distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Continuous Public Offering, Private Placement and Distribution Reinvestment Plan

In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in our continuous public offering. As of March 1, 2017, we had issued a total of 346,037,048 shares of common stock and raised total gross proceeds of $3,509,634, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the years ended December 31, 2016, 2015 and 2014 include reinvested stockholder distributions of $138,013, $116,784 and $129,347, respectively, for which we issued 16,100,331, 12,552,400 and 13,520,133 shares of common stock, respectively. During the period from January 1, 2017 to March 1, 2017, we issued 2,327,490 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $8.97 for gross proceeds of $20,887.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	0.05%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	0.12%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	0.21%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	0.19%	$9.640	$5,641
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	0.18%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	0.28%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	0.31%	$9.450	$9,430
September 30, 2015	October 1, 2015	1,619,728	100%	0.50%	$9.100	$14,740
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	$24,574
September 30, 2016	October 1, 2016	3,329,647	100%	1.02%	$8.850	$29,467

On January 4, 2017, we repurchased 2,340,048 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 0.72% of the shares outstanding as of such date) at $8.950 per share for aggregate consideration totaling $20,943.

For details regarding our share repurchase program, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of December 31, 2016:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$166,033	$33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019(1)
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$225,000	$25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	On February 17, 2017, the maturity date was extended to February 18, 2022 pursuant to an amendment.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $2,048,180 and 3.20%, respectively. As of December 31, 2016, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.27%.

For additional information regarding our financing arrangements, see Note 8 to our consolidated financial statements contained in this annual report on Form 10-K.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.7395	$223,554
2015	$0.7540	$239,145
2016	$0.7540	$244,088

On November 3, 2016 and March 14, 2017, our board of directors declared regular monthly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities and will be made after the deduction of fees and expenses, including any fees payable to FSIC II Advisor. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2016, 2015 and 2014 represented a return of capital.

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 was funded through the reimbursement of operating expenses by FS Investments. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	238,200	98%	229,252	96%	208,059	93%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	14,999	7%
Long-term capital gains proceeds from the sale of assets	5,888	2%	9,893	4%	496	0%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$244,088	100%	$239,145	100%	$223,554	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 92.3%, 94.8% and 94.3%, respectively, of our gross investment income was attributable to cash income earned, 2.7%, 2.7% and 3.0%, respectively, was attributable to non-cash accretion of discount and 5.0%, 2.5% and 2.7%, respectively, was attributable to PIK interest.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2016, 2015 and 2014.

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

Our investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-nine senior secured loan investments, four senior secured bond investments, and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of December 31, 2016. Three senior secured loan investments and an equity/other investment, which were newly-issued and purchased near December 31, 2016, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we did not incur any interest or penalties.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred $85,475, $89,182 and $82,325, respectively, in base management fees and $3,736, $3,917 and $4,607, respectively, in administrative services expenses under the investment advisory and administrative services agreement. In addition, FSIC II Advisor is eligible to receive incentive fees based on the performance of our portfolio. During the years ended December 31, 2016, 2015 and 2014, we accrued a subordinated incentive fee on income of $62,329, $72,664 and $33,251, respectively, based upon the performance of our portfolio. During the years ended December 31, 2016, 2015 and 2014, we paid FSIC II Advisor $62,090, $71,744 and $17,917, respectively, in subordinated incentive fees on income. As of December 31, 2016, a subordinated incentive fee on income of $16,493 was payable to FSIC II Advisor. During the years ended December 31, 2016 and 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we reversed $9,234 of capital gains incentive fees previously accrued. We did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2016. As of December 31, 2016, we had accrued no capital gains incentive fees.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2016 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Goldman Facility(1)	$400,000	—	$400,000	—	—
Cooper River Credit Facility(2)	$166,033	—	—	$166,033	—
Wissahickon Creek Credit Facility(3)	$240,146	—	$240,146	—	—
Darby Creek Credit Facility(4)	$225,000	—	—	$225,000	—
Dunning Creek Credit Facility(5)	$94,200	$94,200	—	—	—
Juniata River Credit Facility(6)	$850,000	—	—	$850,000	—
FSIC II Revolving Credit Facility(7)	—	—	—	—	—
Partial Loan Sale(8)	$8,214	—	—	—	$8,214

(1)	At December 31, 2016, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(2)	At December 31, 2016, $33,967 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(3)	At December 31, 2016, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 19, 2019.

(4)	At December 31, 2016, $25,000 remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

(5)	At December 31, 2016, $55,800 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

(6)	At December 31, 2016, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

(7)	At December 31, 2016, $120,000, the full amount available, remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

(8)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

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

We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor. The amount of this reimbursement for FSIC II Advisor is set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FSIC II Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of our organization and offering costs. Following this period, we paid certain of our organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing shares of our common stock. Organization and offering costs funded directly by FS Investments were recorded by us as a contribution to capital. The offering costs were offset against capital in excess of par value on our consolidated financial statements and the organization costs were charged to expense as incurred. All other offering costs, including costs incurred directly by us, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital.

The dealer manager for our continuous public offering was FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of our affiliates. Under the dealer manager agreement among us, FSIC II Advisor and FS Investment Solutions, FS Investment Solutions was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of our common stock in our continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of our continuous public offering in March 2014.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$85,475	$89,182	$82,325
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$—	$(9,234)
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$62,329	$72,664	$33,251
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,736	$3,917	$4,607
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$1,087
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amount shown for the years ended December 31, 2016 and 2015 are net of waivers of $12,211 and $10,252, respectively. During the years ended December 31, 2016, 2015 and 2014, $85,394, $90,772 and $74,269, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2016, $21,610 in base management fees were payable to FSIC II Advisor.

(2)	During the years ended December 31, 2016 and 2015, we did not accrue any capital gains incentive fees based on the performance of our portfolio. During the year ended December 31, 2014, we reversed $9,234 of capital gains incentive fees previously accrued based on the performance of our portfolio. No such fees are actually payable by us with respect to such unrealized gains unless and until those gains are actually realized. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for a discussion of the methodology employed by us in calculating the capital gains incentive fee. We did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2016. As of December 31, 2016, we did not have any accrued capital gains incentive fees based on the performance of our portfolio.

(3)	During the years ended December 31, 2016, 2015 and 2014, $62,090, $71,744 and $17,917, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2016, a subordinated incentive fee on income of $16,493 was payable to FSIC II advisor.

(4)	During the years ended December 31, 2016, 2015 and 2014, $3,573, $3,679 and $4,173, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $4,336, $4,370 and $3,333, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	During the years ended December 31, 2016 and 2015 we did not incur any offering costs. During the year ended December 31, 2014, we incurred offering costs of $1,686 of which $1,087 related to reimbursements to FSIC II Advisor for offering costs incurred on our behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing shares of our common stock.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers.

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

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC and FS Global Advisor, LLC, the investment advisers to certain other BDCs and a closed-end management investment company affiliated with FS Investments, and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. As a result, such personnel provide investment advisory services to us and each of, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and FS Global Credit Opportunities Fund. While none of FSIC II Advisor, FB Income Advisor, LLC, FS Investment Advisor, LLC, FSIC III Advisor, LLC, FSIC IV Advisor, LLC or FS Global Advisor, LLC is currently making private corporate debt investments for clients other than us, FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV or FS Global Credit Opportunities Fund, respectively, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. In addition, even in the absence of FSIC II Advisor retaining additional clients, it is possible that some investment opportunities may be provided to FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and/or FS Global Credit Opportunities Fund rather than to us.

See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our related party transactions and relationships, including our exemptive relief order from the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 79.0% of our portfolio investments (based on fair value) paid variable interest rates, 13.4% paid fixed interest rates, 6.6% were non-income producing equity or other investments and the remaining 1.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of all of our financing arrangements, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2016 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(3,091)	$(17,467)	$14,376	4.0%
No change	—	—	—	—
Up 100 basis points	31,344	17,467	13,877	3.9%
Up 300 basis points	103,706	52,401	51,305	14.3%
Up 500 basis points	176,317	87,335	88,982	24.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2016, 2015 and 2014, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited FS Investment Corporation II’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. FS Investment Corporation II’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FS Investment Corporation II maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS Investment Corporation II

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of FS Investment Corporation II’s internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 15, 2017

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,270,442 and $4,752,111, respectively)	$4,212,299	$4,391,357
Non-controlled/affiliated investments (amortized cost—$266,825 and $125,274, respectively)	285,096	141,518

Total investments, at fair value (amortized cost—$4,537,267 and $4,877,385, respectively)	4,497,395	4,532,875
Cash	347,076	228,781
Receivable for investments sold and repaid	73,994	1,925
Interest receivable	43,078	37,879
Deferred financing costs	6,315	6,267
Prepaid expenses and other assets	—	224

Total assets	$4,967,858	$4,807,951

Liabilities
Payable for investments purchased	$14,089	$—
Repurchase agreements payable (net of deferred financing costs of $1,065 and $1,647, respectively)(1)	398,935	948,353
Credit facilities payable (net of deferred financing costs of $5,534 and $274, respectively)	1,569,845	1,095,566
Secured borrowing, at fair value (proceeds of $8,139 and $0, respectively)(2)	8,273	—
Stockholder distributions payable	10,181	20,273
Management fees payable	21,610	21,529
Subordinated income incentive fees payable(3)	16,493	16,254
Administrative services expense payable	792	1,392
Interest payable	13,669	9,980
Directors’ fees payable	282	278
Other accrued expenses and liabilities	3,829	3,914

Total liabilities	2,057,998	2,117,539

Commitments and contingencies(4)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,909,727 and 321,507,876 shares issued and outstanding, respectively	327	322
Capital in excess of par value	3,015,993	2,987,791
Accumulated undistributed net realized gains (losses) on investments and credit default swaps and gain/loss on foreign currency(5)	(120,529)	11,785
Accumulated undistributed net investment income(5)	54,075	35,024
Net unrealized appreciation (depreciation) on investments, secured borrowing and credit default swaps and unrealized gain/loss on foreign currency	(40,006)	(344,510)

Total stockholders’ equity	2,909,860	2,690,412

Total liabilities and stockholders’ equity	$4,967,858	$4,807,951

Net asset value per share of common stock at year end	$8.90	$8.37

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Investment income
From non-controlled/unaffiliated investments:
Interest income	$433,635	$466,788	$337,276
Fee income	34,861	49,211	60,540
Dividend income	2,727	6,784	967
From non-controlled/affiliated investments:
Interest income	15,829	5,197	—
Fee income	999	1,482	—

Total investment income	488,051	529,462	398,783

Operating expenses
Management fees(1)	97,686	99,434	82,325
Capital gains incentive fees(2)	—	—	(9,234)
Subordinated income incentive fees(2)	62,329	72,664	33,251
Administrative services expenses	3,736	3,917	4,607
Stock transfer agent fees	2,055	2,015	2,749
Accounting and administrative fees	1,487	1,305	1,798
Interest expense	70,408	61,747	33,496
Directors’ fees	1,126	1,011	939
Other general and administrative expenses	4,939	5,087	4,949

Operating expenses	243,766	247,180	154,880
Management fee waiver(1)	(12,211)	(10,252)	—

Net expenses	231,555	236,928	154,880

Net investment income before taxes	256,496	292,534	243,903
Excise taxes	1,968	1,885	1,227

Net investment income	254,528	290,649	242,676

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(141,701)	(20,241)	2,931
Non-controlled/affiliated investments	(14)	—	—
Net realized gain (loss) on credit default swaps	—	(19,588)	7,535
Net realized gain (loss) on foreign currency	(2)	(304)	(304)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	302,611	(347,176)	(42,437)
Non-controlled/affiliated investments	2,027	16,244	—
Net change in unrealized appreciation (depreciation) on secured borrowings	(134)	—	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426	(19,426)
Net change in unrealized gain (loss) on foreign currency	—	7	(7)

Total net realized and unrealized gain (loss) on investments	162,787	(351,632)	(51,708)

Net increase (decrease) in net assets resulting from operations	$417,315	$(60,983)	$190,968

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.29	$(0.19)	$0.63

Weighted average shares outstanding	323,799,126	317,164,681	302,935,663

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

See notes to consolidated financial statements

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operations
Net investment income	$254,528	$290,649	$242,676
Net realized gain (loss) on investments, credit default swaps and foreign currency	(141,717)	(40,133)	10,162
Net change in unrealized appreciation (depreciation) on investments	304,638	(330,932)	(42,437)
Net change in unrealized appreciation (depreciation) on secured borrowing	(134)	—	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	19,426	(19,426)
Net change in unrealized gain (loss) on foreign currency	—	7	(7)

Net increase (decrease) in net assets resulting from operations	417,315	(60,983)	190,968

Stockholder distributions(1)
Distributions from net investment income	(238,200)	(229,252)	(208,059)
Distributions from net realized gain on investments	(5,888)	(9,893)	(15,495)

Net decrease in net assets resulting from stockholder distributions	(244,088)	(239,145)	(223,554)

Capital share transactions(2)
Issuance of common stock	—	—	442,395
Reinvestment of stockholder distributions	138,013	116,784	129,347
Repurchases of common stock	(91,792)	(38,034)	(16,665)
Offering costs	—	—	(1,686)

Net increase in net assets resulting from capital share transactions	46,221	78,750	553,391

Total increase (decrease) in net assets	219,448	(221,378)	520,805
Net assets at beginning of year	2,690,412	2,911,790	2,390,985

Net assets at end of year	$2,909,860	$2,690,412	$2,911,790

Accumulated undistributed net investment income(1)	$54,075	$35,024	$22,143

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$417,315	$(60,983)	$190,968
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,413,343)	(1,904,545)	(3,382,134)
Paid-in-kind interest	(24,358)	(13,296)	(10,735)
Proceeds from sales and repayments of investments	1,653,755	1,462,611	1,625,100
Net realized (gain) loss on investments	141,715	20,241	(2,931)
Net change in unrealized (appreciation) depreciation on investments	(304,638)	330,932	42,437
Net change in unrealized (appreciation) depreciation on credit default swap	—	(19,426)	19,426
Net change in unrealized (appreciation) depreciation on secured borrowing	134	—	—
Accretion of discount	(17,651)	(32,590)	(12,137)
Amortization of deferred financing costs and discount	3,827	3,753	2,071
(Increase) decrease in collateral held at broker for open swap contracts	—	37,951	(37,951)
(Increase) decrease in receivable for investments sold and repaid	(72,069)	1,773	49,119
(Increase) decrease in interest receivable	(5,199)	18,441	(26,465)
(Increase) decrease in receivable for credit default swaps	—	62	(62)
(Increase) decrease in prepaid expenses and other assets	224	(223)	29
Increase (decrease) in payable for investments purchased	14,089	(84,272)	(79,513)
Increase (decrease) in management fees payable	81	(1,540)	8,056
Increase (decrease) in accrued capital gains incentive fees	—	—	(9,234)
Increase (decrease) in subordinated income incentive fees payable	239	920	15,334
Increase (decrease) in administrative services expense payable	(600)	(453)	1,274
Increase (decrease) in interest payable	3,689	3,098	4,024
Increase (decrease) in directors’ fees payable	4	16	79
Increase (decrease) in unamortized swap premiums received	—	(10,622)	10,622
Increase (decrease) in other accrued expenses and liabilities	(85)	1,124	1,772

Net cash provided by (used in) operating activities	397,129	(247,028)	(1,590,851)

Cash flows from financing activities
Issuance of common stock	—	—	442,927
Reinvestment of stockholder distributions	138,013	116,784	129,347
Repurchases of common stock	(91,792)	(38,034)	(16,665)
Offering costs	—	—	(1,686)
Stockholder distributions	(254,180)	(227,957)	(232,295)
Borrowings under credit facilities(1)	682,500	208,175	845,300
Borrowings under repurchase agreements(2)	110,000	324,600	75,400
Proceeds from secured borrowing(3)	8,132	—	—
Repayments of credit facilities(1)	(202,961)	(128,129)	—
Repayments of repurchase agreement(2)	(660,000)	—	—
Deferred financing costs paid	(8,546)	(4,213)	(8,526)

Net cash provided by (used in) financing activities	(278,834)	251,226	1,233,802

Total increase (decrease) in cash	118,295	4,198	(357,049)
Cash at beginning of year	228,781	224,583	581,632

Cash at end of year	$347,076	$228,781	$224,583

Supplemental disclosure
Local and excise taxes paid	$2,069	$1,150	$469

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the years ended December 31, 2016, 2015 and 2014, the Company paid $33,998, $28,255 and $9,279, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the years ended December 31, 2016, 2015 and 2014, the Company paid $28,777, $26,641 and $18,123, respectively, in interest expense pursuant to its repurchase agreements.

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the years ended December 31, 2016, the Company paid $124 in interest expense on the secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—98.4%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$9,781	$9,806	$9,781
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	9,219	9,219	9,219
A.T. Cross Co.	(f)(x)	Retailing	L+500, 5.0% PIK (5.0% Max PIK)	1.0%	9/6/19	44,750	31,709	28,081
Abaco Energy Technologies LLC	(f)(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	26,600	25,531	20,150
Aeneas Buyer Corp.	(f)(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	16,481	16,481	16,481
Aeneas Buyer Corp.		Health Care Equipment & Services	L+815	1.0%	12/18/21	585	585	594
AG Group Merger Sub, Inc.	(f)(h)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	43,750	43,750	43,750
AG Group Merger Sub, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	12/29/23	19,250	19,250	19,250
All Systems Holding LLC	(e)(h)(j)(k)	Commercial & Professional Services	L+770	1.0%	10/31/23	93,000	93,000	93,781
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,665	2,665	2,715
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	1,085	1,085	1,106
American Bath Group, LLC	(f)(g)	Capital Goods	L+575	1.0%	9/30/23	24,938	23,963	25,031
AP Exhaust Acquisition, LLC	(g)(h)(j)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	147,857
Ascension Insurance, Inc.	(f)(g)(h)(j)	Insurance	L+825	1.3%	3/5/19	76,837	76,270	77,702
ASG Technologies Group, Inc.	(f)(g)(h)(j)(x)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	79,315	79,143	80,505
Aspect Software, Inc.		Software & Services	L+1000	1.0%	5/25/18	1,154	1,154	1,154
Aspect Software, Inc.	(p)	Software & Services	L+1000	1.0%	5/25/18	40	40	40
Aspect Software, Inc.	(j)	Software & Services	L+1000	1.0%	5/25/20	3,714	3,714	3,756
Atlas Aerospace LLC	(f)(k)	Capital Goods	L+804	1.0%	5/8/19	57,000	57,000	57,855
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,950	1,928	1,916
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	26,092	25,311	25,309
BenefitMall Holdings, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+725	1.0%	11/24/20	112,700	112,700	113,827
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,379	15,579	14,946
Cadence Aerospace Finance, Inc.	(f)	Capital Goods	L+575	1.3%	5/9/18	2,709	2,717	2,628
Caesars Entertainment Operating Co., Inc.	(j)(n)(o)	Consumer Services	L+575		3/1/17	11,502	11,425	11,818
Caesars Entertainment Operating Co., Inc.	(j)(n)(o)	Consumer Services	L+675		3/1/17	3,856	3,833	3,943
Caesars Entertainment Operating Co., Inc.	(f)(i)(j)(n)(o)	Consumer Services	L+875	1.0%	3/1/17	9,086	9,078	9,458
Caesars Entertainment Resort Properties, LLC	(j)	Consumer Services	L+600	1.0%	10/11/20	30,562	29,416	30,896
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	16,000
Cimarron Energy Inc.	(k)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,664	23,664	24,019

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Corner Investment PropCo, LLC	(f)(j)	Consumer Services	L+975	1.3%	11/2/19	$38,758	$39,092	$39,145
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	5,021	5,010	4,927
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	835	835	835
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		11/1/21	5,426	5,426	5,426
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725		10/31/23	48,000	48,000	48,000
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		10/31/23	29,217	29,217	29,217
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,667	11,321	11,754
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	14,963	14,604	15,031
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,895	7,002
Emerging Markets Communications, LLC	(f)(g)	Telecommunication Services	L+575	1.0%	7/1/21	12,805	11,985	12,613
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	90,000	90,000	90,797
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	L+800	1.0%	1/3/20	2,492	2,492	2,517
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,608	1,608	1,463
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,153	13,153	12,963
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,084	4,072	2,144
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	33,076	33,209	33,366
Greystone Equity Member Corp.	(e)(o)(p)	Diversified Financials	L+1100		3/31/21	6,924	6,924	6,984
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,988	4,844	5,025
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+955	1.0%	3/26/21	64,286	64,286	65,009
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+775	1.0%	3/26/21	21,429	21,429	21,670
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,227	48,227	47,530
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	126,026	126,026	127,916
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,045	13,045	13,241
Intralinks, Inc.	(f)(g)(j)(o)	Software & Services	L+525	2.0%	2/24/19	24,313	24,197	24,099
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+857	1.0%	11/6/21	18,995	18,995	18,995
JSS Holdings, Inc.	(f)	Capital Goods	L+650	1.0%	8/31/21	7,500	7,085	7,462
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,350
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	17,000	15,305	15,810
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	59,981	59,981	57,657
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	6/30/19	2,009	2,013	1,964
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	20,000	19,217	20,200
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,752	11,777	11,619
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,438	5,406	5,411

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	6/30/19	$1,461	$1,463	$1,428
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,193	4,193	4,193
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	6,988	6,988	6,988
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+841	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+813	1.0%	9/2/22	74,958	74,958	74,958
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	12,542	12,542	12,542
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+859	1.3%	9/10/19	64,759	64,759	62,816
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+900	1.5%	8/14/20	58,506	58,506	59,091
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/20/21	63,068	63,068	63,384
Polymer Additives, Inc.	(k)	Materials	L+978	1.0%	12/20/21	1,941	1,941	2,019
Production Resource Group, LLC	(f)(g)(h)(k)	Media	L+850	1.0%	7/23/19	47,500	47,500	47,025
Production Resource Group, LLC	(f)(j)(k)	Media	L+850	1.0%	7/23/19	48,099	48,099	47,617
Propulsion Acquisition, LLC	(f)(g)(j)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,405	34,996	36,657
PSKW, LLC	(f)(g)(j)	Health Care Equipment & Services	L+839	1.0%	11/25/21	26,000	26,000	25,297
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,750	7,750	7,866
Rogue Wave Software, Inc.	(j)	Software & Services	L+802	1.0%	9/25/21	19,913	19,913	19,913
Safariland, LLC	(h)(j)	Capital Goods	L+769	1.0%	11/18/23	70,234	70,234	70,059
Safariland, LLC	(p)	Capital Goods	L+725	1.0%	11/18/23	13,867	13,867	13,832
Sequential Brands Group, Inc.	(h)(j)(k)(o)	Consumer Durables & Apparel	L+900		7/1/22	159,288	159,288	160,881
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	99,460	99,158	98,714
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	7,818	6,676	1,593
Strike, LLC	(p)	Energy	L+800	1.0%	5/30/19	5,000	4,926	4,925
Strike, LLC	(k)(l)	Energy	L+800	1.0%	11/30/22	7,500	7,275	7,425
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+500	1.0%	3/29/19	10,749	10,184	10,436
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	9,406	9,267	9,500
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1100	1.0%	7/20/21	19,538	19,538	19,538
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,650	4,651	4,010
TierPoint, LLC	(f)	Software & Services	L+450	1.0%	12/2/21	4,526	4,445	4,562
Transplace Texas, LP	(j)	Transportation	L+744	1.0%	9/16/21	22,038	22,038	22,038
Transplace Texas, LP	(p)	Transportation	L+700	1.0%	9/16/21	486	486	486
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	67,684	67,684	67,684
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	1,125	1,121	1,053
Vertellus Performance Chemicals LLC	(j)(k)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,054

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	$42,122	$42,122	$42,122
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	3,002
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	122,363	122,363	124,657
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,152	28,356
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,139	8,268
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,156
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,319

Total Senior Secured Loans—First Lien							3,049,882	3,027,538
Unfunded Loan Commitments							(163,449)	(163,449)

Net Senior Secured Loans—First Lien							2,886,433	2,864,089

Senior Secured Loans—Second Lien—24.7%
Alison US LLC	(i)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,311
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,448	6,755
AP Exhaust Acquisition, LLC		Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	38,889	38,889	33,882
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983
Ascent Resources—Marcellus, LLC	(f)	Energy	L+750	1.0%	8/4/21	3,333	3,291	442
Ascent Resources—Utica, LLC	(e)(h)(j)(k)	Energy	L+950	1.5%	9/30/18	248,050	247,400	250,220
ASG Technologies Group, Inc.	(j)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	26,989	20,189	26,179
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	3,129	2,263
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,745	16,745	16,493
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,945	7,200
Chief Exploration & Development LLC	(f)	Energy	L+650	1.3%	5/16/21	1,174	1,166	1,154
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	10,000	8,915	10,050
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,791	3,694
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,400	1,400	1,148
Fieldwood Energy LLC	(e)	Energy	L+713	1.3%	9/30/20	2,667	2,040	1,900
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,366	11,875

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Inmar, Inc.	(k)	Software & Services	L+700	1.0%	1/27/22	$2,830	$2,810	$2,713
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,742	3,139
Jonah Energy LLC	(e)	Energy	L+650	1.0%	5/12/21	1,250	1,095	1,188
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	33,818	33,808	34,410
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	10,824	10,824	10,355
National Surgical Hospitals, Inc.	(j)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,508
Neff Rental LLC	(k)	Capital Goods	L+625	1.0%	6/9/21	7,253	7,227	7,224
Nielsen & Bainbridge, LLC	(f)(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,490	16,341
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.3%	4/30/21	14,500	14,688	13,286
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,241	719
Payless Inc.	(k)	Retailing	L+750	1.0%	3/11/22	$10,841	10,762	1,771
Peak 10, Inc.	(g)	Software & Services	L+725	1.0%	6/17/22	5,500	5,460	5,184
PSAV Acquisition Corp.	(j)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,153	80,000
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,091	16,550
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	69,954	58,348	57,236
TNS, Inc.	(g)(i)(k)	Software & Services	L+800	1.0%	8/14/20	43,475	43,220	43,222
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,909	6,576

Total Senior Secured Loans—Second Lien							749,249	718,971

Senior Secured Bonds—5.1%
Advanced Lighting Technologies, Inc.	(e)(j)	Materials	10.5%		6/1/19	35,500	33,181	12,709
Caesars Entertainment Resort Properties, LLC	(i)(j)	Consumer Services	11.0%		10/1/21	37,350	37,903	40,815
CEVA Group Plc	(i)(o)	Transportation	7.0%		3/1/21	5,000	4,393	4,082
CEVA Group Plc	(i)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,310
Diamond Resorts International, Inc.	(k)	Consumer Services	7.8%		9/1/23	10,000	10,000	10,083
FourPoint Energy, LLC	(e)(j)	Energy	9.0%		12/31/21	46,313	44,892	47,413
Global A&T Electronics Ltd.	(e)(k)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,983	14,837
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	324	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,861	6,281
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	10,000	10,000	10,224

Total Senior Secured Bonds							168,537	148,085

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—13.9%
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%		1/15/18	$6,130	$6,140	$5,287
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,928	4,922
BMC Software Finance, Inc.	(k)	Software & Services	7.3%		6/1/18	3,820	3,651	3,837
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	39,944
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,545	19,152
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,843	47,753
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,008	9,573
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	239	184
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,676	6,676	6,635
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,092	1,092	1,085
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	572	572	568
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,730	1,730	1,730
Jupiter Resources Inc.	(h)(o)	Energy	8.5%		10/1/22	28,800	26,772	25,008
Mood Media Corp.	(l)(o)	Media	10.0%		8/6/23	6,930	6,103	6,410
Mood Media Corp.	(e)(j)(o)	Media	9.3%		10/15/20	46,207	45,764	28,648
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	123,230	130,500
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	31,353	31,262	30,778
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	272
SandRidge Energy, Inc.	(n)(o)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(i)(o)	Consumer Services	8.1%		9/15/18	3,340	3,285	3,383

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	$5,364	$5,075	$4,935
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,436	4,064
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,497
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(i)(j)	Insurance	8.5%		10/1/22	8,350	7,594	7,014

Total Subordinated Debt							414,320	402,397

Collateralized Securities—0.8%
CGMS CLO 2013—3A Class Subord.	(o)	Diversified Financials	16.8%		7/15/25	17,000	7,941	10,674
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,003	1,000
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	16.4%		1/25/27	12,140	9,680	9,698
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	5.8%		1/15/24	4,650	1,644	1,801

Total Collateralized Securities							20,268	23,173

						Number of Shares	Cost	Fair Value(d)
Equity/Other—11.7%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(e)(n)(x)	Retailing				1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(e)(n)(x)	Retailing				243,478	243	—
A.T. Cross Co., GSO Special Unit	(n)(x)	Retailing				1	—	—
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	153
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	637
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel				88,571	89	71
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel				8,768,572	8,769	7,017
Altus Power America Holdings, LLC, Common Equity	(n)	Energy				462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy				833,333	888	888
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services				2,000,000	16,832	13,360
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components				8,378	8,378	419
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				128,734,129	38,700	28,836
ASG Technologies Group, Inc., Common Equity	(n)(x)	Software & Services				625,178	13,475	29,477
ASG Technologies Group, Inc., Warrants, 6/27/2022	(n)(x)	Software & Services				253,704	7,231	6,444
Aspect Software, Inc., Common Equity	(n)	Software & Services				386,092	18,639	21,081
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment				72,635	116	116

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	$—	$—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	276
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,201,631	2,991	1,921
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	417
DHS Technologies LLC, Common Equity	(e)(n)	Capital Goods	60,872	5,000	626
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	29
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,260
Fairway Group Acquisition Co., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	822
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	6,273
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	1,188
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	54,104	13,526	24,753
FourPoint Energy, LLC, Common Equity, Class E-III Units	(e)(n)(r)	Energy	43,875	10,969	21,170
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)(o)	Commercial & Professional Services	6,228,866	6,229	6,229
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,533
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,688
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,616
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,184	11,279	11,854
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	458
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	30,115	16,620
North Haven Cadence Buyer, Inc., Common Equity	(n)	Consumer Services	2,916,667	2,917	3,063
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	7,500
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	5,022
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	5,472
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,208
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	112,112	2,803	2,640
Sequential Brands Group, Inc., Common Equity	(e)(n)(o)	Consumer Durables & Apparel	408,685	5,517	1,913
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	36,990
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,089
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	197
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	625
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	5,383
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	7,136
Titan Energy LLC, Common Equity	(e)(n)	Energy	200,040	6,322	4,801

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	$11,145	$10,197
White Star Petroleum Holdings, LLC, Common Equity	(e)(n)	Energy	1,613,753	1,372	1,573
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,552

Total Equity/Other				298,460	340,680

TOTAL INVESTMENTS—154.6%				$4,537,267	4,497,395

LIABILITIES IN EXCESS OF OTHER ASSETS—(54.6%)					(1,587,535)

NET ASSETS—100.0%					$2,909,860

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(i)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(l)	Position or portion thereof unsettled as of December 31, 2016.

(m)	Security was on non-accrual status as of December 31, 2016.

(n)	Security is non-income producing.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 87.9% of the Company’s total assets represented qualifying assets.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars as of December 31, 2016.

(v)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(w)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars as of December 31, 2016.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
A.T. Cross Co.	—	$31,027	—	$682	—	$(3,628)	$28,081	$1,807	—	—
ASG Technologies Group, Inc.(1)	$71,389	$8,439	—	$22	—	$655	$80,505	$7,735	—	—
Warren Resources, Inc.(2)	—	$42,122	—	—	—	—	$42,122	$1,095	$180	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.(1)	—	$19,758	—	$431	—	$5,990	$26,179	$1,926	$810	—
JW Aluminum Co.	$30,061	$3,747	—	—	—	$602	$34,410	$3,040	—	—
Logan’s Roadhouse, Inc.	—	$10,824	—	—	—	$(469)	$10,355	$111	$9	—
Senior Secured Bonds
JW Aluminum Co.	—	$4,421	$(4,466)	$59	$(14)	—	—	$115	—	—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(3)	—	—	—	—	—	$(1,000)	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(3)	—	—	—	—	—	$(243)	—	—	—	—
A.T. Cross Co., GSO Special Unit	—	—	—	—	—	—	—	—	—	—
ASG Technologies Group, Inc. Common Equity(1)	$28,821	—	—	—	—	$656	$29,477	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022(1)	—	$7,231	—	—	—	$(787)	$6,444	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,247	$223	—	—	—	$384	$11,854	—	—	—
Roadhouse Holding Inc., Common Equity	—	$4,657	—	—	—	$815	$5,472	—	—	—
Warren Resources, Inc., Common Equity	—	$11,145	—	—	—	$(948)	$10,197	—	—	—

(1)	ASG Technologies Group, Inc. was formerly known as Allen Systems Group, Inc.

(2)	Security includes a partially unfunded commitment with an amortized cost of $3,002 and a fair value of $3,002.

(3)	The Company held this investment as of December 31, 2015 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2015.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Resort Properties, LLC	(e)(k)	Consumer Services	L+600	1.0%	10/11/20	$34,132	$32,591	$31,167
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	17,300
Cimarron Energy Inc.	(k)(l)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	24,250	24,250	24,129
CITGO Holding, Inc.	(j)	Energy	L+850	1.0%	5/12/18	2,186	2,078	2,177
Corner Investment PropCo, LLC	(e)(g)(k)	Consumer Services	L+975	1.3%	11/2/19	38,788	39,224	37,964
CoSentry.Net, LLC	(e)(i)(k)	Software & Services	L+800	1.3%	12/31/19	62,331	62,331	63,578
Crestwood Holdings LLC	(g)	Energy	L+600	1.0%	6/19/19	5,166	5,151	3,350
Eastman Kodak Co.	(g)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	7,091	7,003	6,146
Emerging Markets Communications, LLC	(g)(h)	Telecommunication Services	L+575	1.0%	7/1/21	12,935	11,962	12,191
Fairway Group Acquisition Co.	(g)	Food & Staples Retailing	L+400	1.0%	8/17/18	9,379	8,374	7,566
Fox Head, Inc.	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,286	13,286	13,346
FR Dixie Acquisition Corp.	(g)	Energy	L+475	1.0%	12/18/20	4,126	4,111	2,744
Greystone Bridge Manager LLC	(f)(o)	Diversified Financials	L+1050		5/1/20	33,672	33,842	32,998
Greystone Bridge Manager LLC	(o)(p)	Diversified Financials	L+1050		5/1/20	4,033	4,033	3,953
H.M. Dunn Co., Inc.	(k)(l)	Capital Goods	L+809	1.0%	3/26/21	60,000	60,000	59,400
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+725	1.0%	3/26/21	21,429	21,429	21,214
Harvey Industries, Inc.	(h)	Capital Goods	L+800	1.0%	10/1/21	9,333	9,333	9,333
Hybrid Promotions, LLC	(h)(k)(l)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,714	48,714	48,935
Industrial Group Intermediate Holdings, LLC	(g)(h)(i)(k)(l)	Materials	L+800	1.3%	5/31/20	84,721	84,721	83,873
Industry City TI Lessor, L.P.	(k)	Consumer Services	10.3%, 0.0% PIK (5.3% Max PIK)		6/30/26	10,151	10,151	10,607
Intralinks, Inc.	(g)(h)(k)(o)	Software & Services	L+525	2.0%	2/24/19	24,563	24,399	24,378
JMC Acquisition Merger Corp.	(g)(h)(i)	Capital Goods	L+858	1.0%	11/6/21	15,000	15,000	15,000
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	11/6/21	2,717	2,717	2,717
JSS Holdings, Inc.	(g)	Capital Goods	L+650	1.0%	8/31/21	7,900	7,374	7,466
Latham Pool Products, Inc.	(g)(h)(k)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	34,300
MB Precision Holdings LLC	(e)(h)(i)(k)	Capital Goods	L+725	1.3%	1/23/20	59,990	59,990	59,390
MMM Holdings, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	2,524	2,532	1,186
Mood Media Corp.	(g)(o)	Media	L+600	1.0%	5/1/19	1,789	1,776	1,704
Moxie Liberty LLC	(g)(i)	Energy	L+650	1.0%	8/21/20	11,853	11,887	11,023
Moxie Patriot LLC	(i)	Energy	L+575	1.0%	12/19/20	5,556	5,515	5,139
MSO of Puerto Rico, Inc.	(g)	Health Care Equipment & Services	L+825	1.5%	12/12/17	1,835	1,841	863
New Star Metals Inc.	(e)(f)(g)(h)(i)(k)	Capital Goods	L+800	1.3%	3/20/20	120,750	120,750	120,750
Nobel Learning Communities, Inc.	(g)(k)(l)	Consumer Services	L+845	1.0%	4/27/21	84,472	84,472	84,173
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	3,634	3,634	3,634

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	$7,547	$7,547	$7,547
Nova Wildcat Amerock, LLC	(e)(g)(h)	Consumer Durables & Apparel	L+330, 5.4% PIK (5.4% Max PIK)	1.3%	9/10/19	70,563	70,563	61,037
Panda Sherman Power, LLC	(e)	Energy	L+750	1.5%	9/14/18	2,287	2,298	2,069
PHRC License, LLC	(f)(h)(i)	Consumer Services	L+900	1.5%	8/14/20	59,425	59,425	58,831
Pittsburgh Glass Works, LLC	(e)(g)(l)	Automobiles & Components	L+916	1.0%	11/25/21	20,983	20,983	20,983
Polymer Additives, Inc.	(h)(i)(l)	Materials	L+838	1.0%	12/20/21	63,068	63,068	64,330
Production Resource Group, LLC	(g)(h)(i)(l)	Media	L+750	1.0%	7/23/19	47,500	47,500	47,975
Professional Plumbing Group, Inc.	(e)(g)	Capital Goods	L+875	0.8%	7/31/19	25,200	25,200	25,326
Propulsion Acquisition, LLC	(e)(g)(h)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,784	34,941	36,840
PSKW, LLC	(e)(g)(h)	Health Care Equipment & Services	L+842	1.0%	11/25/21	26,000	26,000	26,018
Reddy Ice Corp.	(j)	Food, Beverage & Tobacco	L+550	1.3%	5/1/19	1,898	1,710	1,566
Roadrunner Intermediate Acquisition Co., LLC	(g)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,950	7,950	7,925
Rogue Wave Software, Inc.	(e)(g)	Software & Services	L+804	1.0%	9/25/21	18,788	18,788	18,553
Sequential Brands Group, Inc.	(e)(i)(k)(l)(o)	Consumer Durables & Apparel	L+825		12/4/21	158,000	158,000	156,420
Serena Software, Inc.	(g)(h)	Software & Services	L+650	1.0%	4/14/20	13,281	13,075	12,683
Smile Brands Group Inc.	(e)(g)(h)(i)(j)	Health Care Equipment & Services	L+650, 1.3% PIK (1.5% Max PIK)	1.3%	8/16/19	43,247	42,836	31,408
Sorenson Communications, Inc.	(e)(g)(h)(i)(k)	Telecommunication Services	L+575	2.3%	4/30/20	100,480	100,100	100,731
Sports Authority, Inc.	(g)	Retailing	L+600	1.5%	11/16/17	7,818	7,854	2,560
Stallion Oilfield Holdings, Inc.	(e)(g)(h)	Energy	L+675	1.3%	6/19/18	16,430	16,146	8,905
Stonewall Gas Gathering LLC	(g)(i)	Capital Goods	L+775	1.0%	1/28/22	9,925	9,489	9,900
SunGard Availability Services Capital, Inc.	(g)(j)	Software & Services	L+500	1.0%	3/29/19	10,855	10,070	9,471
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0% PIK (12.0% Max PIK)		11/14/21	14,435	14,160	14,110
Sunnova Asset Portfolio 5 Holdings, LLC	(p)	Energy	12.0% PIK (12.0% Max PIK)		11/14/21	414	414	404
Swift Worldwide Resources US Holdings Corp.	(g)(i)	Energy	L+800	1.3%	4/30/19	19,686	19,686	19,686
ThermaSys Corp.	(g)	Capital Goods	L+400	1.3%	5/3/19	4,777	4,779	4,216
Transplace Texas, LP	(e)(g)	Transportation	L+747	1.0%	9/16/21	18,000	18,000	17,843
U.S. Xpress Enterprises, Inc.	(e)(h)(i)(k)	Transportation	L+1000, 0.0% PIK (1.5% Max PIK)	1.5%	5/30/19	84,292	84,292	84,292
UTEX Industries, Inc.	(l)	Energy	L+400	1.0%	5/21/21	1,137	1,132	783
Vertellus Performance Chemicals LLC	(k)(l)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,477
Warren Resources, Inc.	(e)(f)(k)(l)	Energy	L+850	1.0%	5/22/20	70,443	70,443	57,411
Waste Pro USA, Inc.	(e)(h)(i)(k)(l)	Commercial & Professional Services	L+750	1.0%	10/15/20	111,320	111,320	112,990

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Waste Pro USA, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	10/15/20	$12,222	$12,222	$12,406
Winchester Electronics Corp.	(i)(l)	Technology Hardware & Equipment	L+800	1.0%	11/17/20	12,929	12,929	12,670
Winchester Electronics Corp.	(e)(k)(l)	Technology Hardware & Equipment	L+850	1.0%	11/17/20	98,182	98,182	96,218
Zeta Interactive Holdings Corp.	(e)(g)(h)	Software & Services	L+750	1.0%	7/9/21	29,719	29,719	29,684
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/9/21	6,424	6,424	6,416

Total Senior Secured Loans—First Lien							3,119,499	3,005,616
Unfunded Loan Commitments							(203,409)	(203,409)

Net Senior Secured Loans—First Lien							2,916,090	2,802,207

Senior Secured Loans—Second Lien—33.5%
Alison US LLC	(g)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,286	3,611
American Energy—Marcellus, LLC	(g)	Energy	L+750	1.0%	8/4/21	3,333	3,291	78
AP Exhaust Acquisition, LLC	(e)	Automobiles & Components	12.0%, 0.0% PIK (12.0% Max PIK)		9/28/21	33,514	33,514	30,581
Arena Energy, LP	(e)	Energy	L+1000	1.0%	1/24/21	15,000	15,000	13,812
Ascent Resources—Utica, LLC	(e)(f)(i)(l)	Energy	L+950, 2.0% PIK (2.0% Max PIK)	1.5%	9/30/18	244,118	243,105	218,485
Altas Resource Partners, L.P.	(e)(h)(k)	Energy	L+900	1.0%	2/23/20	67,000	65,296	53,590
BlackBrush Oil & Gas, L.P.	(j)(l)	Energy	L+650	1.0%	7/30/21	11,182	10,419	8,964
BPA Laboratories Inc.	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	2,870	2,659
BRG Sports, Inc.	(l)	Consumer Durables & Apparel	L+925	1.0%	4/15/22	12,500	12,232	11,500
Byrider Finance, LLC	(f)	Automobiles & Components	L+1000	1.3%	8/22/20	16,667	16,667	16,333
Checkout Holding Corp.	(l)	Media	L+675	1.0%	4/11/22	10,000	9,937	5,725
Chief Exploration & Development LLC	(g)	Energy	L+650	1.0%	5/16/21	1,174	1,165	788
Compuware Corp.	(e)	Software & Services	L+825	1.0%	12/15/22	10,000	8,798	9,050
Consolidated Precision Products Corp.	(e)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,905	6,308
Crossmark Holdings, Inc.	(l)	Media	L+750	1.3%	12/21/20	7,778	7,793	4,394
Del Monte Foods, Inc.	(l)(o)	Food, Beverage & Tobacco	L+725	1.0%	8/18/21	3,333	3,306	2,744
Eastman Kodak Co.	(j)	Consumer Durables & Apparel	L+950	1.3%	9/3/20	25,000	24,563	21,625
Extreme Reach, Inc.	(l)	Media	L+950	1.0%	1/22/21	8,000	7,875	7,640
Fieldwood Energy LLC	(f)	Energy	L+713	1.3%	9/30/20	2,667	1,919	425
Flexera Software LLC	(l)	Software & Services	L+700	1.0%	4/2/21	1,979	1,971	1,869
Gruden Acquisition, Inc.	(e)	Transportation	L+850	1.0%	8/18/23	15,000	14,281	14,288
Inmar, Inc.	(l)	Software & Services	L+700	1.0%	1/27/22	2,830	2,807	2,675

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jazz Acquisition, Inc.	(g)	Capital Goods	L+675	1.0%	6/19/22	$3,700	$3,748	$3,330
Jonah Energy LLC	(f)	Energy	L+650	1.0%	5/12/21	1,250	1,070	794
JW Aluminum Co.	(e)(f)(l)(x)	Materials	L+850	0.8%	11/17/20	30,061	30,061	30,061
Leedsworld Inc.	(e)(f)(g)(h)	Retailing	L+875	1.3%	6/28/20	62,500	62,500	61,875
MD America Energy, LLC	(l)	Energy	L+850	1.0%	8/4/19	8,298	7,977	6,942
Mitchell International, Inc.	(k)	Software & Services	L+750	1.0%	10/11/21	8,843	9,021	8,482
National Surgical Hospitals, Inc.	(e)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	16,971
Neff Rental LLC	(l)	Capital Goods	L+625	1.0%	6/9/21	8,961	8,925	7,438
Nielsen & Bainbridge, LLC	(f)(h)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,452	16,425
P2 Upstream Acquisition Co.	(l)	Energy	L+800	1.0%	4/30/21	14,500	14,721	12,144
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€6,219	7,157	4,361
Payless Inc.	(l)	Retailing	L+750	1.0%	3/11/22	$10,841	10,751	4,911
Peak 10, Inc.	(h)	Software & Services	L+725	1.0%	6/17/22	5,500	5,453	5,088
Penton Media, Inc.	(j)	Media	L+775	1.3%	10/2/20	5,942	5,876	5,838
Printpack Holdings, Inc.	(e)(i)(l)	Materials	L+875	1.0%	5/28/21	60,000	59,001	58,500
PSAV Acquisition Corp.	(e)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,020	79,600
Renaissance Learning, Inc.	(k)	Software & Services	L+700	1.0%	4/11/22	3,736	3,705	3,531
Road Infrastructure Investment, LLC	(l)	Materials	L+675	1.0%	9/30/21	7,759	7,728	7,216
Templar Energy LLC	(f)(h)	Energy	L+750	1.0%	11/25/20	29,231	28,697	3,544
TNS, Inc.	(h)(j)(l)	Software & Services	L+800	1.0%	8/14/20	45,296	44,965	44,361
Ultima US Holdings LLC	(l)(o)	Capital Goods	L+850	1.0%	12/31/20	57,000	56,160	56,715
Vantage Energy, LLC	(f)(i)	Energy	L+750	1.0%	12/20/18	18,092	17,979	11,624
Vantage Energy II, LLC	(i)	Energy	L+750	1.0%	5/8/17	13,000	13,000	12,610
Winebow Holdings, Inc.	(g)	Retailing	L+750	1.0%	1/2/22	2,775	2,757	2,608

Total Senior Secured Loans—Second Lien							1,012,224	902,113

Senior Secured Bonds—6.7%
Advanced Lighting Technologies, Inc.	(e)(f)	Materials	10.5%		6/1/19	35,500	32,439	17,484
American Energy—Woodford, LLC	(f)(m)(n)	Energy	12.0% PIK (12.0% Max PIK)		12/30/20	2,588	2,006	369
Aspect Software, Inc.	(f)	Software & Services	10.6%		5/15/17	8,005	8,159	6,574
Avaya Inc.	(j)	Technology Hardware & Equipment	7.0%		4/1/19	5,500	5,478	4,102
Avaya Inc.	(f)	Technology Hardware & Equipment	10.5%		3/1/21	18,550	16,416	6,353
Caesars Entertainment Resort Properties, LLC	(e)(j)	Consumer Services	11.0%		10/1/21	37,350	37,991	33,802
CEVA Group Plc	(f)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,579
FourPoint Energy, LLC	(e)(f)	Energy	8.0%		12/31/20	57,281	55,556	44,536

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy, LLC	(f)(p)	Energy	8.0%		12/31/20	$3,656	$3,638	$2,843
Global A&T Electronics Ltd.	(f)(l)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,784	15,397
Lightstream Resources Ltd.	(f)(o)	Energy	9.9%		6/15/19	5,313	5,313	4,436
Logan’s Roadhouse, Inc.	(f)	Consumer Services	4.0%, 10.5% PIK (10.5% Max PIK)		10/15/17	39,799	31,751	33,205
Modular Space Corp.	(f)	Capital Goods	10.3%		1/31/19	9,950	10,168	3,992
SandRidge Energy, Inc.	(j)	Energy	8.8%		6/1/20	11,700	11,675	3,572
Sorenson Communications, Inc.	(e)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,057	6,822	6,594

Total Senior Secured Bonds							248,196	184,838
Unfunded Bond Commitments							(3,638)	(3,638)

Net Senior Secured Bonds							244,558	181,200

Subordinated Debt—11.9%
Algeco Scotsman Global Finance Plc	(f)(o)	Commercial & Professional Services	10.8%		10/15/19	3,400	2,745	1,331
Alta Mesa Holdings, LP	(f)	Energy	9.6%		10/15/18	1,350	1,002	474
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	7.8%		1/15/21	7,535	6,617	1,505
Atlas Energy Holdings Operating Co., LLC	(f)	Energy	9.3%		8/15/21	2,264	1,717	465
Aurora Diagnostics, LLC	(e)	Health Care Equipment & Services	10.8%		1/15/18	7,000	7,021	4,554
Bellatrix Exploration Ltd.	(j)(o)	Energy	8.5%		5/15/20	5,000	4,911	3,369
BMC Software Finance, Inc.	(l)	Software & Services	7.3%		6/1/18	3,820	3,546	3,162
Brooklyn Basketball Holdings, LLC	(f)(i)	Consumer Services	L+725		10/25/19	39,746	39,746	39,547
CEC Entertainment, Inc.	(j)	Consumer Services	8.0%		2/15/22	18,715	18,520	17,803
Ceridian HCM Holding Inc.	(j)	Commercial & Professional Services	11.0%		3/15/21	6,500	6,266	5,135
Communications Sales & Leasing, Inc.	(j)(o)	Real Estate	8.3%		10/15/23	2,000	1,944	1,707
Eclipse Resources Corp.	(j)(o)	Energy	8.9%		7/15/23	9,175	8,990	4,416
EV Energy Partners, L.P.	(f)	Energy	8.0%		4/15/19	259	232	129
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	635	635	636
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,030	4,030	4,030
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	828	828	828
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	779	779	779

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$5,746	$5,746	$5,746
Global Jet Capital Inc.	(f)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	940	940	940
Jupiter Resources Inc.	(i)(j)(o)	Energy	8.5%		10/1/22	28,800	26,535	11,556
Legacy Reserves LP	(j)	Energy	6.6%		12/1/21	5,000	3,988	1,081
Legacy Reserves LP	(e)	Energy	8.0%		12/1/20	8,250	8,126	1,660
Mood Media Corp.	(e)(f)(o)	Media	9.3%		10/15/20	46,207	45,676	29,630
Navistar International Corp.	(j)(l)(o)	Capital Goods	8.3%		11/1/21	15,240	14,155	10,311
NewStar Financial, Inc.	(e)(i)(k)(l)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	137,500	109,003	100,375
Ocean Rig UDW Inc.	(f)(o)	Energy	7.3%		4/1/19	4,700	4,700	2,003
Opal Acquisition, Inc.	(j)	Commercial & Professional Services	8.9%		12/15/21	17,157	17,157	13,940
P.F. Chang’s China Bistro, Inc.	(e)(j)	Consumer Services	10.3%		6/30/20	25,853	26,150	21,539
Rex Energy Corp.	(f)	Energy	6.3%		8/1/22	3,950	3,950	558
Sorenson Communications, Inc.	(e)(f)	Telecommunication Services	13.0%, 0.0% PIK (13.0% Max PIK)		10/31/21	5,363	5,036	5,579
SunGard Availability Services Capital, Inc.	(j)	Software & Services	8.8%		4/1/22	5,900	4,268	3,592
Talos Production LLC	(f)	Energy	9.8%		2/15/18	4,500	4,131	1,856
TI Group Automotive Systems, LLC	(j)(o)	Automobiles & Components	8.8%		7/15/23	10,275	10,275	9,466
Triangle USA Petroleum Corp.	(f)	Energy	6.8%		7/15/22	2,350	2,350	731
Windstream Corp.	(j)(o)	Telecommunication Services	6.4%		8/1/23	2,600	2,600	1,895
York Risk Services Holding Corp.	(e)(j)	Insurance	8.5%		10/1/22	8,350	7,509	6,691

Total Subordinated Debt							411,824	319,019

Collateralized Securities—4.2%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	17.0%		7/15/25	17,000	9,833	10,798
JPMorgan Chase Bank, N.A. Credit—Linked Notes	(o)	Diversified Financials	14.2%		12/20/21	76,260	76,187	72,828
NewStar Clarendon 2014—1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	993	965
NewStar Clarendon 2014—1A Class Subord. B	(o)	Diversified Financials	13.6%		1/25/27	12,140	10,953	10,142
Octagon CLO 2012—1A Class Income	(o)	Diversified Financials	7.9%		1/15/24	4,650	2,279	1,761
Wind River CLO Ltd. 2013—1A Class Subord. B	(o)	Diversified Financials	11.2%		4/20/25	26,720	18,345	16,889

Total Collateralized Securities							118,590	113,383

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Sorenson Communications, Inc., Common Equity	(e)(f)(n)	Telecommunication Services	43,796	$—	$31,393
Sunnova Holdings, LLC, Common Equity	(n)	Energy	62,031	1,444	1,706
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	1,290
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,122

Total Equity/Other				174,099	217,413

Unfunded Contingent Warrant Commitment	(w)				(2,460)

Net Equity/Other					214,953

TOTAL INVESTMENTS—168.5%				$4,877,385	4,532,875

LIABILITIES IN EXCESS OF OTHER ASSETS—(68.5%)					(1,842,463)

NET ASSETS—100.0%					$2,690,412

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2015, the three-month London Interbank Offered Rate, or LIBOR, was 0.61%, the Euro Interbank Offered Rate, or EURIBOR, was (0.13)% and the U.S. Prime Lending Rate , or Prime, was 3.50%.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Lehigh River LLC and is pledged as collateral supporting the amounts outstanding under the Class A Floating Rate Notes issued to Cobbs Creek LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(f)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(g)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(h)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(i)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2015

(in thousands, except share amounts)

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2015, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not be deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2015:

Portfolio Company	Purchases	Paid-in-kind Interest	Sales and Repayments	Interest Income	Fee Income	Dividend Income	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)
Senior Secured Loans—First Lien
Allen Systems Group, Inc.	$70,109	$573	—	$4,849	$1,482	—	—	$707
Senior Secured Loans—Second Lien
JW Aluminum Co.	$30,061	—	—	$348	—	—	—	—
Equity/Other
Allen Systems Group, Inc. Common Equity	$13,475	—	—	—	—	—	—	$15,346
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,056	—	—	—	—	—	—	$191

See notes to consolidated financial statements.

FS Investment Corporation II

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2016, the Company had eight wholly-owned financing subsidiaries and four wholly-owned subsidiaries through which it holds interests in certain non-controlled and non-affiliated portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in certain non-controlled and non-affiliated portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2016. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

•	FSIC II Advisor’s management team then provides the valuation committee with preliminary valuations for each portfolio company or investment;

•	preliminary valuations are then discussed with the valuation committee;

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

FSIC II Advisor’s management team, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FSIC II Advisor’s management team, any approved independent third party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with FSIC II Advisor’s management team and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Credit Default Swaps: When the Company is the buyer of a credit default swap contract, the Company is entitled to receive the par (or other agreed-upon) value of a referenced debt obligation (or basket of debt obligations) from the counterparty to the contract if a specified credit event with respect to the issuer of the debt obligation, such as a U.S. or foreign corporate issuer or sovereign issuer, occurs. In return, the Company pays the counterparty a periodic stream of payments over the term of the contract provided that no credit event has occurred. If no specified credit event occurs, the Company would have paid the stream of payments and received no proceeds from the contract. When the Company is the seller of a credit default swap contract, it receives the stream of payments, but is obligated to pay to the buyer of the protection an amount up to the notional amount of the swap and, in certain instances, take delivery of securities of the reference entity upon the occurrence of a

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

credit event, as defined under the terms of that particular swap agreement. Credit events are contract specific but may include bankruptcy, failure to pay principal or interest, restructuring, obligation acceleration and repudiation or moratorium. If the Company is a seller of protection and a credit event occurs, the maximum potential amount of future payments that the Company could be required to make would be an amount equal to the notional amount of the agreement. This potential amount would be partially offset by any recovery value of the respective referenced obligation, or net amount received from the settlement of a buy protection credit default swap agreement entered into by the Company for the same referenced obligation. As the seller of a credit default swap contract, the Company may create economic leverage because, in addition to its total net assets, the Company is subject to investment exposure on the notional amount of the swap. The interest fee paid or received on the swap contract, which is based on a specified interest rate on a fixed notional amount, is accrued daily and is recorded as realized loss or gain. The Company records an increase or decrease to unrealized appreciation (depreciation) on credit default swaps in an amount equal to the change in daily valuation. Upfront payments or receipts, if any, are recorded as unamortized swap premiums paid or received, respectively, and are amortized over the life of the swap contract as realized losses or gains. For financial reporting purposes, unamortized upfront payments, if any, are netted with unrealized appreciation (depreciation) on credit default swaps to determine the market value of swaps as presented in Note 7 and Note 9. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to any unrealized depreciation on the credit default swaps of which it is the buyer, marked-to-market on a daily basis. The Company will segregate assets in the form of cash and/or liquid securities in an amount equal to the notional amount of the credit default swaps of which it is the seller. These transactions involve certain risks, including the risk that the seller may be unable to fulfill the transaction. As of December 31, 2016, the Company had no outstanding credit default swap contracts.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $1,968, $1,885 and $1,227 in estimated excise taxes payable in respect of income received during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company paid $2,069, $1,150 and $469, respectively, in excise and other taxes.

Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2015 and 2014 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2016. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Gross Proceeds from Offering	—	$—	—	$—	46,680,052	$486,879
Reinvestment of Distributions	16,100,331	138,013	12,552,400	116,784	13,520,133	129,347

Total Gross Proceeds	16,100,331	138,013	12,552,400	116,784	60,200,185	616,226
Commissions and Dealer Manager Fees	—	—	—	—	—	(44,484)

Net Proceeds to Company	16,100,331	138,013	12,552,400	116,784	60,200,185	571,742
Share Repurchase Program	(10,698,480)	(91,792)	(4,081,651)	(38,034)	(1,735,154)	(16,665)

Net Proceeds from Share Transactions	5,401,851	$46,221	8,470,749	$78,750	58,465,031	$555,077

Public Offering of Shares

In March 2014, the Company closed its continuous public offering of shares of common stock to new investors. The Company sold 302,266,066 shares of common stock for gross proceeds of $3,112,692 in its continuous public offering, including shares issued pursuant to its distribution reinvestment plan. Following the closing of its continuous public offering, the Company has continued to issue shares pursuant to its distribution reinvestment plan. As of March 1, 2017, the Company had issued a total of 346,037,048 shares of common stock and raised total gross proceeds of $3,509,634, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of the Company’s board of directors and certain individuals and entities affiliated with GSO / Blackstone Debt Funds Management LLC, or GDFM, the Company’s investment sub-adviser, in a private placement completed in June 2012 (see Note 4).

During the years ended December 31, 2016, 2015 and 2014, the Company sold 16,100,331, 12,552,400 and 60,200,185 shares of common stock for gross proceeds of $138,013, $116,784 and $616,226 at an average price per share of $8.57, $9.30 and $10.24, respectively. All of the shares of common stock the Company issued during the years ended December 31, 2016 and 2015 were issued on account of reinvested stockholder distributions pursuant to the Company’s dividend reinvestment plan. The gross proceeds received during the year ended December 31, 2014 include reinvested stockholder distributions of $129,347 for which the Company issued

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

13,520,133 shares of common stock. During the period from January 1, 2017 to March 1, 2017, the Company issued 2,327,490 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $20,887 at an average price per share of $8.97.

The proceeds from the issuance of common stock as presented on the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees of $0, $0 and $44,484 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the years ended December 31, 2016, 2015 and 2014:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2014
December 31, 2013	January 2, 2014	135,094	100%	0.05%	$9.450	$1,277
March 31, 2014	April 1, 2014	372,394	100%	0.12%	$9.540	$3,553
June 30, 2014	July 1, 2014	642,524	100%	0.21%	$9.640	$6,194
September 30, 2014	October 1, 2014	585,142	100%	0.19%	$9.640	$5,641
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	0.18%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	0.28%	$9.450	$8,368
June 30, 2015	July 1, 2015	997,845	100%	0.31%	$9.450	$9,430
September 30, 2015	October 1, 2015	1,619,728	100%	0.50%	$9.100	$14,740
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	$24,574
September 30, 2016	October 1, 2016	3,329,647	100%	1.02%	$8.850	$29,467

On January 4, 2017, the Company repurchased 2,340,048 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 0.72% of the shares outstanding as of such date) at $8.950 per share for aggregate consideration totaling $20,943.

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

Prior to satisfaction of the minimum offering requirement and for a period of time thereafter, FS Investments funded certain of the Company’s organization and offering costs. Following this period, the Company paid certain of its organization and offering costs directly and reimbursed FSIC II Advisor for offering costs incurred by FSIC II Advisor on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering shares of and marketing the Company’s common stock. Organization and offering costs funded directly by FS Investments were recorded by the Company as a contribution to capital. The offering costs were offset against capital in excess of par value on the consolidated financial statements and the organization costs were charged to expense as incurred by the Company. All other offering costs, including costs incurred directly by the Company, amounts reimbursed to FSIC II Advisor for ongoing offering costs and any reimbursements paid to FS Investments for organization and offering costs previously funded, were recorded as a reduction of capital.

The dealer manager for the Company’s continuous public offering was FS Investment Solutions, LLC (formerly FS2 Capital Partners, LLC), or FS Investment Solutions, which is one of the Company’s affiliates. Under the dealer manager agreement among the Company, FSIC II Advisor and FS Investment Solutions, or the dealer manager agreement, FS Investment Solutions was entitled to receive selling commissions and dealer manager fees in connection with the sale of shares of common stock in the Company’s continuous public offering, all or a portion of which were re-allowed to selected broker-dealers. The dealer manager agreement terminated in connection with the closing of the Company’s continuous public offering in March 2014.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement and the dealer manager fees FS Investment Solutions received under the dealer manager agreement during the years ended December 31, 2016, 2015 and 2014:

			Year Ended December 31,
Related Party	Source Agreement	Description	2016	2015	2014
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$85,475	$89,182	$82,325
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Capital Gains Incentive Fee(2)	$—	$—	$(9,234)
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(3)	$62,329	$72,664	$33,251
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(4)	$3,736	$3,917	$4,607
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Offering Costs(5)	$—	$—	$1,087
FS Investment Solutions	Dealer Manager Agreement	Dealer Manager Fee(6)	$—	$—	$8,821

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the years ended December 31, 2016 and 2015 are net of waivers of $12,211 and $10,252, respectively. During the years ended December 31, 2016, 2015 and 2014, $85,394, $90,722 and $74,269, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2016, $21,610 in base management fees were payable to FSIC II Advisor.

(2)	During the years ended December 31, 2016 and 2015, the Company did not accrue any capital gains incentive fees based on the performance of its portfolio. During the year ended December 31, 2014, the Company reversed $9,234 of capital gains incentive fees previously accrued based on the performance of its portfolio. No such fees are actually payable by the Company with respect to such unrealized gains unless and until those gains are actually realized. See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fee. The Company did not pay any capital gains incentive fees to FSIC II Advisor during the year ended December 31, 2016. As of December 31, 2016, the Company did not have any accrued capital gains incentive fees based on the performance of its portfolio.

(3)	During the years ended December 31, 2016, 2015 and 2014, $62,090, $71,744 and $17,917, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2016, a subordinated incentive fee on income of $16,493 was payable to FSIC II advisor.

(4)	During the years ended December 31, 2016, 2015 and 2014, $3,573, $3,679 and $4,173, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $4,336, $4,370 and $3,333, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2016, 2015 and 2014, respectively.

(5)	During the years ended December 31, 2016 and 2015, the Company did not incur any offering costs. During the year ended December 31, 2014, the Company incurred offering costs of $1,686 of which $1,087 related to reimbursements to FSIC II Advisor for offering costs incurred on the Company’s behalf, including marketing expenses, salaries and other direct expenses of FSIC II Advisor’s personnel and employees of its affiliates while engaged in registering and marketing the Company’s shares.

(6)	Represents aggregate sales commissions and dealer manager fees retained by FS Investment Solutions and not re-allowed to selected broker-dealers.

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

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of December 31, 2016, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2014	$0.7395	$223,554
2015	$0.7540	$239,145
2016	$0.7540	$244,088

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 3, 2016 and March 14, 2017, the Company’s board of directors declared regular monthly cash distributions for January 2017 through March 2017 and April 2017 through June 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 represented a return of capital.

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the years ended December 31, 2016, 2015 and 2014 was funded through the reimbursement of operating expenses by FS Investments. During the years ended December 31, 2016, 2015 and 2014, the Company did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	238,200	98%	229,252	96%	208,059	93%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	14,999	7%
Long-term capital gains proceeds from the sale of assets	5,888	2%	9,893	4%	496	0%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$244,088	100%	$239,145	100%	$223,554	100%

(1)	During the years ended December 31, 2016, 2015 and 2014, 92.3%, 94.8% and 94.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.7%, 2.7% and 3.0%, respectively, was attributable to non-cash accretion of discount and 5.0%, 2.5% and 2.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2016, 2015 and 2014 was $249,910, $261,875 and $211,511, respectively. As of December 31, 2016, the Company had $57,803 of undistributed net investment income and $104,745 of accumulated capital losses on a tax basis. As of December 31, 2015 and 2014, the Company had $51,981 and $22,272, respectively, of undistributed net investment income and realized gains on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2015 was adjusted following the filing of the Company’s 2015 tax return in September 2016. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2015 on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2015.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP basis net investment income but not for purposes of computing tax-basis net investment income, the reversal of non-deductible excise taxes and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
GAAP-basis net investment income	$254,528	$290,649	$242,676
Reversal of incentive fee accrual on unrealized gains	—	—	(9,234)
Income subject to tax not recorded for GAAP	6,763	2,307	—
Excise taxes	1,968	1,885	1,227
GAAP versus tax-basis of consolidation of certain subsidiaries	5,587	3,241	1,872
Reclassification of unamortized original issue discount and prepayment fees	(18,920)	(35,727)	(12,821)
Reclassification of realized gains on credit default swap	—	(19,588)	7,535
Reversal of mark-to-market on outstanding credit default swaps	—	19,426	(19,426)
Other miscellaneous differences	(16)	(318)	(318)

Tax-basis net investment income	$249,910	$261,875	$211,511

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2016, the Company increased accumulated net realized gains on investments and gain/loss on foreign currency and undistributed net investment income by $15,291 and $2,723, respectively, and decreased capital in excess of par value by $18,014. During the year ended December 31, 2015, the Company increased accumulated net realized gains on investments and gain/loss on foreign currency by $53,643 and decreased capital in excess of par value and undistributed net investment income by $5,127 and $48,516, respectively.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2016 and 2015, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2016	2015
Distributable ordinary income	$57,803	$46,093
Distributable realized gains	—	5,888
Capital loss carryover(1)	(104,745)	—
Unamortized organization costs	(161)	(175)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency(2)	(59,357)	(349,507)

Total	$(106,460)	$(297,701)

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $22,990 and $81,755, respectively.

(2)	As of December 31, 2016 and 2015, the gross unrealized appreciation on the Company’s investments, secured borrowing and unrealized gain on foreign currency was $169,146 and $85,717, respectively. As of December 31, 2016 and 2015, the gross unrealized depreciation on the Company’s investments, secured borrowing and unrealized loss on foreign currency was $228,503 and $435,224, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,556,618 and $4,882,382 as of December 31, 2016 and 2015, respectively. The aggregate net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency on a tax basis was $(59,357) and $(349,507) as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the Company had a deferred tax liability of $13,056 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $21,836 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2016, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $8,780. For the year ended December 31, 2016, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,886,433	$2,864,089	64%	$2,916,090	$2,802,207	62%
Senior Secured Loans—Second Lien	749,249	718,971	16%	1,012,224	902,113	20%
Senior Secured Bonds	168,537	148,085	3%	244,558	181,200	4%
Subordinated Debt	414,320	402,397	9%	411,824	319,019	7%
Collateralized Securities	20,268	23,173	1%	118,590	113,383	2%
Equity/Other	298,460	340,680	7%	174,099	214,953	5%

Total	$4,537,267	$4,497,395	100%	$4,877,385	$4,532,875	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of December 31, 2016, except for A.T. Cross Co., in which the Company held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

the Company held two senior secured loans and two equity/other investments, JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, Roadhouse Holding, Inc. (Logan’s Roadhouse, Inc.), in which the Company held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which the Company held a senior secured loan, which was partially unfunded, and an equity/other investment, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2016, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act.

As of December 31, 2015, except for Allen Systems Group, Inc., in which the Company held a senior secured loan and an equity/other investments, and JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, the Company was not an “affiliated person” of any of its portfolio companies, as defined in the 1940 Act. As of December 31, 2015, the Company did not “control” any of its portfolio companies, as defined in the 1940 Act.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2015, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $203,409, one senior secured bond investment with an unfunded commitment of $3,638 and two unfunded commitments to purchase up to $467 and $246 in shares of preferred stock of Altus Power America Holdings, LLC and common equity of Sunnova Holdings, LLC, respectively. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedules of investments as of December 31, 2016 and 2015.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$206,350	5%	$234,923	5%
Capital Goods	418,102	9%	474,141	11%
Commercial & Professional Services	520,703	12%	335,256	7%
Consumer Durables & Apparel	317,282	7%	351,431	8%
Consumer Services	523,918	12%	470,309	10%
Diversified Financials	213,625	5%	275,053	6%
Energy	749,437	17%	624,508	14%
Food & Staples Retailing	5,950	0%	7,566	0%
Food, Beverage & Tobacco	—	—	4,310	0%
Health Care Equipment & Services	76,425	2%	98,425	2%
Insurance	84,716	2%	83,488	2%
Materials	329,788	7%	337,665	7%
Media	140,594	3%	102,906	2%
Pharmaceuticals, Biotechnology & Life Sciences	2,263	0%	2,659	0%
Real Estate	—	—	1,707	0%
Retailing	140,328	3%	113,654	3%
Semiconductors & Semiconductor Equipment	14,837	0%	15,397	0%
Software & Services	354,714	8%	490,803	11%
Technology Hardware & Equipment	135,841	3%	234,989	5%
Telecommunication Services	159,533	3%	158,383	4%
Transportation	102,989	2%	115,302	3%

Total	$4,497,395	100%	$4,532,875	100%

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

As of December 31, 2016 and 2015, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$9,383	$23
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,488,012	4,532,852

Total	$4,497,395	$4,532,875

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

The secured borrowing as of December 31, 2016 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of December 31, 2016 and 2015, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2016	December 31, 2015
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	8,273	—

Total	$8,273	$—

The Company’s investments as of December 31, 2016 consisted primarily of debt investments that were acquired directly from the issuer. Fifty-nine senior secured loan investments, four senior secured bond investments, and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments,

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments  (continued)

which were traded on an active public market, were valued at their respective closing prices as of December 31, 2016. Three senior secured loan investments and an equity/other investment, which were newly-issued and purchased near December 31, 2016, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2016 and 2015 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	6,218	5,820	2,473	3,040	100	—	17,651
Net realized gain (loss)	(34,154)	(28,188)	(53,756)	(31,731)	(341)	6,455	(141,715)
Net change in unrealized appreciation (depreciation)	91,539	79,833	42,906	80,882	8,112	3,922	307,194
Purchases	1,039,272	124,554	35,918	80,741	—	123,733	1,404,218
Paid-in-kind interest	5,972	16,001	155	2,230	—	—	24,358
Sales and redemptions	(1,046,965)	(381,162)	(60,811)	(51,784)	(98,081)	(14,952)	(1,653,755)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)

Fair value at end of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$28,627	$26,876	$6,693	$40,217	$3,296	$(54)	$105,655

(1)	There was one transfer of an investment from Level 3 to Level 1 during the year ended December 31, 2016. It is the Company’s policy to recognize transfers between levels, if any, at the beginning of the reporting period.

	For the Year Ended December 31, 2015
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,346,905	$1,001,313	$248,911	$421,683	$184,590	$189,388	$4,392,790
Accretion of discount (amortization of premium)	7,627	3,135	2,992	18,622	214	—	32,590
Net realized gain (loss)	(2,350)	(2,488)	(15,657)	(18,271)	(906)	15,349	(24,323)
Net change in unrealized appreciation (depreciation)	(100,082)	(92,106)	(28,815)	(83,047)	(17,729)	(12,159)	(333,938)
Purchases	1,201,795	321,670	103,688	231,386	239	45,767	1,904,545
Paid-in-kind interest	5,109	4,785	1,803	1,599	—	—	13,296
Sales and redemptions	(656,797)	(334,196)	(131,722)	(252,953)	(53,025)	(23,415)	(1,452,108)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(87,029)	$(102,562)	$(51,396)	$(85,526)	$(13,812)	$769	$(339,556)

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Year Ended December 31, 2016
Fair value at beginning of period	$—
Amortization of premium (accretion of discount)	(7)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(134)
Proceeds from secured borrowing	(8,132)
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(8,273)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(134)

The following is a reconciliation for the year ended December 31, 2015 of credit default swaps for which significant unobservable inputs (Level 3) were used in determining market value:

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2016 and 2015 were as follows:

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,266,541	Market Comparables	Market Yield (%)	5.5% - 17.3%	9.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
	10,615	Other(2)	Other	N/A	N/A
	517,874	Market Quotes	Indicative Dealer Quotes	18.2% - 104.1%	98.0%
	69,059	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	550,266	Market Comparables	Market Yield (%)	8.8% - 22.9%	11.9%
	168,705	Market Quotes	Indicative Dealer Quotes	8.8% - 101.0%	90.2%
Senior Secured Bonds	70,677	Market Comparables	Market Yield (%)	7.5% - 9.0%	7.9%
			EBITDA Multiples (x)	6.3x - 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	77,408	Market Quotes	Indicative Dealer Quotes	65.0% - 109.6%	98.0%
Subordinated Debt	187,936	Market Comparables	Market Yield (%)	8.0% - 15.3%	10.6%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	214,461	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	92.4%
Collateralized Securities	23,173	Market Quotes	Indicative Dealer Quotes	38.7% - 94.3%	69.4%
Equity/Other	305,308	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	8.4x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$37,276.1
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.1
			Undeveloped Acreage Multiples ($)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
			PV-10 Multiples (x)	0.8x - 2.1x	1.6x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 24.8%	18.7%
		Option Valuation Model	Volatility (%)	34.5% - 41.0%	39.3%
	12,532	Other(2)	Other	N/A	N/A
	13,341	Market Quotes	Indicative Dealer Quotes	0.0% - 32.0%	12.7%
	116	Cost	Cost	100.0% - 100.0%	100.0%

Total	$4,488,012

Secured Borrowing	$(8,273)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2016 and 2015.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$166,033	$33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019(1)
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$225,000	$25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	On February 17, 2017, the maturity date was extended to February 18, 2022 pursuant to an amendment.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2016 were $2,048,180 and 3.20%, respectively. As of December 31, 2016, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.27%.

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

JPM Facility

On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, the Company entered into an amendment, or the April

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

2013 amendment, to its debt financing arrangement with JPMorgan Chase Bank, N.A., London Branch, or JPM, which the Company originally entered into on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. On October 11, 2016, in connection with the entrance into certain amendments to the Juniata River facility (as defined below), Lehigh River and Cobbs Creek entered into documentation under the JPM facility which, among other things, resulted in the prepayment and termination of the JPM facility and the merger of Lehigh River into Juniata River (as defined below).

As of December 31, 2016 and 2015, Class A Notes in the aggregate principal amount of $0 and $660,000, respectively, had been purchased by Cobbs Creek from Lehigh River and subsequently sold to JPM under the JPM facility for aggregate proceeds of $0 and $550,000, respectively. The carrying amount outstanding under the JPM facility approximated its fair value. The Company funded each purchase of Class A Notes by Cobbs Creek through a capital contribution to Cobbs Creek. As of December 31, 2016 and 2015, Cobbs Creek’s liability under the JPM facility was $0 and $550,000, respectively, plus $0 and $2,085, respectively, of accrued interest expense. The Class A Notes issued by Lehigh River and purchased by Cobbs Creek eliminate in consolidation on the Company’s financial statements.

As of December 31, 2015, the fair value of assets held by Lehigh River was $1,150,608, which included assets purchased by Lehigh River with proceeds from the issuance of Class A Notes. As of December 31, 2015, the fair value of assets held by Cobbs Creek was $345,813.

The Company incurred costs of $159 in connection with obtaining and amending the JPM facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the JPM facility. As of December 31, 2016, all such deferred financing costs have been amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the JPM facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$14,096	$18,123	$18,123
Amortization of deferred financing costs	35	39	39

Total interest expense	$14,131	$18,162	$18,162

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense	$16,181	$18,123	$18,123
Average borrowings under the facility	$429,781	$550,000	$550,000
Effective interest rate on borrowings	—	3.25%	3.25%
Weighted average interest rate	3.25%	3.25%	3.25%

(1)	For the year ended December 31, 2016, average borrowings under the JPM Facility were calculated from the begining of the period to October 11, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

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

Schuylkill River, in turn, has entered into a repurchase transaction with Goldman, pursuant to the terms of a master repurchase agreement and the related annex and master confirmation thereto, each dated as of December 15, 2014, or collectively, the Goldman facility. Pursuant to the Goldman facility, on one or more occasions beginning December 15, 2014, Goldman will purchase notes held by Schuylkill River for an aggregate purchase price equal to 58.00% of the principal amount of notes purchased. Subject to certain conditions, the maximum principal amount of notes that may be purchased under the Goldman facility is $690,000. Accordingly, the aggregate maximum amount payable to Schuylkill River under the Goldman facility will not exceed $400,000. As of December 31, 2016 and 2015, notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively.

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

Note 8. Financial Arrangements (continued)

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

As of December 31, 2016 and 2015, notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Schuylkill River through a capital contribution to Schuylkill River. As of December 31, 2016 and 2015, Schuylkill River’s liability under the Goldman facility was $400,000 and $400,000, respectively, plus $1,733 and $1,443, respectively, of accrued interest expense. The notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of December 31, 2016 and 2015, the fair value of assets held by Green Creek was $802,689 and $717,247, respectively.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of December 31, 2016, $1,065 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$12,886	$9,872	$89
Amortization of deferred financing costs	547	532	23

Total interest expense	$13,433	$10,404	$112

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$12,596	$8,518	—
Average borrowings under the facility(2)	$400,000	$313,654	$75,400
Effective interest rate on borrowings	3.32%	2.82%	2.76%
Weighted average interest rate(2)	3.17%	3.10%	2.76%

(1)	Interest under the Goldman facility is paid quarterly in arrears and commenced on May 15, 2015.

(2)	Average borrowings for the year ended December 31, 2014 were calculated for the period since we commenced borrowings thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

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

Note 8. Financial Arrangements (continued)

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

As of December 31, 2016 and 2015, $166,033 and $191,494, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2016, $1,583 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Cooper River facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$5,372	$4,134	$3,424
Non-usage fees	147	164	150
Amortization of deferred financing costs	503	974	518

Total interest expense	$6,022	$5,272	$4,092

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense	$5,416	$4,060	$3,582
Average borrowings under the facility	$180,660	$174,535	$170,494
Effective interest rate on borrowings (including the effect of non-usage fees)	3.09%	2.46%	2.07%
Weighted average interest rate (including the effect of non-usage fees)	3.01%	2.43%	2.07%

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Beginning June 19, 2014, Wissahickon Creek became subject to a non-usage fee to the extent the aggregate principal amount available under the facility is not borrowed. The non-usage fee equals 0.50% per annum on unborrowed amounts up to and including $25,000 and 2.00% on unborrowed amounts exceeding $25,000. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 18, 2022.

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

As of December 31, 2016 and 2015, $240,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $3,410 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $1,458 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$7,417	$5,446	$1,798
Non-usage fees	92	649	1,208
Amortization of deferred financing costs	684	683	585

Total interest expense	$8,193	$6,778	$3,591

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$7,156	$5,825	$1,702
Average borrowings under the facility(2)	$231,826	$199,868	$117,703
Effective interest rate on borrowings (including the effect of non-usage fees)	3.41%	3.00%	3.03%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.19%	3.01%	4.20%

(1)	Interest under the Wissahickon Creek facility is payable quarterly in arrears and commenced on May 27, 2014.

(2)	Average borrowings under the Wissahickon Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Wissahickon Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Darby Creek Credit Facility

On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis. On August 19, 2016, the Darby Creek Credit Facility was amended to extend the end of the revolving period from August 20, 2016 to February 19, 2019 and extend the maturity date from February 20, 2018 to August 19, 2020.

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

Note 8. Financial Arrangements (continued)

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

As of December 31, 2016 and 2015, $225,000 and $250,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $5,179 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $2,900 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Darby Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$8,249	$7,625	$3,574
Non-usage fees	60	7	586
Amortization of deferred financing costs	1,035	789	456

Total interest expense	$9,344	$8,421	$4,616

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$8,404	$7,467	$2,588
Average borrowings under the facility(2)	$238,183	$248,504	$178,056
Effective interest rate on borrowings (including the effect of non-usage fees)	3.24%	3.04%	2.98%
Weighted average interest rate (including the effect of non-usage fees)(2)	3.43%	3.03%	3.52%

(1)	Interest under the Darby Creek facility is payable quarterly in arrears and commenced on February 20, 2014.

(2)	Average borrowings under the Darby Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Darby Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Dunning Creek Credit Facility

On May 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. The Dunning Creek facility was most recently amended on May 13, 2016 to (a) extend the maturity date to May 14, 2017; (b) set the maximum commitments available under the facility at $150,000; (c) set the interest rate on borrowings at LIBOR for an interest period equal to the weighted average LIBOR interest period of the debt investments owned by Dunning Creek plus 1.70% per annum; (d) add a commitment fee of 0.75% per annum on unborrowed amounts; (e) add an excess unused fee of 0.95% per annum payable on any unborrowed amounts in excess of $75,000; and (f) add a commitment reduction fee in an amount equal to the commitment fee and, as applicable, excess unused fee that would have accrued through scheduled maturity on any amount by which the commitments are reduced.

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

As of December 31, 2016, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

spread of 1.70% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

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

As of December 31, 2016 and 2015, $94,200 and $114,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,755 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2016, $153 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$2,509	$3,889	$1,996
Non-usage fees	227	—	—
Amortization of deferred financing costs	497	663	442

Total interest expense	$3,233	$4,552	$2,438

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$2,623	$4,174	$1,406
Average borrowings under the facility(2)	$107,151	$215,753	$178,526
Effective interest rate on borrowings	3.01%	1.93%	1.77%
Weighted average interest rate (including the effect of non-usage fees)(2)	2.51%	1.78%	1.77%

(1)	Interest under the Dunning Creek facility is payable quarterly in arrears and commenced on May 14, 2014.

(2)	Average borrowings under the Dunning Creek facility for the year ended December 31, 2014 were calculated for the period since the Company commenced borrowings thereunder to December 31, 2014. The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Dunning Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Juniata River Credit Facility

On November 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a $300,000 senior secured term loan facility, or the Juniata River facility, with JPM, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, as collateral administrator. On October 11, 2016 Juniata River entered into amendments to the Juniata River facility which, among other things, (i) provided for an immediate upsize of $550,000, resulting in a total facility amount of $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable of borrowing to 2.6833% over the three-month LIBOR.

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

Pricing under the Juniata River facility is based on LIBOR for a six month interest period for the first interest payment due and thereafter a three-month interest period, in each case, plus a spread of 2.6833% per annum. Interest is payable in arrears beginning on April 25, 2015 and each quarter thereafter. Any amounts borrowed under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

Borrowings under the Juniata River facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Juniata River by the lenders minus the amount of principal and certain interest proceeds in Juniata River’s accounts is less than or equal to fifty percent (50%) of the net asset value of Juniata River’s portfolio of assets.

Under the Juniata River facility, Juniata River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Juniata River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or any other payments within two business days of when due; (b) the $850,000 committed principal amount is not fully drawn within ninety days of the Juniata River facility’s effective date; (c) the insolvency or bankruptcy of Juniata River or the Company; (d) a change of control of Juniata River shall have occurred; (e) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent; and (f) GDFM or an affiliate thereof ceases to be the Company investment sub-advisor. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Juniata River facility immediately due and payable.

As of December 31, 2016 and 2015, $850,000 and $300,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $5,918 in connection with obtaining and amending the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the Juniata River facility. As of December 31, 2016, $5,534 of such deferred financing costs had yet to be amortized to interest expense.

For the years ended December 31, 2016, 2015 and 2014, the components of total interest expense for the Juniata River facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Direct interest expense	$14,300	$8,085	$477
Amortization of deferred financing costs	384	73	8

Total interest expense	$14,684	$8,158	$485

For the years ended December 31, 2016, 2015 and 2014, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest expense(1)	$9,481	$6,729	—
Average borrowings under the facility(2)	$423,224	$286,822	$139,555
Effective interest rate on borrowings	3.56%	2.82%	2.73%
Weighted average interest rate(2)	3.32%	2.78%	2.73%

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financial Arrangements (continued)

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

Note 8. Financial Arrangements (continued)

declare the outstanding advances and all other obligations under the FSIC II revolving credit facility immediately due and payable. During the continuation of certain events of default and subject, in certain cases, to the instructions of the lenders, the Company must pay interest at a default rate.

As of December 31, 2016, no amounts were outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $356 in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the FSIC II revolving credit facility. As of December 31, 2016, $221 of such deferred financing costs had yet to be amortized to interest expense.

For the year ended December 31, 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:

Year Ended December 31, 2016
Direct interest expense	$787
Non-usage fees	246
Amortization of deferred financing costs	135

Total interest expense	$1,168

For the year ended December 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:

Year Ended December 31, 2016
Cash paid for interest expense(1)	$918
Average borrowings under the facility(2)	$33,921
Effective interest rate on borrowings (including the effect of non-usage fees)(3)	0.38%
Weighted average interest rate (including the effect of non-usage fees)(2)	2.99%

(1)	Interest under the FSIC II revolving credit facility is payable quarterly and commenced on March 29, 2016.

(2)	The average borrowings under the FSIC II revolving credit facility are calculated for the period since the Company commenced borrowing thereunder to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

(3)	The effective interest rate on borrowings for the year ended December 31, 2016 represents only non-usage fees as there were no amounts outstanding under the FSIC II revolving credit facility as of December 31, 2016.

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

Note 8. Financial Arrangements (continued)

earned on the entire loan balance is recorded within interest income and the interest earned by the buyer in the partial loan sale is recorded within interest expense in the consolidated statements of operations.

As of December 31, 2016, the Company recognized a secured borrowing at a fair value of $8,273 and the fair value of the loan that is associated with the secured borrowing was $43,099. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

During the year ended December 31, 2016, there was a partial loan sale of $8,132, which was issued at a discount to par of $82, and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the year ended December 31, 2016, the components of total interest expense for the secured borrowing were as follows:

Year Ended December 31, 2016
Direct interest expense	$193
Accretion of discount	7

Total interest expense	$200

For the year ended December 31, 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

Year Ended December 31, 2016
Cash paid for interest expense(1)	$124
Average secured borrowing(2)	$8,214
Effective interest rate on secured borrowing	5.50%
Weighted average interest rate(2)	5.50%

(1)	Interest under the secured borrowing is paid quarterly in arrears.

(2)	For the year ended December 31, 2016, average borrowings are calculated for the period from the date of issuance to December 31, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

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

The Company had certain credit default swap contracts outstanding during the years ended December 31, 2015 and 2014. As of December 31, 2016 and 2015, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the year ended December 31, 2015 was as follows:

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

Note 10. Commitments and Contingencies (continued)

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

See Note 6 for a discussion of the Company’s unfunded commitments.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2012	$404,991	2.30	—	N/A
2013	$720,494	4.32	—	N/A
2014	$1,641,194	2.75	—	N/A
2015	$2,045,840	2.32	—	N/A
2016	$1,983,593	2.47	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented. For purposes of the asset coverage test, the Company treated the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted, as a senior security. The TRS was terminated on June 13, 2013.

(2)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012:

	Year Ended December 31,				Period from June 18, 2012 (Commencement of Operations) through December 31, 2012
	2016	2015	2014	2013
Per Share Data:(1)
Net asset value, beginning of period	$8.37	$9.30	$9.39	$9.16	$9.00
Results of operations(2)
Net investment income	0.79	0.92	0.80	0.62	0.12
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	0.49	(1.11)	(0.17)	0.27	0.73

Net increase (decrease) in net assets resulting from operations	1.28	(0.19)	0.63	0.89	0.85

Stockholder distributions(3)
Distributions from net investment income	(0.73)	(0.72)	(0.69)	(0.69)	(0.28)
Distributions from net realized gain on investments	(0.02)	(0.03)	(0.05)	(0.07)	(0.11)

Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.75)	(0.74)	(0.76)	(0.39)

Capital share transactions
Issuance of common stock(4)	—	0.01	0.03	0.15	0.07
Repurchases of common stock(5)	—	—	—	—	—
Offering costs(2)	—	—	(0.01)	(0.05)	(0.28)
Reimbursement to investment adviser(2)	—	—	—	—	(0.33)
Capital contributions of investment adviser(2)	—	—	—	—	0.24

Net increase (decrease) in net assets resulting from capital share transactions	—	0.01	0.02	0.10	(0.30)

Net asset value, end of period	$8.90	$8.37	$9.30	$9.39	$9.16

Shares outstanding, end of period	326,909,727	321,507,876	313,037,127	254,572,096	57,612,806

Total return(6)	16.07%	(2.37)%	6.97%	11.12%	6.09%

Total return (without assuming reinvestment of distributions)(7)	15.29%	(1.94)%	6.92%	10.81%	6.11%

Ratio/Supplemental Data:
Net assets, end of period	$2,909,860	$2,690,412	$2,911,790	$2,390,985	$527,727

Ratio of net investment income to average net assets(8)	9.28%	10.03%	8.43%	6.60%	1.29%

Ratio of operating expenses and excise taxes to average net assets(8)	8.96%	8.59%	5.43%	5.46%	4.20%

Ratio of net operating expenses and excise taxes to average net assets(8)	8.51%	8.24%	5.43%	5.61%	3.06%

Portfolio turnover	31.77%	31.79%	43.79%	46.38%	111.30%

Total amount of senior securities outstanding, exclusive of treasury securities	$1,983,593	$2,045,840	$1,641,194	$720,494	$404,991

Asset coverage per unit(9)	2.47	2.32	2.75	4.32	2.30

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

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 12. Financial Highlights (continued)

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2016, 2015, 2014, 2013 and the period from June 18, 2012 (Commencement of Operations) through December 31, 2012:

	Year Ended December 31,				Period from June 18, 2012 (Commencement of Operations) through December 31, 2012
	2016	2015	2014	2013
Ratio of accrued capital gains incentive fees to average net assets	—	—	(0.32)%	0.45%	1.63%
Ratio of subordinated income incentive fees to average net assets	2.27%	2.51%	1.16%	0.65%	—
Ratio of interest expense to average net assets	2.57%	2.13%	1.16%	0.89%	0.13%
Ratio of excise taxes to average net assets	0.07%	0.07%	0.04%	—	—

(9)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

FS Investment Corporation II

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$127,784	$119,066	$121,210	$119,991
Operating expenses
Total operating expenses and excise taxes	61,812	56,844	58,234	56,633

Net investment income	65,972	62,222	62,976	63,358
Realized and unrealized gain (loss)	27,747	95,649	114,174	(74,783)

Net increase (decrease) in net assets resulting from operations	$93,719	$157,871	$177,150	$(11,425)

Per share information—basic and diluted
Net investment income	$0.20	$0.19	$0.19	$0.20

Net increase (decrease) in net assets resulting from operations	$0.29	$0.49	$0.55	$(0.04)

Weighted average shares outstanding	324,799,653	324,468,282	323,535,582	322,374,639

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$123,665	$122,227	$167,830	$115,740
Operating expenses
Total operating expenses and excise taxes	58,645	57,822	67,456	54,890

Net investment income	65,020	64,405	100,374	60,850
Realized and unrealized gain (loss)	(181,512)	(127,124)	(43,912)	916

Net increase (decrease) in net assets resulting from operations	$(116,492)	$(62,719)	$56,462	$61,766

Per share information—basic and diluted
Net investment income	$0.20	$0.20	$0.32	$0.19

Net increase (decrease) in net assets resulting from operations	$(0.36)	$(0.20)	$0.18	$0.20

Weighted average shares outstanding	320,354,863	318,458,821	316,126,500	313,630,422

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2016 and 2015. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.5	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.9	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.11	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.12	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.13	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.14	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.15	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.16	First Amendment to Loan and Servicing Agreement, dated as of February 17, 2017, by and among Wissahickon Creek LLC, Wells Fargo Bank, National Association, as the collateral agent, account bank and collateral custodian and Wells Fargo Bank, National Association, as the administrative agent and the lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2017.)

10.17	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.18	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.19	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.20	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.21	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.22	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.23	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.24	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.

10.25	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.26	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.27	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.28	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.29	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.30	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.31	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto.

10.32	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

10.33	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.34	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.35	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.36	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.37	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.39	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.40	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)

10.41	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.42	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.43	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.44	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.45	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.46	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.47	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.48	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.50	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.51	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.52	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.53	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.54	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.55	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned consolidated financial statements.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS INVESTMENT CORPORATION II

Date: March 15, 2017	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2017	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2017	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 15, 2017	/s/ BARBARA ADAMS Barbara Adams Director

Date: March 15, 2017	/s/ DAVID J. ADELMAN David J. Adelman Director

Date: March 15, 2017	/s/ STEPHEN T. BURDUMY Stephen T. Burdumy Director

Date: March 15, 2017	/s/ RICHARD I. GOLDSTEIN Richard I. Goldstein Director

Date: March 15, 2017	/s/ MICHAEL J. HELLER Michael J. Heller Director

Date: March 15, 2017	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director

Date: March 15, 2017	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director

Date: March 15, 2017	/s/ PAUL MENDELSON Paul Mendelson Director

Date: March 15, 2017	/s/ JOHN E. STUART John E. Stuart Director

Date: March 15, 2017	/s/ SCOTT J. TARTE Scott J. Tarte Director