Form 10-Q
period 2017-03-31
FS Investment Corp II
filed 2017-05-12
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 325,821,024 shares of common stock outstanding as of May 2, 2017.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS Investment Corporation II

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,340,648 and $4,270,442, respectively)	$4,356,217	$4,212,299
Non-controlled/affiliated investments (amortized cost—$271,804 and $266,825, respectively)	274,516	285,096

Total investments, at fair value (amortized cost—$4,612,452 and $4,537,267, respectively)	4,630,733	4,497,395
Cash	206,089	347,076
Receivable for investments sold and repaid	311,797	73,994
Income receivable	63,158	43,078
Deferred financing costs	7,413	6,315
Prepaid expenses and other assets	215	—

Total assets	$5,219,405	$4,967,858

Liabilities
Payable for investments purchased	$43,010	$14,089
Repurchase agreements payable (net of deferred financing costs of $931 and $1,065, respectively)(1)	399,069	398,935
Credit facilities payable (net of deferred financing costs of $5,173 and $5,534, respectively)	1,730,706	1,569,845
Secured borrowing, at fair value (amortized proceeds of $8,143 and $8,139, respectively)(2)	8,311	8,273
Stockholder distributions payable	10,431	10,181
Management fees payable	22,285	21,610
Subordinated income incentive fees payable(3)	17,499	16,493
Administrative services expense payable	856	792
Interest payable	14,201	13,669
Directors’ fees payable	278	282
Other accrued expenses and liabilities	5,420	3,829

Total liabilities	2,252,066	2,057,998

Commitments and contingencies(4)	—	—

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 328,034,516 and 326,909,727 shares issued and outstanding, respectively	328	327
Capital in excess of par value	3,026,292	3,015,993
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(5)	(140,030)	(120,529)
Accumulated undistributed net investment income(5)	62,636	54,075
Net unrealized appreciation (depreciation) on investments and secured borrowing	18,113	(40,006)

Total stockholders’ equity	2,967,339	2,909,860

Total liabilities and stockholders’ equity	$5,219,405	$4,967,858

Net asset value per share of common stock at period end	$9.05	$8.90

(1)	See Note 8 for a discussion of the Company’s repurchase transactions.

(2)	See Note 8 for a discussion of the Company’s secured borrowing.

(3)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(4)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$103,755	$114,589
Fee income	21,479	2,891
From non-controlled/affiliated investments:
Interest income	6,709	2,511

Total investment income	131,943	119,991

Operating expenses
Management fees(1)	25,468	24,008
Subordinated income incentive fees(2)	17,499	15,840
Administrative services expenses	867	1,028
Stock transfer agent fees	495	537
Accounting and administrative fees	431	350
Interest expense	19,611	16,534
Directors’ fees	276	272
Other general and administrative expenses	482	1,065

Operating expenses	65,129	59,634
Management fee waiver(1)	(3,183)	(3,001)

Net expenses	61,946	56,633

Net investment income	69,997	63,358

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(19,501)	(14,602)
Net realized gain (loss) on foreign currency	—	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	73,712	(62,809)
Non-controlled/affiliated investments	(15,559)	2,625
Net change in unrealized appreciation (depreciation) on secured borrowing	(34)	—

Total net realized and unrealized gain (loss)	38,618	(74,783)

Net increase (decrease) in net assets resulting from operations	$108,615	$(11,425)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.33	$(0.04)

Weighted average shares outstanding	325,822,908	322,374,639

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Changes in Net Assets

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$69,997	$63,358
Net realized gain (loss) on investments and foreign currency	(19,501)	(14,599)
Net change in unrealized appreciation (depreciation) on investments	58,153	(60,184)
Net change in unrealized appreciation (depreciation) on secured borrowing	(34)	—

Net increase (decrease) in net assets resulting from operations	108,615	(11,425)

Stockholder distributions(1)
Distributions from net investment income	(61,436)	(60,744)

Net decrease in net assets resulting from stockholder distributions	(61,436)	(60,744)

Capital share transactions(2)
Reinvestment of stockholder distributions	31,286	42,657
Repurchases of common stock	(20,986)	(15,214)

Net increase in net assets resulting from capital share transactions	10,300	27,443

Total increase (decrease) in net assets	57,479	(44,726)
Net assets at beginning of period	2,909,860	2,690,412

Net assets at end of period	$2,967,339	$2,645,686

Accumulated undistributed net investment income(1)	$62,636	$37,638

(1)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$108,615	$(11,425)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(498,247)	(93,612)
Paid-in-kind interest	(5,994)	(5,285)
Proceeds from sales and repayments of investments	416,532	179,160
Net realized (gain) loss on investments	19,501	14,602
Net change in unrealized (appreciation) depreciation on investments	(58,153)	60,184
Net change in unrealized (appreciation) depreciation on secured borrowing	34	—
Accretion of discount	(6,977)	(4,638)
Amortization of deferred financing costs and discount	1,297	852
(Increase) decrease in receivable for investments sold and repaid	(237,803)	(7,121)
(Increase) decrease in income receivable	(20,080)	(13,720)
(Increase) decrease in prepaid expenses and other assets	(215)	59
Increase (decrease) in payable for investments purchased	28,921	4,480
Increase (decrease) in management fees payable	675	1,571
Increase (decrease) in subordinated income incentive fees payable	1,006	1,223
Increase (decrease) in administrative services expense payable	64	(263)
Increase (decrease) in interest payable	532	536
Increase (decrease) in directors’ fees payable	(4)	(4)
Increase (decrease) in other accrued expenses and liabilities	1,591	(2,295)

Net cash provided by (used in) operating activities	(248,705)	124,304

Cash flows from financing activities
Reinvestment of stockholder distributions	31,286	42,657
Repurchases of common stock	(20,986)	(15,214)
Stockholder distributions	(61,186)	(71,228)
Borrowings under credit facilities(1)	160,500	35,000
Borrowings under repurchase agreements(2)	—	—
Proceeds from secured borrowing(3)	—	—
Repayments of credit facilities(1)	—	(961)
Deferred financing costs paid	(1,896)	(164)

Net cash provided by (used in) financing activities	107,718	(9,910)

Total increase (decrease) in cash	(140,987)	114,394
Cash at beginning of period	347,076	228,781

Cash at end of period	$206,089	$343,175

Supplemental disclosure
Local and excise taxes paid	$1,992	$2,010

(1)	See Note 8 for a discussion of the Company’s credit facilities. During the three months ended March 31, 2017 and 2016, the Company paid $14,186 and $7,554, respectively, in interest expense on the credit facilities.

(2)	See Note 8 for a discussion of the Company’s repurchase transactions. During the three months ended March 31, 2017 and 2016, the Company paid $3,481 and $7,592, respectively, in interest expense pursuant to its repurchase agreements.

(3)	See Note 8 for a discussion of the Company’s secured borrowing. During the three months ended March 31, 2017 and 2016, the Company paid $119 and $0, respectively, in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—105.9%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$8,071	$8,095	$8,071
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	10,929	10,929	10,929
A.T. Cross Co.	(f)(m)(n)(x)	Retailing	L+500, 5.0% PIK (5.0% Max PIK)	1.0%	9/6/19	45,303	33,076	23,558
Abaco Energy Technologies LLC	(f)(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	25,734	24,770	22,903
AG Group Merger Sub, Inc.	(f)(h)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	43,641	43,641	43,968
AG Group Merger Sub, Inc.	(p)	Commercial & Professional Services	L+750	1.0%	12/29/23	19,250	19,250	19,394
All Systems Holding LLC	(h)(j)(k)	Commercial & Professional Services	L+770	1.0%	10/31/23	93,000	93,000	93,660
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,805	2,805	2,854
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	945	945	962
AP Exhaust Acquisition, LLC	(g)(h)(j)	Automobiles & Components	L+775	1.5%	1/16/21	163,378	163,378	159,702
Ascension Insurance, Inc.	(f)(g)(h)(j)	Insurance	L+825	1.3%	3/5/19	76,666	76,159	77,912
ASG Technologies Group, Inc.	(f)(g)(h)(j)(x)	Software & Services	L+786, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	79,551	79,390	80,745
Aspect Software, Inc.		Software & Services	L+1000	1.0%	5/25/18	1,018	1,018	1,015
Aspect Software, Inc.	(p)	Software & Services	L+1000	1.0%	5/25/18	833	833	831
Aspect Software, Inc.	(j)	Software & Services	L+1000	1.0%	5/25/20	3,691	3,691	3,705
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	657
Atlas Aerospace LLC	(f)(k)	Capital Goods	L+803	1.0%	5/8/19	57,000	57,000	57,855
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,945	1,924	1,926
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	26,027	25,291	25,767
AVF Parent, LLC	(f)(j)	Retailing	L+725	1.3%	3/1/24	43,000	43,000	43,318
AVF Parent, LLC	(p)	Retailing	L+725	1.3%	3/1/24	12,900	12,900	12,995
BenefitMall Holdings, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+725	1.0%	11/24/20	112,413	112,412	112,975
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,337	15,582	15,684
Cadence Aerospace Finance, Inc.	(f)	Capital Goods	L+575	1.3%	5/9/18	2,709	2,715	2,583
Caesars Entertainment Resort Properties, LLC	(j)	Consumer Services	L+600	1.0%	10/11/20	30,483	29,402	30,712
CEVA Group Plc	(o)	Transportation	L+500		3/19/19	7,200	7,200	6,624
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	12,800	12,800	11,776

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cimarron Energy Inc.	(k)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	$23,664	$23,664	$23,546
Corner Investment PropCo, LLC	(f)(j)	Consumer Services	L+975	1.3%	11/2/19	38,758	39,066	39,436
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	5,006	4,997	5,019
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	11/1/21	1,670	1,670	1,670
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	4,591	4,591	4,591
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	10/31/23	47,880	47,880	48,299
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	29,217	29,217	29,473
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,638	11,306	11,638
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	14,925	14,581	15,098
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,901	6,993
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,775	89,775	90,381
Equian Buyer Corp.	(f)(g)	Health Care Equipment & Services	L+500	1.0%	12/18/21	16,282	16,282	16,282
Equian Buyer Corp.	(k)	Health Care Equipment & Services	L+812	1.0%	12/18/21	585	585	594
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,649	1,649	1,377
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	L+800	1.0%	1/3/20	2,492	2,492	2,504
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,120	13,120	13,184
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,074	4,062	3,025
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,987	4,549	4,189
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	25,831	25,954	25,960
Greystone Equity Member Corp.	(p)	Diversified Financials	L+1100		3/31/21	14,169	14,169	14,240
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,975	4,837	4,977
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+954	1.0%	3/26/21	64,286	64,286	64,286
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,105	48,105	48,341
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	125,901	125,900	127,789
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,872	12,872	13,065
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+857	1.0%	11/6/21	18,995	18,995	19,090
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	73,000	72,270	72,270

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JSS Holdings, Inc.	(p)	Capital Goods	L+800	1.0%	3/31/23	$13,273	$13,273	$13,273
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,175
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,894	15,266	16,197
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	60,051	60,051	59,150
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+875	1.5%	6/30/19	2,009	2,012	1,989
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	19,875	19,124	20,136
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,722	11,745	11,576
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,424	5,395	5,329
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+875	1.5%	6/30/19	1,461	1,463	1,446
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	5,031	5,031	5,031
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	6,149	6,149	6,149
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+840	1.0%	4/27/21	84,472	84,472	84,894
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+812	1.0%	9/2/22	76,110	76,110	76,585
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750			11,375	11,375	11,446
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+856	1.3%	9/10/19	64,759	64,759	65,406
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+900	1.5%	8/14/20	58,296	58,296	59,171
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22	63,068	63,068	64,172
Polymer Additives, Inc.	(h)(k)	Materials	L+978	1.0%	12/19/22	29,005	29,005	29,005
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	45,233	45,233	45,233
Production Resource Group, LLC	(f)(g)(h)(k)	Media	L+850	1.0%	7/23/19	47,500	47,500	47,025
Production Resource Group, LLC	(f)(j)(k)	Media	L+850	1.0%	7/23/19	48,099	48,098	47,617
Propulsion Acquisition, LLC	(f)(g)(j)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,311	35,009	37,124
PSKW, LLC	(f)(g)(j)	Health Care Equipment & Services	L+838	1.0%	11/25/21	26,000	26,000	25,337
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23	7,700	7,700	7,815
Rogue Wave Software, Inc.	(j)	Software & Services	L+861	1.0%	9/25/21	19,913	19,912	20,012
Safariland, LLC	(h)(j)	Capital Goods	L+740	1.0%	11/18/23	70,234	70,234	71,463
Safariland, LLC	(p)	Capital Goods	L+740	1.0%	11/18/23	13,867	13,867	14,109
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22	158,492	158,492	160,076
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	99,205	98,923	99,577

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	$7,818	$5,778	$561
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24	104,545	104,545	104,676
Strike, LLC	(p)	Energy	L+800	1.0%	5/30/19	5,000	4,929	5,100
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22	7,406	7,190	7,554
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+500	1.0%	3/29/19	10,749	10,240	10,440
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	8,639	8,519	8,639
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1100	1.0%	7/20/21	19,489	19,489	19,830
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,618	4,619	4,179
TierPoint, LLC	(f)	Software & Services	L+450	1.0%	12/2/21	4,514	4,437	4,539
Transplace Texas, LP	(j)	Transportation	L+744	1.0%	9/16/21	22,038	22,038	22,203
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	67,209	67,209	66,873
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+782	1.0%	1/5/22	40,000	40,000	40,084
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22	9,524	9,524	9,544
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	1,122	1,118	1,056
Vertellus Performance Chemicals LLC	(j)(k)	Materials	L+950	1.0%	1/30/20	65,000	65,000	60,788
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,229	42,229	41,542
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	2,953
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	122,051	122,051	124,034
Weight Watchers International, Inc.	(f)(k)(l)(o)	Consumer Services	L+325	0.8%	4/2/20	16,656	15,371	15,553
York Risk Services Holding Corp.	(l)	Insurance	L+375	1.0%	10/1/21	997	990	975
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,148	28,544
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,143	8,291
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,186
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,334

Total Senior Secured Loans—First Lien							3,321,817	3,319,019
Unfunded Loan Commitments							(177,458)	(177,458)

Net Senior Secured Loans—First Lien							3,144,359	3,141,561

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—16.3%
Alison US LLC	(i)(o)	Capital Goods	L+850	1.0%	8/29/22	$4,444	$4,308	$4,433
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,459	6,755
AP Exhaust Acquisition, LLC		Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	40,056	40,056	41,458
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,105	24,105	24,226
Ascent Resources—Marcellus, LLC	(f)(m)	Energy	L+750	1.0%	8/4/21	3,333	3,291	425
ASG Technologies Group, Inc.	(j)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	26,989	20,360	26,584
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	3,199	2,209
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,850	16,850	16,850
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,947	7,700
Chief Exploration & Development LLC	(f)	Energy	L+650	1.3%	5/16/21	1,174	1,166	1,147
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	750	750	750
Chisholm Oil and Gas Operating, LLC	(p)	Energy	L+800	1.0%	3/21/24	250	250	250
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	8,032	7,186	8,096
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,790	5,192
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,439	1,439	1,094
Fieldwood Energy LLC	(e)(k)	Energy	L+713	1.3%	9/30/20	2,667	2,072	1,940
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,383	14,550
Inmar, Inc.	(k)	Software & Services	L+700	1.0%	1/27/22	2,830	2,811	2,682
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,741	3,302
Jonah Energy LLC	(e)	Energy	L+650	1.0%	5/12/21	1,250	1,102	1,203
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	33,950	33,941	34,120
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	13,662	13,555	12,977
National Surgical Hospitals, Inc.	(j)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,578
Neff Rental LLC	(k)	Capital Goods	L+625	1.0%	6/9/21	7,072	7,049	7,093

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nielsen & Bainbridge, LLC	(f)(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	$16,675	$16,499	$16,633
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.3%	4/30/21	14,500	14,680	13,968
Paw Luxco II Sarl	(o)(m)(n)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,262	297
Payless Inc.	(k)(m)(n)	Retailing	L+750	1.0%	3/11/22	$10,841	10,765	1,511
Peak 10, Inc.	(g)	Software & Services	L+725	1.0%	6/17/22	5,500	5,462	5,421
PSAV Acquisition Corp.	(j)(k)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,187	80,400
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,088	16,200
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	71,737	60,885	55,022
TNS, Inc.	(g)(i)(k)	Software & Services	L+800	1.0%	8/14/20	43,475	43,235	43,556
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,910	6,681

Total Senior Secured Loans—Second Lien							508,283	482,303
Unfunded Loan Commitments							(250)	(250)

Net Senior Secured Loans—Second Lien							508,033	482,053

Senior Secured Bonds—5.1%
Advanced Lighting Technologies, Inc.	(e)(j)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	37,364	14,572	15,599
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,316
Caesars Entertainment Resort Properties, LLC	(i)(j)	Consumer Services	11.0%		10/1/21	37,350	37,886	40,758
CEVA Group Plc	(i)(o)	Transportation	7.0%		3/1/21	5,000	4,423	4,469
CEVA Group Plc	(i)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,430
Diamond Resorts International, Inc.	(k)	Consumer Services	7.8%		9/1/23	10,000	10,000	10,461
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	44,960	46,776
Global A&T Electronics Ltd.	(e)(k)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,035	14,179
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	324	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,871	6,634
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	10,000	10,000	9,945

Total Senior Secured Bonds							151,404	151,898

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—16.4%
Ascent Resources Utica Holdings, LLC	(l)	Energy	10.0%		4/1/22	$40,000	$40,000	$41,375
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%		1/15/18	6,130	6,137	5,405
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,932	4,766
BMC Software Finance, Inc.	(k)	Software & Services	7.3%		6/1/18	2,548	2,451	2,624
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	39,944
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,551	19,621
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,871	48,698
Coveris Holdings S.A.	(i)(o)	Materials	7.9%		11/1/19	8,450	8,346	8,343
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,011	9,366
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	241	198
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	759	759	754
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,824	4,824	4,794
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	997	997	991
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	938	938	933
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,927	6,927	6,883
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,133	1,133	1,126
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	593	593	590
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,795	1,795	1,784
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	26,842	23,832
Mood Media Corp.	(o)	Media	10.0%		8/6/23	6,930	6,123	6,895
Mood Media Corp.	(e)(j)(o)	Media	9.3%		10/15/20	46,207	45,796	32,345
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	123,700	140,250

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	$31,353	$31,255	$31,358
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	279
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,086	5,122
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,485	4,243
Talos Production LLC		Energy	9.8%		2/15/18	4,500	4,334	3,083
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,713
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	35,710	32,666	33,634

Total Subordinated Debt							481,109	486,949

Collateralized Securities—0.7%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	16.1%		7/15/25	17,000	7,686	10,014
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,005	1,060
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.8%		1/25/27	12,140	9,544	9,830

Total Collateralized Securities							18,235	20,904

						Number of Shares	Cost	Fair Value(d)
Equity/Other—11.7%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(e)(n)(x)	Retailing				1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(e)(n)(x)	Retailing				243,478	243	—
A.T. Cross Co., GSO Special Unit	(n)(x)	Retailing				1	—	—
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,055	153
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	637
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel				88,571	89	68
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel				8,768,572	8,769	6,770
Advanced Lighting Technologies, Inc., Preferred Equity	(n)	Materials				1,652	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	$462	$462
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	934,959	935	935
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	17,140
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components	8,378	8,378	8,378
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	30,639
ASG Technologies Group, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	24,288
ASG Technologies Group, Inc., Warrants, 6/27/2022	(n)(x)	Software & Services	253,704	7,231	4,338
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services	403,955	19,021	19,430
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	116
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	276
Chisholm Oil and Gas, LLC, Series A Units	(n)	Energy	53,793	54	54
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,201,631	2,991	1,601
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	417
DHS Technologies LLC, Common Equity	(e)(n)	Capital Goods	60,872	5,000	623
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	21
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	95
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	6,175
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	1,170
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	54,104	13,526	24,347
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy	43,875	10,969	20,841
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services	62,289	6,229	6,229
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,256
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,667
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,688
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,616
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods	—	—	—
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,184	11,502	11,016

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	$2,288	$686
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	30,114	12,960
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services	2,916,667	2,917	3,500
PDI Parent LLC, Common Equity	(n)	Capital Goods	2,076,923	2,077	2,077
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	6,600
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	32,500
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	4,785
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	5,200
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,399
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	253,009	5,647	4,678
Sequential Brands Group, Inc., Common Equity	(e)(n)	Consumer Durables & Apparel	408,685	5,517	1,590
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	34,769
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services	261,364	5,227	5,227
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,205
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	208
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	687
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	5,787
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	6,066
Titan Energy, LLC, Common Equity	(e)(n)	Energy	200,040	6,322	3,641
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	10,197
White Star Petroleum Holdings, LLC, Common Equity	(n)	Energy	1,613,753	1,372	1,372
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,663

Total Equity/Other				309,312	347,368

TOTAL INVESTMENTS—156.1%				$4,612,452	4,630,733

LIABILITIES IN EXCESS OF OTHER ASSETS—(56.1%)					(1,663,394)

NET ASSETS—100.0%					$2,967,339

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.15%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.00%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(i)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(l)	Position or portion thereof unsettled as of March 31, 2017.

(m)	Security was on non-accrual status as of March 31, 2017.

(n)	Security is non-income producing.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2017, 90.1% of the Company’s total assets represented qualifying assets.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of £1.00 to USD$1.25 as of March 31, 2017.

(v)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of March 31, 2017 (see Note 8).

(w)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD$1.00 to USD$0.75 as of March 31, 2017.

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
A.T. Cross Co.	$28,081	$553	—	$814	—	$(5,890)	$23,558	$1,217	—	—
ASG Technologies Group, Inc.	$80,505	$236	—	$11	—	$(7)	$80,745	$1,990	—	—
Warren Resources, Inc.(1)	$42,122	$107	—	—	—	$(736)	$41,493	$1,158	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	$26,179	—	—	$171	—	$234	$26,584	$810	—	—
JW Aluminum Co.	$34,410	$132	—	$1	—	$(423)	$34,120	$803	—	—
Logan’s Roadhouse, Inc.	$10,355	$2,728	—	$3	—	$(109)	$12,977	$306	—	—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., GSO Special Unit	—	—	—	—	—	—	—	—	—	—
ASG Technologies Group, Inc. Common Equity	$29,477	—	—	—	—	$(5,189)	$24,288	—	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2017

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2017	Interest Income	Fee Income	Dividend Income
ASG Technologies Group, Inc., Warrants, 6/27/2022	$6,444	—	—	—	—	$(2,106)	$4,338	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,854	$223	—	—	—	$(1,061)	$11,016	$425	—	—
Roadhouse Holding Inc., Common Equity	$5,472	—	—	—	—	$(272)	$5,200	—	—	—
Warren Resources, Inc., Common Equity	$10,197	—	—	—	—	—	$10,197	—	—	—

(1)	Security includes a partially unfunded commitment with an amortized cost of $3,002 and a fair value of $2,953.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caesars Entertainment Resort Properties, LLC	(j)	Consumer Services	L+600	1.0%	10/11/20	$30,562	$29,416	$30,896
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	16,000
Cimarron Energy Inc.	(k)	Energy	L+775, 3.8% PIK (3.8% Max PIK)	1.0%	12/15/19	23,664	23,664	24,019
Corner Investment PropCo, LLC	(f)(j)	Consumer Services	L+975	1.3%	11/2/19	38,758	39,092	39,145
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	5,021	5,010	4,927
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	835	835	835
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		11/1/21	5,426	5,426	5,426
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725		10/31/23	48,000	48,000	48,000
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		10/31/23	29,217	29,217	29,217
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,667	11,321	11,754
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	14,963	14,604	15,031
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,895	7,002
Emerging Markets Communications, LLC	(f)(g)	Telecommunication Services	L+575	1.0%	7/1/21	12,805	11,985	12,613
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	90,000	90,000	90,797
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	L+800	1.0%	1/3/20	2,492	2,492	2,517
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,608	1,608	1,463
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,153	13,153	12,963
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,084	4,072	2,144
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	33,076	33,209	33,366
Greystone Equity Member Corp.	(e)(o)(p)	Diversified Financials	L+1100		3/31/21	6,924	6,924	6,984
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,988	4,844	5,025
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+955	1.0%	3/26/21	64,286	64,286	65,009
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+775	1.0%	3/26/21	21,429	21,429	21,670
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,227	48,227	47,530
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	126,026	126,026	127,916
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,045	13,045	13,241
Intralinks, Inc.	(f)(g)(j)(o)	Software & Services	L+525	2.0%	2/24/19	24,313	24,197	24,099
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+857	1.0%	11/6/21	18,995	18,995	18,995

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JSS Holdings, Inc.	(f)	Capital Goods	L+650	1.0%	8/31/21	$7,500	$7,085	$7,462
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,350
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	17,000	15,305	15,810
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	59,981	59,981	57,657
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	6/30/19	2,009	2,013	1,964
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	20,000	19,217	20,200
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,752	11,777	11,619
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,438	5,406	5,411
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	6/30/19	1,461	1,463	1,428
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	4/27/20	4,193	4,193	4,193
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	4/27/20	6,988	6,988	6,988
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+841	1.0%	4/27/21	84,472	84,472	85,739
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+813	1.0%	9/2/22	74,958	74,958	74,958
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	12,542	12,542	12,542
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+859	1.3%	9/10/19	64,759	64,759	62,816
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+900	1.5%	8/14/20	58,506	58,506	59,091
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/20/21	63,068	63,068	63,384
Polymer Additives, Inc.	(k)	Materials	L+978	1.0%	12/20/21	1,941	1,941	2,019
Production Resource Group, LLC	(f)(g)(h)(k)	Media	L+850	1.0%	7/23/19	47,500	47,500	47,025
Production Resource Group, LLC	(f)(j)(k)	Media	L+850	1.0%	7/23/19	48,099	48,099	47,617
Propulsion Acquisition, LLC	(f)(g)(j)	Commercial & Professional Services	L+600	1.0%	7/13/21	37,405	34,996	36,657
PSKW, LLC	(f)(g)(j)	Health Care Equipment & Services	L+839	1.0%	11/25/21	26,000	26,000	25,297
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+800	1.0%	9/22/21	7,750	7,750	7,866
Rogue Wave Software, Inc.	(j)	Software & Services	L+802	1.0%	9/25/21	19,913	19,913	19,913
Safariland, LLC	(h)(j)	Capital Goods	L+769	1.0%	11/18/23	70,234	70,234	70,059
Safariland, LLC	(p)	Capital Goods	L+725	1.0%	11/18/23	13,867	13,867	13,832
Sequential Brands Group, Inc.	(h)(j)(k)(o)	Consumer Durables & Apparel	L+900		7/1/22	159,288	159,288	160,881
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	99,460	99,158	98,714
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	7,818	6,676	1,593

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strike, LLC	(p)	Energy	L+800	1.0%	5/30/19	$5,000	$4,926	$4,925
Strike, LLC	(k)(l)	Energy	L+800	1.0%	11/30/22	7,500	7,275	7,425
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+500	1.0%	3/29/19	10,749	10,184	10,436
Sunnova Asset Portfolio 5 Holdings, LLC		Energy	12.0%, 0.0% PIK (12.0% Max PIK)		11/14/21	9,406	9,267	9,500
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1100	1.0%	7/20/21	19,538	19,538	19,538
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,650	4,651	4,010
TierPoint, LLC	(f)	Software & Services	L+450	1.0%	12/2/21	4,526	4,445	4,562
Transplace Texas, LP	(j)	Transportation	L+744	1.0%	9/16/21	22,038	22,038	22,038
Transplace Texas, LP	(p)	Transportation	L+700	1.0%	9/16/21	486	486	486
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1000, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	67,684	67,684	67,684
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	1,125	1,121	1,053
Vertellus Performance Chemicals LLC	(j)(k)	Materials	L+950	1.0%	1/30/20	65,000	65,000	61,054
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,122	42,122	42,122
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	3,002
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	122,363	122,363	124,657
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,152	28,356
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,139	8,268
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,156
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,319

Total Senior Secured Loans—First Lien							3,049,882	3,027,538
Unfunded Loan Commitments							(163,449)	(163,449)

Net Senior Secured Loans—First Lien							2,886,433	2,864,089

Senior Secured Loans—Second Lien—24.7%
Alison US LLC	(i)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,311
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,448	6,755

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
AP Exhaust Acquisition, LLC		Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	$38,889	$38,889	$33,882
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983
Ascent Resources—Marcellus, LLC	(f)	Energy	L+750	1.0%	8/4/21	3,333	3,291	442
Ascent Resources—Utica, LLC	(e)(h)(j)(k)	Energy	L+950	1.5%	9/30/18	248,050	247,400	250,220
ASG Technologies Group, Inc.	(j)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	26,989	20,189	26,179
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	3,129	2,263
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,745	16,745	16,493
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,945	7,200
Chief Exploration & Development LLC	(f)	Energy	L+650	1.3%	5/16/21	1,174	1,166	1,154
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	10,000	8,915	10,050
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,791	3,694
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,400	1,400	1,148
Fieldwood Energy LLC	(e)	Energy	L+713	1.3%	9/30/20	2,667	2,040	1,900
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,366	11,875
Inmar, Inc.	(k)	Software & Services	L+700	1.0%	1/27/22	2,830	2,810	2,713
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,742	3,139
Jonah Energy LLC	(e)	Energy	L+650	1.0%	5/12/21	1,250	1,095	1,188
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	33,818	33,808	34,410
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	10,824	10,824	10,355
National Surgical Hospitals, Inc.	(j)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,508
Neff Rental LLC	(k)	Capital Goods	L+625	1.0%	6/9/21	7,253	7,227	7,224
Nielsen & Bainbridge, LLC	(f)(g)	Consumer Durables & Apparel	L+925	1.0%	8/15/21	16,675	16,490	16,341
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.3%	4/30/21	14,500	14,688	13,286
Paw Luxco II Sarl	(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,241	719

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Payless Inc.	(k)	Retailing	L+750	1.0%	3/11/22	$10,841	$10,762	$1,771
Peak 10, Inc.	(g)	Software & Services	L+725	1.0%	6/17/22	5,500	5,460	5,184
PSAV Acquisition Corp.	(j)	Technology Hardware & Equipment	L+825	1.0%	1/24/22	80,000	79,153	80,000
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,091	16,550
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+900 PIK (L+900 Max PIK)	1.0%	2/23/20	69,954	58,348	57,236
TNS, Inc.	(g)(i)(k)	Software & Services	L+800	1.0%	8/14/20	43,475	43,220	43,222
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,909	6,576

Total Senior Secured Loans—Second Lien							749,249	718,971

Senior Secured Bonds—5.1%
Advanced Lighting Technologies, Inc.	(e)(j)	Materials	10.5%		6/1/19	35,500	33,181	12,709
Caesars Entertainment Resort Properties, LLC	(i)(j)	Consumer Services	11.0%		10/1/21	37,350	37,903	40,815
CEVA Group Plc	(i)(o)	Transportation	7.0%		3/1/21	5,000	4,393	4,082
CEVA Group Plc	(i)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,310
Diamond Resorts International, Inc.	(k)	Consumer Services	7.8%		9/1/23	10,000	10,000	10,083
FourPoint Energy, LLC	(e)(j)	Energy	9.0%		12/31/21	46,313	44,892	47,413
Global A&T Electronics Ltd.	(e)(k)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	18,983	14,837
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	324	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,861	6,281
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	10,000	10,000	10,224

Total Senior Secured Bonds							168,537	148,085

Subordinated Debt—13.9%
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%		1/15/18	6,130	6,140	5,287
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,928	4,922
BMC Software Finance, Inc.	(k)	Software & Services	7.3%		6/1/18	3,820	3,651	3,837
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	39,944
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,545	19,152
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,843	47,753

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	$9,175	$9,008	$9,573
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	239	184
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,676	6,676	6,635
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,092	1,092	1,085
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	572	572	568
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,730	1,730	1,730
Jupiter Resources Inc.	(h)(o)	Energy	8.5%		10/1/22	28,800	26,772	25,008
Mood Media Corp.	(l)(o)	Media	10.0%		8/6/23	6,930	6,103	6,410
Mood Media Corp.	(e)(j)(o)	Media	9.3%		10/15/20	46,207	45,764	28,648
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	123,230	130,500
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	31,353	31,262	30,778
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	272
SandRidge Energy, Inc.	(n)(o)	Energy	0.0%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(i)(o)	Consumer Services	8.1%		9/15/18	3,340	3,285	3,383
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,075	4,935

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	$5,900	$4,436	$4,064
Talos Production LLC	(e)	Energy	9.8%		2/15/18	4,500	4,291	2,497
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,699
York Risk Services Holding Corp.	(i)(j)	Insurance	8.5%		10/1/22	8,350	7,594	7,014

Total Subordinated Debt							414,320	402,397

Collateralized Securities—0.8%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	16.8%		7/15/25	17,000	7,941	10,674
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,003	1,000
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	16.4%		1/25/27	12,140	9,680	9,698
Octagon CLO 2012-1A Class Income	(o)	Diversified Financials	5.8%		1/15/24	4,650	1,644	1,801

Total Collateralized Securities							20,268	23,173

						Number of Shares	Cost	Fair Value(d)
Equity/Other—11.7%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials				4,738	125	125
A.T. Cross Co., Common Equity, Class A Units	(e)(n)(x)	Retailing				1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(e)(n)(x)	Retailing				243,478	243	—
A.T. Cross Co., GSO Special Unit	(n)(x)	Retailing				1	—	—
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	153
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	637
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel				88,571	89	71

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel	8,768,572	$8,769	$7,017
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	833,333	888	888
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	13,360
AP Exhaust Holdings, LLC, Common Equity	(n)(r)	Automobiles & Components	8,378	8,378	419
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	28,836
ASG Technologies Group, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	29,477
ASG Technologies Group, Inc., Warrants, 6/27/2022	(n)(x)	Software & Services	253,704	7,231	6,444
Aspect Software, Inc., Common Equity	(n)	Software & Services	386,092	18,639	21,081
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	116
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	276
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,201,631	2,991	1,921
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	417
DHS Technologies LLC, Common Equity	(e)(n)	Capital Goods	60,872	5,000	626
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	29
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,260
Fairway Group Acquisition Co., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	822
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	6,273
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	1,188
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	54,104	13,526	24,753
FourPoint Energy, LLC, Common Equity, Class E-III Units	(e)(n)(r)	Energy	43,875	10,969	21,170
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)(o)	Commercial & Professional Services	6,228,866	6,229	6,229
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,533
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,688
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,616
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,184	11,279	11,854
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	458

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	$30,115	$16,620
North Haven Cadence Buyer, Inc., Common Equity	(n)	Consumer Services	2,916,667	2,917	3,063
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	7,500
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	5,022
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	5,472
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,208
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	112,112	2,803	2,640
Sequential Brands Group, Inc., Common Equity	(e)(n)(o)	Consumer Durables & Apparel	408,685	5,517	1,913
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	36,990
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,089
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	197
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	625
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	5,383
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	7,136
Titan Energy LLC, Common Equity	(e)(n)	Energy	200,040	6,322	4,801
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	10,197
White Star Petroleum Holdings, LLC, Common Equity	(e)(n)	Energy	1,613,753	1,372	1,573
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,552

Total Equity/Other				298,460	340,680

TOTAL INVESTMENTS—154.6%				$4,537,267	4,497,395

LIABILITIES IN EXCESS OF OTHER ASSETS—(54.6%)					(1,587,535)

NET ASSETS—100.0%					$2,909,860

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)	Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%. PIK means paid-in-kind.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 7).

(e)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 8).

(f)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 8).

(g)	Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 8).

(h)	Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(i)	Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 8).

(j)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the Notes issued to Schuylkill River LLC pursuant to an indenture with Citibank, N.A., as trustee (see Note 8).

(l)	Position or portion thereof unsettled as of December 31, 2016.

(m)	Security was on non-accrual status as of December 31, 2016.

(n)	Security is non-income producing.

(o)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, 87.9% of the Company’s total assets represented qualifying assets.

(p)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

(q)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(s)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(t)	Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(u)	Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars, at an exchange rate of £1.00 to USD$1.23 as of December 31, 2016.

(v)	The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the consolidated schedule of investments as of December 31, 2016 (see Note 8).

(w)	Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD$1.00 to USD$0.74 as of December 31, 2016.

(x)	Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2016, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2016:

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Senior Secured Loans—First Lien
A.T. Cross Co.	—	$31,027	—	$682	—	$(3,628)	$28,081	$1,807	—	—
ASG Technologies Group, Inc.(1)	$71,389	$8,439	—	$22	—	$655	$80,505	$7,735	—	—
Warren Resources, Inc.(2)	—	$42,122	—	—	—	—	$42,122	$1,095	$180	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.(1)	—	$19,758	—	$431	—	$5,990	$26,179	$1,926	$810	—
JW Aluminum Co.	$30,061	$3,747	—	—	—	$602	$34,410	$3,040	—	—
Logan’s Roadhouse, Inc.	—	$10,824	—	—	—	$(469)	$10,355	$111	$9	—
Senior Secured Bonds
JW Aluminum Co.	—	$4,421	$(4,466)	$59	$(14)	—	—	$115	—	—

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)

As of December 31, 2016

(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2015	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2016	Interest Income	Fee Income	Dividend Income
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(3)	—	—	—	—	—	$(1,000)	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(3)	—	—	—	—	—	$(243)	—	—	—	—
A.T. Cross Co., GSO Special Unit	—	—	—	—	—	—	—	—	—	—
ASG Technologies Group, Inc. Common Equity(1)	$28,821	—	—	—	—	$656	$29,477	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022(1)	—	$7,231	—	—	—	$(787)	$6,444	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,247	$223	—	—	—	$384	$11,854	—	—	—
Roadhouse Holding Inc., Common Equity	—	$4,657	—	—	—	$815	$5,472	—	—	—
Warren Resources, Inc., Common Equity	—	$11,145	—	—	—	$(948)	$10,197	—	—	—

(1)	ASG Technologies Group, Inc. was formerly known as Allen Systems Group, Inc.

(2)	Security includes a partially unfunded commitment with an amortized cost of $3,002 and a fair value of $3,002.

(3)	The Company held this investment as of December 31, 2015 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2015.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2017, the Company had eight wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Update No. 2013-08, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Capital Gains Incentive Fee: The Company entered into an investment advisory and administrative services agreement with FSIC II Advisor dated as of February 8, 2012, or the investment advisory and administrative services agreement. Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,469,599	$31,286	5,080,272	$42,657
Share Repurchase Program	(2,344,810)	(20,986)	(1,779,357)	(15,214)

Net Proceeds from Share Transactions	1,124,789	$10,300	3,300,915	$27,443

Distribution Reinvestment Plan

During the three months ended March 31, 2017 and 2016, the Company issued 3,469,599 and 5,080,272 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $31,286 and $42,657 at an average price per share of $9.02 and $8.40, respectively. During the period from April 1, 2017 to May 2, 2017, the Company issued 1,139,836 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of $10,369 at an average price per share of $9.10.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the sale of shares of common stock under the Company’s distribution reinvestment plan during the calendar year (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date during the calendar year) and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 8, 2017, the board of directors of the Company amended the share repurchase program so that the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed (i) the greater of (x) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during the twelve-month period ending on the expiration date of such repurchase offer (less the amount of any such proceeds used to repurchase shares of common stock on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares of common stock that the Company can repurchase with the proceeds it receives from the sale of shares of common stock under its distribution reinvestment plan during three-month period ending on the expiration date of such repurchase offer and (ii) 10.0% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares of common stock under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

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

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
Fiscal 2017
December 31, 2016	January 4, 2017	2,344,810	100%	0.72%	$8.950	$20,986

On April 5, 2017, the Company repurchased 3,353,328 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 1.02% of the shares outstanding as of such date) at $9.10 per share for aggregate consideration totaling $30,515.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company’s gross assets.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,285	$21,007
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$17,499	$15,840
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$867	$1,028

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three months ended March 31, 2017 and 2016 are net of waivers of $3,183 and $3,001, respectively. During the three months ended March 31, 2017 and 2016, $21,610 and $19,436, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2017, $22,285 in base management fees were payable to FSIC II Advisor.

(2)	During the three months ended March 31, 2017 and 2016, $16,493 and $14,617, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2017, a subordinated incentive fee on income of $17,499 was payable to FSIC II Advisor.

(3)	During the three months ended March 31, 2017 and 2016, $842 and $978, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $803 and $1,291 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2017 and 2016, respectively.

Potential Conflicts of Interest

FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain others funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. For additional information regarding potential conflicts of interest, please see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of March 31, 2017, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
Fiscal 2017
March 31, 2017	$0.1885	$61,436

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 14, 2017 and May 8, 2017, the Company’s board of directors declared regular monthly cash distributions for April 2017 through June 2017 and July 2017 through September 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	61,436	100%	60,744	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$61,436	100%	$60,744	100%

(1)	During the three months ended March 31, 2017 and 2016, 92.6% and 92.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.9% and 3.0%, respectively, was attributable to non-cash accretion of discount and 4.5% and 4.4%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $53,897 and $61,262, respectively. As of March 31, 2017, the Company had $50,264 of undistributed net investment income and $120,145 of capital loss carryover on a tax basis. As of December 31, 2016, the Company had $57,803 of undistributed net investment income and $104,745 of accumulated capital losses on a tax basis.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes and the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis income but not for computing tax-basis net investment income.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
GAAP-basis net investment income	$69,997	$63,358
GAAP versus tax-basis of consolidation of certain subsidiaries	1,843	793
Reclassification or deferral of unamortized original issue discount and prepayment fees	(17,173)	(2,889)
Other miscellaneous differences	(770)	—

Tax-basis net investment income	$53,897	$61,262

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

As of March 31, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:

	March 31, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$50,264	$57,803
Distributable realized gains	—	—
Capital loss carryover(1)	(120,145)	(104,745)
Unamortized organization costs	(158)	(161)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency(2)	12,601	(59,357)

Total	$(57,438)	$(106,460)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $22,287 and $97,858, respectively.

(2)	As of March 31, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and unrealized gain on foreign currency was $177,383 and $169,146, respectively. As of March 31, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments, secured borrowing and unrealized loss on foreign currency was $164,782 and $228,503, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,617,964 and $4,556,618 as of March 31, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency on a tax basis was $12,601 and $(59,357) as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, the Company had a deferred tax liability of $17,306 resulting from tax basis unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a total deferred tax asset of $24,961 resulting from net operating loss carryforwards and capital loss carryforwards of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2017, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $7,655. For the three months ended March 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,144,359	$3,141,561	68%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	508,033	482,053	10%	749,249	718,971	16%
Senior Secured Bonds	151,404	151,898	3%	168,537	148,085	3%
Subordinated Debt	481,109	486,949	11%	414,320	402,397	9%
Collateralized Securities	18,235	20,904	0%	20,268	23,173	1%
Equity/Other	309,312	347,368	8%	298,460	340,680	7%

Total	$4,612,452	$4,630,733	100%	$4,537,267	$4,497,395	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

As of March 31, 2017, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of A.T. Cross Co., in which the Company held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc., in which the Company held two senior secured loans and two equity/other investments, JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which the Company held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which the Company held a senior secured loan, which was partially unfunded, and an equity/other investment. As of March 31, 2017, except for these portfolio companies, the Company did not “control” and was not an “affiliated person”, each as defined in the 1940 Act, of any of its portfolio companies.

As of December 31, 2016, the Company was deemed to be an “affiliated person”, as defined in the 1940 Act, of A.T. Cross Co., in which the Company held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which the Company held two senior secured loans and two equity/other investments, JW Aluminum Co., in which the Company held a senior secured loan and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which the Company held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which the Company held a senior secured loan, which was partially unfunded, and an equity/other investment. As of December 31, 2016, except for these portfolio companies, the Company did not “control” and was not an “affiliated person”, each as defined in the 1940 Act, of any of its portfolio companies.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, the Company had twenty-one senior secured

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

loan investments with aggregate unfunded commitments of $177,708, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2017 and audited consolidated schedule of investments as of December 31, 2016.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,101	5%	$206,350	5%
Capital Goods	548,766	12%	418,102	9%
Commercial & Professional Services	521,540	11%	520,703	12%
Consumer Durables & Apparel	323,568	7%	317,282	7%
Consumer Services	520,575	11%	523,918	12%
Diversified Financials	208,341	5%	213,625	5%
Energy	539,982	12%	749,437	17%
Food & Staples Retailing	5,070	0%	5,950	0%
Health Care Equipment & Services	186,349	4%	76,425	2%
Insurance	112,521	2%	84,716	2%
Materials	367,158	8%	329,788	7%
Media	146,774	3%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,209	0%	2,263	0%
Retailing	177,156	4%	140,328	3%
Semiconductors & Semiconductor Equipment	14,179	0%	14,837	0%
Software & Services	320,508	7%	354,714	8%
Technology Hardware & Equipment	140,709	3%	135,841	3%
Telecommunication Services	146,102	3%	159,533	3%
Transportation	115,125	3%	102,989	2%

Total	$4,630,733	100%	$4,497,395	100%

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

As of March 31, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$9,930	$9,383
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,620,803	4,488,012

Total	$4,630,733	$4,497,395

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

The secured borrowing as of March 31, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.

As of March 31, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	8,311	8,273

Total	$8,311	$8,273

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The Company’s investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, five senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly-issued and purchased near March 31, 2017, were valued at cost, as the Company’s board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including five equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

The following is a reconciliation for the three months ended March 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	3,932	2,035	156	854	—	—	6,977
Net realized gain (loss)	266	—	(19,350)	(538)	(166)	287	(19,501)
Net change in unrealized appreciation (depreciation)	19,546	4,298	20,946	17,763	(236)	(1,867)	60,450
Purchases	394,038	3,181	15,906	74,781	—	7,497	495,403
Paid-in-kind interest	1,355	3,766	—	649	—	224	5,994
Sales and redemptions	(141,665)	(250,198)	(13,845)	(8,957)	(1,867)	—	(416,532)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,141,561	$482,053	$151,898	$486,949	$20,904	$337,438	$4,620,803

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$24,576	$7,344	$476	$17,719	$(79)	$3,319	$53,355

	For the Three Months Ended March 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	1,113	1,402	1,233	793	97	—	4,638
Net realized gain (loss)	(1,676)	(713)	—	(13,470)	—	1,257	(14,602)
Net change in unrealized appreciation (depreciation)	(9,105)	(5,176)	(25,207)	3,890	(4,962)	(19,441)	(60,001)
Purchases	27,786	20,124	—	16,211	—	29,491	93,612
Paid-in-kind interest	700	4,037	—	548	—	—	5,285
Sales and redemptions	(104,582)	(61,525)	—	(7,599)	(1,697)	(3,757)	(179,160)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)

Fair value at end of period	$2,716,443	$860,262	$157,226	$319,392	$106,821	$219,689	$4,379,833

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(5,062)	$(9,825)	$(25,207)	$(25,179)	$(4,963)	$(16,847)	$(87,083)

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

The following is a reconciliation for the three months ended March 31, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:

For the Three Months Ended March 31, 2017
Fair value at beginning of period	$(8,273)
Amortization of premium (accretion of discount)	(4)
Net realized gain (loss)	—
Net change in unrealized (appreciation) depreciation	(34)
Proceeds from secured borrowing	—
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—

Fair value at end of period	$(8,311)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(34)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2017 and December 31, 2016 were as follows:

Type of Investment	Fair Value at March 31, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,276,655	Market Comparables	Market Yield (%)	5.6% – 16.7%	9.5%
	307,774	Other(2)	Other	N/A	N/A
	484,862	Market Quotes	Indicative Dealer Quotes	6.0% – 102.5%	98.4%
	72,270	Cost	Cost	99.0% – 99.0%	99.0%
Senior Secured Loans—Second Lien	250,179	Market Comparables	Market Yield (%)	8.5% – 30.0%	14.2%
	59,036	Other(2)	Other	N/A	N/A
	172,088	Market Quotes	Indicative Dealer Quotes	2.9% – 101.4%	93.0%
	750	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Bonds	73,967	Market Comparables	Market Yield (%)	8.5% – 9.8%	8.9%
			EBITDA Multiples (x)	4.8x – 6.3x	6.0x
			Production Multiples (Mboe/d)	$40,000.0 – $42,500.0	$41,250.0
			Proved Reserves Multiples (Mmboe)	$11.5 – $12.5	$12.0
			PV-10 Multiples (x)	0.8x – 0.9x	0.8x
	77,931	Market Quotes	Indicative Dealer Quotes	71.0% – 109.3%	98.8%
Subordinated Debt	198,328	Market Comparables	Market Yield (%)	8.0% – 15.3%	9.8%
			EBITDA Multiples (x)	10.5x – 11.5x	11.0x
	288,621	Market Quotes	Indicative Dealer Quotes	67.0% – 106.1%	95.3%
Collateralized Securities	20,904	Market Quotes	Indicative Dealer Quotes	58.9% – 100.0%	71.4%
Equity/Other	269,649	Market Comparables	EBITDA Multiples (x)	4.8x – 14.8x	7.8x
			Production Multiples (Mboe/d)	$37,500.0 – $57,500.0	$39,333.6
			Proved Reserves Multiples (Mmboe)	$5.9 – $12.5	$10.4
			Production Multiples (MMcfe/d)	$2,375.0 – $2,625.0	$2,500.0
			Proved Reserves Multiple (Bcfc)	$1.1 – $1.2	$1.1
			Undeveloped Acreage Multiples ($)	$8,000.0 – $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,750.0 – $3,250.0	$3,000.0
			PV-10 Multiples (x)	0.8x – 6.6x	3.7x
		Discounted Cash Flow	Discount Rate (%)	22.8% – 24.8%	23.8%
		Option Valuation Model	Volatility (%)	35.5% – 42.5%	39.5%
	11,948	Market Quotes	Indicative Dealer Quotes	0.0% – 13.3%	10.4%
	55,787	Other(2)	Other	N/A	N/A
	54	Cost	Cost	100.0% – 100.0%	100.0%

Total	$4,620,803

Secured Borrowing	$(8,311)	Market Comparables	Market Yield (%)	(6.1)% – (7.1)%	(6.6)%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,266,541	Market Comparables	Market Yield (%)	5.5% – 17.3%	9.8%
			EBITDA Multiples (x)	6.8x – 7.3x	7.0x
	10,615	Other(2)	Other	N/A	N/A
	517,874	Market Quotes	Indicative Dealer Quotes	18.2% – 104.1%	98.0%
	69,059	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	550,266	Market Comparables	Market Yield (%)	8.8% – 22.9%	11.9%
	168,705	Market Quotes	Indicative Dealer Quotes	8.8% – 101.0%	90.2%
Senior Secured Bonds	70,677	Market Comparables	Market Yield (%)	7.5% – 9.0%	7.9%
			EBITDA Multiples (x)	6.3x – 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 – $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 – $15.0	$14.8
			PV-10 Multiples (x)	0.8x – 0.9x	0.9x
	77,408	Market Quotes	Indicative Dealer Quotes	65.0% – 109.6%	98.0%
Subordinated Debt	187,936	Market Comparables	Market Yield (%)	8.0% – 15.3%	10.6%
			EBITDA Multiples (x)	9.3x – 10.3x	9.8x
	214,461	Market Quotes	Indicative Dealer Quotes	54.5% – 125.5%	92.4%
Collateralized Securities	23,173	Market Quotes	Indicative Dealer Quotes	38.7% – 94.3%	69.4%
Equity/Other	305,308	Market Comparables	EBITDA Multiples (x)	4.5x – 16.3x	8.4x
			Production Multiples (Mboe/d)	$2,225.0 – $55,000.0	$37,276.1
			Proved Reserves Multiples (Mmboe)	$0.7 – $15.0	$8.1
			Undeveloped Acreage Multiples ($)	$8,000.0 – $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 – $2,875.0	$2,625.0
			PV-10 Multiples (x)	0.8x – 2.1x	1.6x
		Discounted Cash Flow	Discount Rate (%)	11.0% – 24.8%	18.7%
		Option Valuation Model	Volatility (%)	34.5% – 41.0%	39.3%
	12,532	Other(2)	Other	N/A	N/A
	13,341	Market Quotes	Indicative Dealer Quotes	0.0% – 32.0%	12.7%
	116	Cost	Cost	100% – 100.0%	100.0%

Total	$4,488,012

Secured Borrowing	$(8,273)	Market Comparables	Market Yield (%)	(6.0)% – (7.1)%	(6.6)%

(1)	Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2017 and December 31, 2016. For additional information regarding these financing arrangements, please see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.

	As of March 31, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$172,433	$27,567	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$103,300	$46,700	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note (1)	$120,000	$—	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	Interest under the FSIC II revolving credit facility for (i) loans for which the Company elects the base rate option is payable at a rate equal to 0.75% per annum plus the greatest of (a) the “U.S. Prime Rate” as published in The Wall Street Journal, (b) the federal funds effective rate for such day plus 0.5%, (c) the three-month LIBOR plus 1% per annum and (d) zero; and (ii) loans for which the Company elects the Eurocurrency option is payable at a rate equal to LIBOR plus 1.75% per annum.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $2,037,226 and 3.60%, respectively. As of March 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.58%.

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

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the JPM facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$—	$4,518
Amortization of deferred financing costs	—	10

Total interest expense	$—	$4,528

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	—	$4,667
Average borrowings under the facility	—	$550,000
Effective interest rate on borrowings	—	3.25%
Weighted average interest rate(1)	—	3.25%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, notes in an aggregate principal amount of $689,655 and $689,655, respectively, had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman facility for aggregate proceeds of $400,000 and $400,000, respectively. The carrying amount outstanding under the Goldman facility approximates its fair value. The Company funded each purchase of the notes by Schuylkill River through a capital contribution to Schuylkill River. As of March 31, 2017 and December 31, 2016, Schuylkill River’s liability under the Goldman facility was $400,000 and $400,000, respectively, plus $1,771 and $1,733, respectively, of accrued interest expense. The notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.

As of March 31, 2017 and December 31, 2016, the fair value of assets held by Green Creek was $818,046 and $802,689, respectively.

The Company incurred costs of $2,167 in connection with obtaining the Goldman facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Goldman facility. As of March 31, 2017, $931 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$3,519	$2,914
Amortization of deferred financing costs	134	137

Total interest expense	$3,653	$3,051

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$3,481	$2,925
Average borrowings under the facility	$400,000	$400,000
Effective interest rate on borrowings	3.54%	3.12%
Weighted average interest rate(1)	3.52%	2.88%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, $172,433 and $166,033, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of March 31, 2017, $1,468 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$1,367	$1,431
Non-usage fees	64	17
Amortization of deferred financing costs	115	140

Total interest expense	$1,546	$1,588

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$1,385	$1,264
Average borrowings under the facility	$166,246	$190,829
Effective interest rate on borrowings (including the effect of non-usage fees)	3.25%	2.91%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.44%	3.00%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

Pricing under the Wissahickon Creek facility is based on LIBOR for a three-month interest period, plus a spread ranging between 1.50% and 2.50% per annum, depending on the composition of the portfolio of assets for the relevant period. Interest is payable quarterly in arrears. Wissahickon Creek is subject to a non-usage fee to the extent the aggregate principal amount available under the facility is not borrowed. The non-usage fee equals 0.50% per annum on unborrowed amounts up to and including $25,000 and 2.00% on unborrowed amounts exceeding $25,000. Any amounts borrowed under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 18, 2022.

As of March 31, 2017 and December 31, 2016, $240,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of $5,306 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $3,141 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$2,038	$1,833
Non-usage fees	12	12
Amortization of deferred financing costs	213	170

Total interest expense	$2,263	$2,015

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$2,003	$1,665
Average borrowings under the facility	$240,146	$240,146
Effective interest rate on borrowings (including the effect of non-usage fees)	3.53%	3.03%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.42%	3.04%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, $250,000 and $225,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of $5,179 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $2,563 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$2,270	$1,958
Non-usage fees	14	—
Amortization of deferred financing costs	337	209

Total interest expense	$2,621	$2,167

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$2,117	$1,882
Average borrowings under the facility	$239,167	$250,000
Effective interest rate on borrowings (including the effect of non-usage fees)	3.63%	3.07%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.82%	3.10%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017, pricing under the Dunning Creek facility was based on LIBOR for an interest period reasonably close to the weighted average LIBOR applicable to the assets held by Dunning Creek, plus a spread of 1.70% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

As of March 31, 2017 and December 31, 2016, $103,300 and $94,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of $1,755 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2017, $50 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Dunning Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$676	$589
Non-usage fees	95	—
Amortization of deferred financing costs	103	155

Total interest expense	$874	$744

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$748	$562
Average borrowings under the facility	$99,453	$114,200
Effective interest rate on borrowings (including the effect of non-usage fees)	3.05%	2.04%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.10%	2.04%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

Pricing under the Juniata River facility is based on LIBOR for a three-month interest period plus a spread of 2.6833% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

As of March 31, 2017 and December 31, 2016, $850,000 and $850,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of $5,918 in connection with obtaining and amending the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Juniata River facility. As of March 31, 2017, $5,173 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the Juniata River facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$7,833	$2,332
Amortization of deferred financing costs	361	17

Total interest expense	$8,194	$2,349

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense	$7,659	$2,162
Average borrowings under the facility	$850,000	$300,000
Effective interest rate on borrowings	3.71%	3.12%
Weighted average interest rate(1)	3.69%	3.08%

(1)	The weighted average interest rate presented for periods of less than one year is annualized.

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

As of March 31, 2017 and December 31, 2016, $120,000 and $0, respectively, were outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of $356 in connection with obtaining the FSIC II revolving credit facility, which the

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the FSIC II revolving credit facility. As of March 31, 2017, $191 of such deferred financing costs had yet to be amortized to interest expense.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$232	$47
Non-usage fees	81	31
Amortization of deferred financing costs	30	14

Total interest expense	$343	$92

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$274	$19
Average borrowings under the facility(2)	$34,000	$15,921
Effective interest rate on borrowings (including the effect of non-usage fees)	3.55%	2.83%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.67%	4.65%

(1)	Interest under the FSIC II revolving credit facility is payable quarterly and commenced on March 29, 2016. The weighted average interest rate presented for periods of less than one year is annualized.
(2)	The average borrowings for the three months ended March 31, 2016 were calculated for the period since the Company commenced borrowing thereunder to March 31, 2016.

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

As of March 31, 2017 and December 31, 2016, the Company recognized a secured borrowing at a fair value of $8,311 and $8,273, respectively, and the fair value of the loan that is associated with the secured borrowing was $43,355 and $43,099, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

During the three months ended March 31, 2017, there were no partial loan sales and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.

For the three months ended March 31, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Direct interest expense	$113	—
Accretion of discount	4	—

Total interest expense	$117	—

For the three months ended March 31, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest expense(1)	$119	—
Average secured borrowing	$8,214	—
Effective interest rate on secured borrowing	5.53%	—
Weighted average interest rate(1)	5.50%	—

(1)	Interest under the secured borrowing is paid quarterly in arrears. The weighted average interest rate presented for periods of less than one year is annualized.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.90	$8.37
Results of operations(2)
Net investment income	0.21	0.79
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	0.13	0.49

Net increase (decrease) in net assets resulting from operations	0.34	1.28

Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.73)
Distributions from net realized gain on investments	—	(0.02)

Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.75)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Net asset value, end of period	$9.05	$8.90

Shares outstanding, end of period	328,034,516	326,909,727

Total return(6)	3.83%	16.07%

Total return (without assuming reinvestment of distributions)(7)	3.82%	15.29%

Ratio/Supplemental Data:
Net assets, end of period	$2,967,339	$2,909,860

Ratio of net investment income to average net assets(8)	2.40%	9.28%

Ratio of operating expenses and excise taxes to average net assets(8)	2.23%	8.96%

Ratio of net operating expenses and excise taxes to average net assets(8)	2.12%	8.51%

Portfolio turnover(9)	9.14%	31.77%

Total amount of senior securities outstanding, exclusive of treasury securities	$2,144,093	$1,983,593

Asset coverage per unit(10)	2.38	2.47

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)

(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(3)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(4)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)	The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)	The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return in the table should not be considered a representation of the Company’s future total return, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)	The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total return (without assuming reinvestment of distributions) does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total return (without assuming reinvestment of distributions) includes the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculation of total return (without assuming reinvestment of distributions) in the table should not be considered a representation of the Company’s future total return (without assuming reinvestment of distributions) which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return (without assuming reinvestment of distributions) on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(8)	Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	0.60%	2.27%
Ratio of interest expense to average net assets	0.67%	2.57%
Ratio of excise taxes to average net assets	—	0.07%

(9)	Portfolio turnover for the three months ended March 31, 2017 is not annualized.

(10)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in thousands, except share and per share amounts)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Fund Complex or any affiliate thereof;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of FSIC II Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of FSIC II Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

Direct Originations: We intend to leverage our relationships and our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.

Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e., opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.

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

We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of FSIC II Advisor and GDFM.

In addition, we opportunistically invest in CLOs. CLOs are a form of securitization where the cash flow from a pooled basket of syndicated loans is used to support distribution payments made to different tranches of securities. While collectively CLOs represent nearly fifty percent of the broadly syndicated loan universe, investing in individual CLO tranches requires a high degree of investor sophistication due to their structural complexity and the illiquid nature of their securities.

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

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

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

Revenues

The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments and net unrealized gain or loss on foreign currency.

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

We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions, including all other expenses incurred by FSIC II Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC II Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC II Advisor or GDFM, to the extent they are not controlling persons of

FSIC II Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement. For additional information regarding these expenses, please see our annual report on Form 10-K for the year ended December 31, 2016.

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

FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters. As of March 31, 2017 and December 31, 2016, no amounts remained subject to repayment by us to FS Investments.

Portfolio Investment Activity for the Three Months Ended March 31, 2017 and for the Year Ended December 31, 2016

During the three months ended March 31, 2017, we made investments in portfolio companies totaling $498,247. During the same period, we sold investments for proceeds of $90,079 and received principal repayments of $326,453. As of March 31, 2017, our investment portfolio, with a total fair value of $4,630,733 (68% in first lien senior secured loans, 10% in second lien senior secured loans, 3% in senior secured bonds, 11% in subordinated debt, 0% in collateralized securities and 8% in equity/other), consisted of interests in 142 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $109.7 million. As of March 31, 2017, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par and our estimated gross portfolio yield, prior to leverage, was 9.1% based upon the amortized cost of our investments. For the three months ended March 31, 2017, our total return was 3.83% and our total return without assuming reinvestment of distributions was 3.82%.

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

Based on our regular monthly cash distribution amount of $0.06283 per share as of March 31, 2017 and December 31, 2016 and our final public offering price of $10.60 per share, the annualized distribution rate to stockholders as of March 31, 2017 and December 31, 2016 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of March 31, 2017 and December 31, 2016 and our distribution reinvestment price of $9.10 as of March 31, 2017 and $8.95 as of December 31, 2016, the annualized distribution rate to stockholders as of March 31, 2017 and December 31, 2016 was 8.29% and 8.42%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable, as of the dates indicated above.

Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return.

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2017 and the year ended December 31, 2016:

Net Investment Activity	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Purchases	$498,247	$1,413,343
Sales and Redemptions	(416,532)	(1,653,755)

Net Portfolio Activity	$81,715	$(240,412)

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$394,038	79%	$1,039,272	74%
Senior Secured Loans—Second Lien	3,181	1%	124,554	9%
Senior Secured Bonds	15,906	3%	35,918	2%
Subordinated Debt	74,781	15%	80,741	6%
Collateralized Securities	—	—	—	—
Equity/Other	10,341	2%	132,858	9%

Total	$498,247	100%	$1,413,343	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,144,359	$3,141,561	68%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	508,033	482,053	10%	749,249	718,971	16%
Senior Secured Bonds	151,404	151,898	3%	168,537	148,085	3%
Subordinated Debt	481,109	486,949	11%	414,320	402,397	9%
Collateralized Securities	18,235	20,904	0%	20,268	23,173	1%
Equity/Other	309,312	347,368	8%	298,460	340,680	7%

Total	$4,612,452	$4,630,733	100%	$4,537,267	$4,497,395	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Number of Portfolio Companies	142	138
% Variable Rate (based on fair value)	77.0%	79.0%
% Fixed Rate (based on fair value)	15.0%	13.4%
% Income Producing Equity or Other Investments (based on fair value)	1.0%	1.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	7.0%	6.6%
Average Annual EBITDA of Portfolio Companies	$109,700	$125,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.2%	97.5%
% of Investments on Non-Accrual (based on fair value)	0.6%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	10.1%

Direct Originations

The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2017 and the year ended December 31, 2016:

New Direct Originations	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Total Commitments (including unfunded commitments)	$393,879	$1,153,900
Exited Investments (including partial paydowns)	(318,443)	(1,261,725)

Net Direct Originations	$75,436	$(107,825)

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$381,649	97%	$892,789	78%
Senior Secured Loans—Second Lien	3,539	1%	128,846	11%
Senior Secured Bonds	1,333	0%	14,797	1%
Subordinated Debt	—	—	14,975	1%
Collateralized Securities	—	—	—	—
Equity/Other	7,358	2%	102,493	9%

Total	$393,879	100%	$1,153,900	100%

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Average New Direct Origination Commitment Amount	$35,807	$29,587
Weighted Average Maturity for New Direct Originations	8/21/23	3/29/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.8%	9.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.9%	11.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.3%	8.6%

The following table presents certain selected information regarding our direct originations as of March 31, 2017 and December 31, 2016:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2017	December 31, 2016
Number of Portfolio Companies	74	68
Average Annual EBITDA of Portfolio Companies	$64,100	$66,700
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.6%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.1%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	10.2%

Portfolio Composition by Strategy and Industry

The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,730,622	81%	$3,635,978	81%
Opportunistic	603,187	13%	568,120	13%
Broadly Syndicated/Other	296,924	6%	293,297	6%

Total	$4,630,733	100%	$4,497,395	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2017 and December 31, 2016:

	March 31, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$234,101	5%	$206,350	5%
Capital Goods	548,766	12%	418,102	9%
Commercial & Professional Services	521,540	11%	520,703	12%
Consumer Durables & Apparel	323,568	7%	317,282	7%
Consumer Services	520,575	11%	523,918	12%
Diversified Financials	208,341	5%	213,625	5%
Energy	539,982	12%	749,437	17%
Food & Staples Retailing	5,070	0%	5,950	0%
Health Care Equipment & Services	186,349	4%	76,425	2%
Insurance	112,521	2%	84,716	2%
Materials	367,158	8%	329,788	7%
Media	146,774	3%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,209	0%	2,263	0%
Retailing	177,156	4%	140,328	3%
Semiconductors & Semiconductor Equipment	14,179	0%	14,837	0%
Software & Services	320,508	7%	354,714	8%
Technology Hardware & Equipment	140,709	3%	135,841	3%
Telecommunication Services	146,102	3%	159,533	3%
Transportation	115,125	3%	102,989	2%

Total	$4,630,733	100%	$4,497,395	100%

As of March 31, 2017, we were deemed to be an “affiliated person”, as defined in the 1940 Act, of A.T. Cross Co., in which we held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc., in which we held two senior secured loans and two equity/other investments, JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which we held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which we held a senior secured loan, which was partially unfunded, and an equity/other investment. As of March 31, 2017, except for these portfolio companies, we did not “control” and were not an “affiliated person”, each as defined in the 1940 Act, of any of our portfolio companies.

As of December 31, 2016, we were deemed to be an “affiliated person”, as defined in the 1940 Act, of A.T. Cross Co., in which we held a senior secured loan and three equity/other investments, ASG Technologies Group, Inc. (formerly Allen Systems Group, Inc.), in which we held two senior secured loans and two equity/other investments, JW Aluminum Co., in which we held a senior secured loan and two equity/other investments, Roadhouse Holding Inc. (Logan’s Roadhouse, Inc.), in which we held a senior secured loan and an equity/other investment, and Warren Resources, Inc., in which we held a senior secured loan, which was partially unfunded, and an equity/other investment. As of December 31, 2016, except for these portfolio companies, we did not “control” and were not an “affiliated person”, each as defined in the 1940 Act, of any of our portfolio companies.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which we may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2017, we had twenty-one senior secured loan investments with aggregate unfunded commitments of $177,708, one unfunded commitment to purchase up to $315 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $21 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of March 31, 2017 and audited consolidated schedule of investments as of December 31, 2016.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$520,943	11%	$301,900	7%
2	3,731,874	81%	3,628,492	81%
3	250,495	5%	449,511	10%
4	55,022	1%	87,088	2%
5	72,399	2%	30,404	0%

Total	$4,630,733	100%	$4,497,395	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

We generated investment income of $131,943 and $119,991 for the three months ended March 31, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $122,126 and $111,138 of cash income earned as well as $9,817 and $8,853 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

During the three months ended March 31, 2017 and 2016, we generated $110,464 and $117,100, respectively, of interest income, which represented 83.7% and 97.6%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.

During the three months ended March 31, 2017 and 2016, we generated $21,479 and $2,891, respectively, of fee income, which represented 16.3% and 2.4%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.

The decrease in interest income and the increase in fee income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the prepayment of several large investments during the three months ended March 31, 2017 and the refinancing of certain investments during the twelve months ended March 31, 2017.

Expenses

Our net operating expenses were $61,946 and $56,633 for the three months ended March 31, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of

$22,285 and $21,007, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of $3,183 and $3,001, for the three months ended March 31, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of $867 and $1,028 for the three months ended March 31, 2017 and 2016, respectively.

FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended March 31, 2017 and 2016, we accrued a subordinated incentive fee on income of $17,499 and $15,840, respectively. During the three months ended March 31, 2017 and 2016, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.

We recorded interest expense of $19,611 and $16,534 for the three months ended March 31, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended March 31, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $431 and $350, respectively, and fees and expenses incurred with our stock transfer agent totaled $495 and $537, respectively. Fees for our board of directors were $276 and $272 for the three months ended March 31, 2017 and 2016, respectively.

Our other general and administrative expenses totaled $482 and $1,065 for the three months ended March 31, 2017 and 2016, respectively, and consisted of the following:

	Three Months Ended March 31,
	2017	2016
Expenses associated with our independent audit and related fees	$126	$70
Legal fees	35	138
Printing fees	278	382
Other	43	475

Total	$482	$1,065

During the three months ended March 31, 2017 and 2016, the ratio of our net expenses to our average net assets was 2.12% and 2.14%, respectively. During the three months ended March 31, 2017 and 2016, the ratio of our net expenses to average net assets included $19,611 and $16,534, respectively, related to interest expense and $17,499 and $15,840, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.85% and 0.92% for the three months ended March 31, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.

Net Investment Income

Our net investment income totaled $69,997 ($0.21 per share) and $63,358 ($0.20 per share) for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment income can primarily be attributed to an increase in fee income during the three months ended March 31, 2017.

Net Realized Gains or Losses

We sold investments and received principal repayments of $90,079 and $326,453, respectively, during the three months ended March 31, 2017, from which we realized a net loss of $19,501. We sold investments and received principal repayments of $31,630 and $147,530, respectively, during the three months ended March 31, 2016, from which we realized a net loss of $14,602. During the three months ended March 31, 2016, we also realized net gains of $3 from settlements on foreign currency.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency

For the three months ended March 31, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $58,153 and the net change in unrealized appreciation (depreciation) on the secured borrowing was $(34). For the three months ended March 31, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $(60,184). The net change in unrealized appreciation (depreciation) on our investments during the three months ended March 31, 2017 was driven by the appreciation of several investments in select portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $108,615 ($0.33 per share) and $(11,425) ($(0.04) per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $206,089 in cash, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $84,121 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2017, we had twenty-one senior secured loan investments with aggregate unfunded commitments of $177,708, one unfunded commitment to purchase up to $315 in shares of preferred stock and one unfunded commitment to purchase up to $21 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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

Distribution Reinvestment Plan

Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the three months ended March 31, 2017 was $31,286 for which we issued 3,469,599 shares of common stock. During the period from April 1, 2017 to May 2, 2017, we issued 1,139,836 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of $9.10 for gross proceeds of $10,369.

Share Repurchase Program

To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.

The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the three months ended March 31, 2017 and 2016:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
Fiscal 2017
December 31, 2016	January 4, 2017	2,344,810	100%	0.72%	$8.950	$20,986

On April 5, 2017, we repurchased 3,353,328 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 1.02% of the shares outstanding as of such date) at $9.10 per share for aggregate consideration totaling $30,515.

For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.

Financing Arrangements

Below is a summary of our outstanding financing arrangements as of March 31, 2017:

Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$172,433	$27,567	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$103,300	$46,700	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note (1)	$120,000	$—	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)	Interest under the FSIC II revolving credit facility for (i) loans for which we had elected the base rate option is payable at a rate equal to 0.75% per annum plus the greatest of (a) the “U.S. Prime Rate” as published in The Wall Street Journal, (b) the federal funds effective rate for such day plus 0.5%, (c) the three-month LIBOR plus 1% per annum and (d) zero; and (ii) loans for which we had elected the Eurocurrency option is payable at a rate equal to LIBOR plus 1.75% per annum.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2017 were $2,037,226 and 3.60%, respectively. As of March 31, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.58%.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2017 and 2016:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
Fiscal 2017
March 31, 2017	$0.1885	$61,436

On March 14, 2017 and May 8, 2017, our board of directors declared regular monthly cash distributions for April 2017 through June 2017 and July 2017 through September 2017, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.

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

We intend to continue to make our regular distributions in the form of cash, unless stockholders elect to receive their distributions in additional shares of our common stock under our distribution reinvestment plan. From time to time and not less than quarterly, FSIC II Advisor must review our accounts to determine whether cash distributions are appropriate. We intend to distribute pro rata to our stockholders funds received by us which FSIC II Advisor deems unnecessary for us to retain. We may fund our cash distributions to stockholders from any sources of funds legally available to us, including proceeds from the sale of shares of our common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and reimbursements of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees. We have not established limits on the amount of funds we may use from available sources to make distributions.

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

Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the three months ended March 31, 2017 and 2016 was funded through the reimbursement of operating expenses by FS Investments. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the three months ended March 31, 2017 and 2016:

Three Months Ended March 31,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	61,436	100%	60,744	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—

Total	$61,436	100%	$60,744	100%

(1)	During the three months ended March 31, 2017 and 2016, 92.6% and 92.6%, respectively, of our gross investment income was attributable to cash income earned, 2.9% and 3.0%, respectively, was attributable to non-cash accretion of discount and 4.5% and 4.4%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the three months ended March 31, 2017 and 2016 was $53,897 and $61,262, respectively. As of March 31, 2017, we had $50,264 of undistributed net investment income and $120,145 of capital loss carryover on a tax basis. As of December 31, 2016, we had $57,803 of undistributed net investment income and $104,745 of accumulated capital losses on a tax basis.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2017 and 2016.

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

Our investments as of March 31, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, five senior secured bond investments and eleven subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of March 31, 2017. Two senior secured loan investments and two equity/other investments, which were newly-issued and purchased near March 31, 2017, were valued at cost, as our board of directors determined that the cost of each such investment was the best indication of its fair value. Except as described above, we valued our other investments, including five equity/

other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.

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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. We record prepayment premiums on loans and securities as fee income when we earn such amounts.

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

While the investment advisory and administrative services agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the AICPA Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to FSIC II Advisor if our entire portfolio was liquidated at its fair value as of the balance sheet date even though FSIC II Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

Subordinated Income Incentive Fee

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of our investments and amounts paid for share repurchases pursuant to our share repurchase program. As a result, FSIC II Advisor will not earn this part of the incentive fee for any quarter until our pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.875%. Once our pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FSIC II Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until our pre-incentive fee net investment income for such quarter equals 2.34375%, or 9.375% annually, of adjusted capital. Thereafter, FSIC II Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Uncertainty in Income Taxes

We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2017 and 2016, we did not incur any interest or penalties.

Contractual Obligations

We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of the base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. See Note 4 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of this agreement.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2017 is as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Goldman Facility(1)	$400,000	—	$400,000	—	—
Cooper River Credit Facility(2)	$172,433	—	—	$172,433	—
Wissahickon Creek Credit Facility(3)	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(4)	$250,000	—	—	$250,000	—
Dunning Creek Credit Facility(5)	$103,300	$103,300	—	—	—
Juniata River Credit Facility(6)	$850,000	—	—	$850,000	—
FSIC II Revolving Credit Facility(7)	$120,000	—	—	$120,000	—
Partial Loan Sale(8)	$8,214	—	—	—	$8,214

(1)	At March 31, 2017, no amounts remained unused under the Goldman facility. Amounts outstanding under the Goldman facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2018.

(2)	At March 31, 2017, $27,567 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(3)	At March 31, 2017, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 18, 2022.

(4)	At March 31, 2017, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

(5)	At March 31, 2017, $46,700 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2017.

(6)	At March 31, 2017, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

(7)	At March 31, 2017, no amounts remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

(8)	All amounts will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 29, 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM will receive 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets. We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor.

The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2017 and 2016:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2017	2016
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,285	$21,007
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$17,499	$15,840
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$867	$1,028

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amounts shown for the three months ended March 31, 2017 and 2016 are net of waivers of $3,183 and $3,001, respectively. During the three months ended March 31, 2017 and 2016, $21,610 and $19,436, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2017, $22,285 in base management fees were payable to FSIC II Advisor.

(2)	During the three months ended March 31, 2017 and 2016, $16,493 and $14,617, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2017, a subordinated incentive fee on income of $17,499 was payable to FSIC II Advisor.

(3)	During the three months ended March 31, 2017 and 2016, $842 and $978, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $803 and $1,291 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2017 and 2016, respectively.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 77.0% of our portfolio investments (based on fair value) paid variable interest rates, 15.0% paid fixed interest rates, 7.0% were non-income producing senior secured loans or equity/other investments and the remaining 1.0% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2017:

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 115 basis points	$(6,514)	$(20,599)	$14,085	4.0%
No change	—	—	—	—
Up 100 basis points	33,337	17,912	15,425	4.4%
Up 300 basis points	104,972	53,735	51,237	14.7%
Up 500 basis points	176,707	89,559	87,148	24.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017 and 2016, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2017, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2017	2,344,810	$8.95	2,344,810	(1)
February 1 to February 28, 2017	—	—	—	—
March 1 to March 31, 2017	—	—	—	—

Total	2,344,810	$8.95	2,344,810	(1)

(1)	The maximum number of shares available for repurchase on January 1, 2017 was 7,929,117. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit (b) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.5	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)

10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)

10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.9	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)

10.10	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.11	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.12	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.13	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.14	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.15	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.16	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.17	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.18	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.19	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.24	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.25	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.26	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.27	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.28	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.29	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)

10.30	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.31	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

10.32	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.33	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.34	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.35	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.36	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.37	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.38	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)

10.39	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.4	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.41	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.42	Amended and Restated Sale and Contribution Agreement, dated as of December 15, 2014, by and between the Company and Green Creek LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.43	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.44	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.45	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.46	Revolving Credit Agreement, dated as of December 15, 2014, by and between the Company and Schuylkill River LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.47	Amended and Restated Investment Management Agreement, dated as of December 15, 2014, by and between Green Creek LLC and the Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.48	Collateral Administration Agreement, dated as of December 15, 2014, by and among Green Creek LLC, the Company and Virtus Group, LP. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)

10.49	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.54	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.55	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.56	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.57	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2017.

FS INVESTMENT CORPORATION II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Goebel
William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)