Form 10-Q
period 2017-06-30
FS Investment Corp II
filed 2017-08-11
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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
Registrant’s telephone number, including area code: (215) 495-1150
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or a emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
The issuer had 324,710,543 shares of common stock outstanding as of August 1, 2017.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,390,237 and $4,270,442, respectively)	$4,401,584	$4,212,299
Non-controlled/affiliated investments (amortized cost—$293,941 and $266,825, respectively)	305,880	285,096
Controlled/affiliated investments (amortized cost— $37,576 and $0, respectively)	26,147	—
Total investments, at fair value (amortized cost—$4,721,754 and $4,537,267, respectively)	4,733,611	4,497,395
Cash	267,415	347,076
Foreign currency, at fair value (cost—$13,628 and $0, respectively)	14,227	—
Receivable for investments sold and repaid	27,401	73,994
Interest receivable	38,393	43,078
Deferred financing costs	6,954	6,315
Prepaid expenses and other assets	255	—
Total assets	$5,088,256	$4,967,858
Liabilities
Payable for investments purchased	$5,314	$14,089
Repurchase agreements payable (net of deferred financing costs of $0 and $1,065, respectively)(1)	—	398,935
Credit facilities payable (net of deferred financing costs of $6,134 and $5,534, respectively)	2,069,996	1,569,845
Secured borrowing, at fair value (amortized proceeds of $8,147 and $8,139, respectively)(2)	8,317	8,273
Stockholder distributions payable	10,608	10,181
Management fees payable	22,547	21,610
Subordinated income incentive fees payable(3)	14,716	16,493
Administrative services expense payable	1,129	792
Interest payable	14,856	13,669
Directors’ fees payable	295	282
Other accrued expenses and liabilities	1,628	3,829
Total liabilities	2,149,406	2,057,998
Commitments and contingencies(4)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 328,095,346 and 326,909,727 shares issued and outstanding, respectively	328	327
Capital in excess of par value	3,026,825	3,015,993
Accumulated undistributed net realized gains (losses) on investments and gain/loss on foreign currency(5)	(163,469)	(120,529)
Accumulated undistributed net investment income(5)	63,663	54,075
Net unrealized appreciation (depreciation) on investments and secured borrowing	11,503	(40,006)
Total stockholders’ equity	2,938,850	2,909,860
Total liabilities and stockholders’ equity	$5,088,256	$4,967,858
Net asset value per share of common stock at period end	$8.96	$8.90

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$97,900	$109,906	$201,655	$224,495
Fee income	17,621	7,972	39,100	10,863
Dividend income	11	—	11	—
From non-controlled/affiliated investments:
Interest income	8,329	2,632	13,821	5,143
Fee income	—	700	—	700
From controlled/affiliated investments:
Interest income	—	—	1,217	—
Total investment income	123,861	121,210	255,804	241,201
Operating expenses
Management fees(1)	25,768	24,346	51,236	48,354
Subordinated income incentive fees(2)	14,716	15,744	32,215	31,584
Administrative services expenses	864	1,029	1,731	2,057
Stock transfer agent fees	501	506	996	1,043
Accounting and administrative fees	438	351	869	701
Interest expense	20,574	17,625	40,185	34,159
Directors’ fees	295	273	571	545
Other general and administrative expenses	1,394	1,403	1,876	2,468
Operating expenses	64,550	61,277	129,679	120,911
Management fee waiver(1)	(3,221)	(3,043)	(6,404)	(6,044)
Net expenses	61,329	58,234	123,275	114,867
Net investment income	62,532	62,976	132,529	126,334
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(23,756)	(32,219)	(43,257)	(46,821)
Net realized gain (loss) on foreign currency	317	—	317	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(4,222)	144,584	69,490	81,775
Non-controlled/affiliated investments	9,227	1,809	(6,332)	4,434
Controlled/affiliated investments	(11,429)	—	(11,429)	—
Net change in unrealized appreciation (depreciation) on secured borrowing	(2)	—	(36)	—
Net change in unrealized gain (loss) on foreign currency	(184)	—	(184)	—
Total net realized and unrealized gain (loss)	(30,049)	114,174	8,569	39,391
Net increase (decrease) in net assets resulting from operations	$32,483	$177,150	$141,098	$165,725
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.10	$0.55	$0.43	$0.51
Weighted average shares outstanding	326,055,490	323,535,582	325,928,908	322,955,111

(1)
See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 and Note 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30, 2017
	2017	2016
Operations
Net investment income	$132,529	$126,334
Net realized gain (loss) on investments and foreign currency	(42,940)	(46,818)
Net change in unrealized appreciation (depreciation) on investments	51,729	86,209
Net change in unrealized appreciation (depreciation) on secured borrowing	(36)	—
Net change in unrealized gain (loss) on foreign currency	(184)	—
Net increase (decrease) in net assets resulting from operations	141,098	165,725
Stockholder distributions(1)
Distributions from net investment income	(122,941)	(121,720)
Net decrease in net assets resulting from stockholder distributions	(122,941)	(121,720)
Capital share transactions(2)
Reinvestment of stockholder distributions	62,334	74,576
Repurchases of common stock	(51,501)	(37,751)
Net increase in net assets resulting from capital share transactions	10,833	36,825
Total increase (decrease) in net assets	28,990	80,830
Net assets at beginning of period	2,909,860	2,690,412
Net assets at end of period	$2,938,850	$2,771,242
Accumulated undistributed net investment income(1)	$63,663	$39,638

(1)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(2)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30, 2017
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$141,098	$165,725
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,223,354)	(377,800)
Paid-in-kind interest	(10,932)	(9,900)
Proceeds from sales and repayments of investments	1,017,563	510,081
Net realized (gain) loss on investments	43,257	46,821
Net change in unrealized (appreciation) depreciation on investments	(51,729)	(86,209)
Net change in unrealized (appreciation) depreciation on secured borrowing	36	—
Accretion of discount	(11,021)	(7,732)
Amortization of deferred financing costs and discount	2,648	1,687
(Increase) decrease in receivable for investments sold and repaid	46,593	(46,252)
(Increase) decrease in interest receivable	4,685	(20,569)
(Increase) decrease in prepaid expenses and other assets	(255)	114
Increase (decrease) in payable for investments purchased	(8,775)	5,173
Increase (decrease) in management fees payable	937	(226)
Increase (decrease) in subordinated income incentive fees payable	(1,777)	(510)
Increase (decrease) in administrative services expense payable	337	(201)
Increase (decrease) in interest payable	1,187	949
Increase (decrease) in directors’ fees payable	13	(4)
Increase (decrease) in other accrued expenses and liabilities	(2,201)	(2,676)
Net cash provided by (used in) operating activities	(51,690)	178,471
Cash flows from financing activities
Reinvestment of stockholder distributions	62,334	74,576
Repurchases of common stock	(51,501)	(37,751)
Stockholder distributions	(122,514)	(132,092)
Borrowings under credit facilities(1)	620,751	80,000
Borrowings under repurchase agreements(2)	—	—
Proceeds from secured borrowing(3)	—	—
Repayments of credit facilities(1)	(120,000)	(15,961)
Repayments of repurchase agreement	(400,000)	—
Deferred financing costs paid	(2,814)	(628)
Net cash provided by financing activities	(13,744)	(31,856)
Total increase (decrease) in cash	(65,434)	146,615
Cash at beginning of period	347,076	228,781
Cash at end of period	$281,642	$375,396
Supplemental disclosure
Local and excise taxes paid	$1,995	$2,069

(1)
See Note 8 for a discussion of the Company’s credit facilities. During the six months ended June 30, 2017 and 2016, the Company paid $29,140 and $16,444, respectively, in interest expense on the credit facilities.

(2)
See Note 8 for a discussion of the Company’s repurchase transactions. During the six months ended June 30, 2017 and 2016, the Company paid $6,982 and $15,079, respectively, in interest expense pursuant to its repurchase agreements.

(3)
See Note 8 for a discussion of the Company’s secured borrowing. During the six months ended June 30, 2017 and 2016, the Company paid $228 and $0, respectively, in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—111.1%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$9,212	$9,236	$9,212
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	9,788	9,788	9,788
A.T. Cross Co.	(f)(m)(n)(y)	Retailing	L+500, 5.0% PIK (5.0% Max PIK)	1.0%	9/6/19	49,803	37,576	26,147
Abaco Energy Technologies LLC	(f)(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	25,893	24,992	24,534
Actian Corp.	(f)(g)(j)	Software & Services	L+786	1.0%	6/30/22	45,714	45,714	45,714
AG Group Merger Sub, Inc.	(f)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,733	62,733	63,674
All Systems Holding LLC	(h)(j)(k)	Commercial & Professional Services	L+770	1.0%	10/31/23	93,000	93,000	94,395
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,909
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	897
Ascension Insurance, Inc.	(f)(g)(h)(j)	Insurance	L+825	1.3%	3/5/19	78,695	78,249	79,777
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	28,182
ASG Technologies Group, Inc.	(g)(h)(j)(x)	Software & Services	L+785, 1.2% PIK (1.2% Max PIK)	1.0%	4/30/20	91,791	91,641	92,595
Aspect Software, Inc.		Software & Services	L+1000	1.0%	5/25/18	1,434	1,434	1,431
Aspect Software, Inc.	(p)	Software & Services	L+1000	1.0%	5/25/18	416	416	415
Aspect Software, Inc.	(j)	Software & Services	L+1000	1.0%	5/25/20	3,667	3,667	3,677
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	657
Atlas Aerospace LLC	(f)(k)	Capital Goods	L+802	1.0%	5/8/19	57,000	57,000	57,855
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,935	1,916	1,916
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	25,896	25,206	25,637
AVF Parent, LLC	(f)(j)	Retailing	L+725	1.3%	3/1/24	42,731	42,731	43,770
AVF Parent, LLC	(p)	Retailing	L+725	1.3%	3/1/24	12,900	12,900	13,213
BenefitMall Holdings, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+725	1.0%	11/24/20	108,390	108,390	108,932
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,295	15,586	15,969
Cadence Aerospace Finance, Inc.	(f)	Capital Goods	L+575	1.3%	5/9/18	2,702	2,707	2,632
Caesars Entertainment Resort Properties, LLC	(j)	Consumer Services	L+600	1.0%	10/11/20	9,596	9,276	9,660
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,350
Cimarron Energy Inc.	(k)	Energy	L+1150 PIK (11.5% Max PIK)	1.0%	12/15/19	23,289	23,289	22,940
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	4,982	4,974	4,882
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	2,296	2,296	2,296
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	3,965	3,965	3,965
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	47,760	47,760	48,059
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	$29,217	$29,217	$29,400
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	137,801	137,801	138,145
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,608	11,291	11,666
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	14,888	14,557	15,033
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,907	6,950
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,550	89,550	90,446
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,567	2,567	2,555
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,690	1,690	718
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,086	13,086	13,161
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,063	4,052	2,824
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,975	4,553	3,109
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	22,647	22,761	22,704
Greystone Equity Member Corp.	(o)	Diversified Financials	L+1100		3/31/21	1,036	1,036	1,045
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+1100		3/31/21	16,317	16,317	16,357
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,889	4,758	4,583
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+948	1.0%	3/26/21	64,286	64,286	63,964
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,984	47,984	48,257
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,628	130,628	131,281
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,694	12,694	12,884
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+857	1.0%	11/6/21	20,495	20,495	20,751
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	73,000	72,292	73,157
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,301
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	33,342	33,342	33,675
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,788	15,228	15,969
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	60,279	60,279	49,881
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+875	1.5%	6/30/19	1,974	1,976	1,960
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	19,750	19,031	19,985
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,693	11,714	10,838
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,411	5,383	4,998
MSO of Puerto Rico, Inc.	(f)	Health Care Equipment & Services	L+875	1.5%	6/30/19	1,435	1,437	1,425
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	$1,677	$1,677	$1,677
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21	9,503	9,503	9,503
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+438	4.5%	5/5/23	84,472	84,472	84,894
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,690	49,938
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+811	1.0%	9/2/22	76,094	76,094	77,046
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	11,375	11,375	11,517
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+804	1.3%	9/10/19	64,921	64,921	63,947
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22	67,500	67,500	67,500
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22	63,068	63,068	64,645
Polymer Additives, Inc.	(h)(k)	Materials	L+978	1.0%	12/19/22	29,005	29,005	29,150
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	45,119	45,119	45,458
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19	137,162	137,162	147,792
Production Resource Group, LLC	(p)	Media	L+750	1.0%	1/14/19	5,171	5,171	5,572
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	57,165	54,828	56,665
PSKW, LLC	(f)(g)(j)	Health Care Equipment & Services	L+829	1.0%	11/25/21	26,000	26,000	26,135
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23	7,650	7,650	7,765
Rogue Wave Software, Inc.	(j)	Software & Services	L+860	1.0%	9/25/21	19,913	19,913	20,112
Safariland, LLC	(h)(j)	Capital Goods	L+769	1.1%	11/18/23	70,234	70,234	71,112
Safariland, LLC	(p)	Capital Goods	L+725	1.1%	11/18/23	13,867	13,867	14,040
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22	157,695	157,695	159,272
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	98,950	98,688	99,630
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	7,818	5,562	376
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24	104,545	104,545	106,244
Strike, LLC		Energy	L+800	1.0%	5/30/19	1,000	932	1,023
Strike, LLC	(p)	Energy	L+800	1.0%	5/30/19	4,000	4,000	4,090
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22	7,313	7,109	7,495
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+500	1.0%	3/29/19	10,749	10,298	10,705
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	19,488	19,489	19,537
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,586	4,587	4,110
Trace3, LLC	(g)(j)	Software & Services	L+775	1.0%	6/6/23	53,750	53,750	53,817
Transplace Texas, LP	(j)	Transportation	L+743	1.0%	9/16/21	22,038	22,038	22,203
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	66,971	66,971	67,223
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+781	1.0%	1/5/22	$40,000	$40,000	$40,624
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22	9,524	9,524	9,672
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	1,119	1,116	1,005
Vertellus Performance Chemicals LLC	(j)(k)	Materials	L+950	1.0%	1/30/20	65,000	65,000	60,749
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,335	42,335	41,330
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	2,931
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	121,739	121,739	123,412
Weight Watchers International, Inc.	(f)(i)(k)(l)(o)	Consumer Services	L+325	0.8%	4/2/20	40,716	38,218	39,301
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23	15,000	14,706	14,850
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	995	988	975
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,143	28,538
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,147	8,297
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,186
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,334
Total Senior Secured Loans—First Lien							3,513,713	3,516,124
Unfunded Loan Commitments							(250,397)	(250,397)
Net Senior Secured Loans—First Lien							3,263,316	3,265,727
Senior Secured Loans—Second Lien—14.8%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,470	6,948
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,349	24,349	24,288
Ascent Resources—Marcellus, LLC	(f)(m)(n)	Energy	L+750	1.0%	8/4/21	3,333	3,291	350
ASG Technologies Group, Inc.	(j)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	26,989	20,540	27,259
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20	3,272	3,107	2,699
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,999	16,999	16,999
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,949	6,488
Chief Exploration & Development LLC	(f)	Energy	L+650	1.0%	5/16/21	1,174	1,167	1,136
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	850	850	864
Chisholm Oil and Gas Operating, LLC	(p)	Energy	L+800	1.0%	3/21/24	150	150	152
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	8,032	7,213	8,112
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	$7,778	$7,789	$3,571
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,479	1,479	629
Fieldwood Energy LLC	(e)(k)	Energy	L+713	1.3%	9/30/20	2,290	1,805	1,288
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,400	13,763
Inmar, Inc.	(k)	Software & Services	L+825	1.0%	4/28/25	2,615	2,577	2,597
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,739	3,547
Jonah Energy LLC	(e)	Energy	L+650	1.0%	5/12/21	1,250	1,109	1,200
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	33,950	33,942	34,120
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	14,008	13,907	12,755
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	10,000	9,802	9,825
National Surgical Hospitals, Inc.	(j)	Health Care Equipment & Services	L+900	1.0%	6/1/23	17,500	17,500	17,607
Neff Rental LLC	(k)	Capital Goods	L+625	1.0%	6/9/21	7,072	7,050	7,094
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,671	13,950
Paw Luxco II Sarl	(m)(n)(o)	Consumer Durables & Apparel	EURIBOR+950		1/29/19	€5,727	7,269	370
Peak 10, Inc.	(g)	Software & Services	L+725	1.0%	6/17/22	$5,500	5,464	5,514
Production Resource Group, LLC	(f)(g)(h)(j)	Media	L+850	1.0%	7/23/19	95,599	95,599	89,624
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,084	13,900
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,186	3,926
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	73,682	63,603	54,849
TNS, Inc.	(g)(i)(k)	Software & Services	L+800	1.0%	8/14/20	43,475	43,250	43,692
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,911	6,568
Total Senior Secured Loans—Second Lien							470,221	435,684
Unfunded Loan Commitments							(150)	(150)
Net Senior Secured Loans—Second Lien							470,071	435,534
Senior Secured Bonds—5.5%
Advanced Lighting Technologies, Inc.	(e)(j)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	38,718	14,572	15,294
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,303
Caesars Entertainment Resort Properties, LLC	(i)(j)	Consumer Services	11.0%		10/1/21	37,350	37,856	40,151
CEVA Group Plc	(i)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,697
CEVA Group Plc	(i)(o)	Transportation	7.0%		3/1/21	5,000	4,452	4,681
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	$7,500	$7,500	$7,500
Diamond Resorts International, Inc.	(k)	Consumer Services	7.8%		9/1/23	10,000	10,000	10,624
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	45,038	45,444
Global A&T Electronics Ltd.	(e)(k)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,092	14,508
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	325	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,882	7,058
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,086	2,086	2,086
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	10,000	10,000	9,742
Total Senior Secured Bonds							161,136	160,419
Subordinated Debt—17.0%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	40,000	40,000	40,075
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,130	5,512	5,512
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,937	4,507
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,342
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,558	19,557
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,876	48,972
Coveris Holdings S.A.	(i)(k)(l)(o)	Materials	7.9%		11/1/19	24,634	24,345	24,372
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,018	9,141
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	243	140
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	788	788	789
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,007	5,007	5,007
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,035	1,035	1,035
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	974	974	974
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	7,189	7,189	7,189
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,176	1,176	1,176
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$616	$616	$616
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,863	1,863	1,863
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,191
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	26,899	21,618
Mood Media Corp.	(o)(x)	Media	10.0%		8/6/23	6,930	6,143	6,410
Mood Media Corp.	(e)(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	23,104	23,104	23,104
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	124,186	141,750
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	31,353	31,268	32,049
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	286
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,096	5,149
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,530	4,690
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,740
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	34,992	36,769
Total Subordinated Debt							479,671	500,023
Collateralized Securities—0.7%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	12.2%		7/15/25	17,000	7,536	9,115
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,006	1,056
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.9%		1/25/27	12,140	9,332	9,939
Total Collateralized Securities							17,874	20,110

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—12.0%
5 Arches, LLC, Common Equity	(n)(o)(r)	Diversified Financials	10,000	$250	$250
A.T. Cross Co., Common Equity, Class A Units	(e)(n)(y)	Retailing	1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(e)(n)(y)	Retailing	243,478	243	—
A.T. Cross Co., GSO Special Unit	(n)(y)	Retailing	1	—	—
Abaco Energy Technologies LLC, Common Equity	(n)	Energy	3,055,556	3,056	153
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy	12,734,481	637	637
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel	88,571	89	71
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel	8,768,572	8,769	7,064
Advanced Lighting Technologies, Inc., Preferred Equity	(n)	Materials	1,652	—	—
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	462	462
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	955,284	955	955
Amaya Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	17,220
AP Exhaust Holdings, LLC, Class A1 Common Units	(n)(r)	Automobiles & Components	84	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(n)(r)	Automobiles & Components	8,295	9,248	9,248
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	32,184
ASG Technologies Group, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	23,288
ASG Technologies Group, Inc., Warrants, 6/27/2022	(n)(x)	Software & Services	253,704	7,231	3,932
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services	403,955	19,021	15,290
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	109
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(j)(n)	Health Care Equipment & Services	94,193	686	693
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	35
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy	58,533	59	59
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,675,487	3,322	1,470
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	376
DHS Technologies LLC, Common Equity	(e)(n)	Capital Goods	60,872	5,000	621
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	17
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services	33,216	332	332
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	957
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	5,070
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	54,104	13,526	20,289
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy	43,875	10,969	17,111
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)(o)	Commercial & Professional Services	6,228,856	6,229	7,163
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	$1,227	$1,467
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,700
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,688
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,747
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods	—	—	337
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,425	11,934	12,536
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	—
Mood Media Corp., Common Equity	(n)(o)(x)	Media	17,400,835	12,644	15,356
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	30,115	11,940
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services	2,916,667	2,917	3,500
PDI Parent LLC, Common Equity	(n)	Capital Goods	2,076,923	2,077	2,181
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	6,900
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	36,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	4,312
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	4,729
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,045
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	253,009	5,647	4,354
Sequential Brands Group, Inc., Common Equity	(e)(n)	Consumer Durables & Apparel	408,685	5,517	1,631
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	33,521
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services	261,364	5,227	5,515
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,047
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	193
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,009	625
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	3,427
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	4,639
Titan Energy, LLC, Common Equity	(e)(n)	Energy	200,040	6,321	1,550
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	8,537
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy	1,613,753	1,372	1,170
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services	620,025	4,929	5,777
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services	563,932	4,929	5,002
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(n)	Software & Services	84,590	—	316
Total Equity/Other				329,686	351,798
TOTAL INVESTMENTS—161.1%				$4,721,754	4,733,611
LIABILITIES IN EXCESS OF OTHER ASSETS—(61.1%)					(1,794,761)
NET ASSETS—100.0%					$2,938,850

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.30%, the Euro Interbank Offered Rate, or EURIBOR, was (0.33)% and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

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

(k)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Citibank, N.A. (see Note 8).

(l)
Position or portion thereof unsettled as of June 30, 2017.

(m)
Security was on non-accrual status as of June 30, 2017.

(n)
Security is non-income producing.

(o)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2017, 88.3% of the Company’s total assets represented qualifying assets.

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

(u)
Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of  £1.00 to USD$1.30 as of June 30, 2017.

(v)
The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of June 30, 2017 (see Note 8).

(w)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD$1.00 to USD$0.77 as of June 30, 2017.

(x)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2017:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	$28,081	$(31,709)	—	—	—	—	$3,628	—	—	—	—
ASG Technologies Group, Inc.	$80,505	—	$12,477	—	$21	—	$(408)	$92,595	$4,230	—	—
Warren Resources, Inc.(2)	$42,122	—	$213	—	—	—	$(1,076)	$41,259	$2,352	—	—
Senior Secured Loans—Second Lien
ASG Technologies Group, Inc.	$26,179	—	—	—	$351	—	$729	$27,259	$1,630	—	—
JW Aluminum Co.	$34,410	—	$133	—	$1	—	$(424)	$34,120	$1,631	—	—
Logan’s Roadhouse, Inc.	$10,355	—	$3,074	—	$9	—	$(683)	$12,755	$638	—	—
Subordinated Debt
Mood Media Corp.	—	$6,143	—	—	—	—	$267	$6,410	$376	—	—
Mood Media Corp.	—	—	$23,104	—	—	—	—	$23,104	$2,101	—	—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
ASG Technologies Group, Inc. Common Equity	$29,477	—	—	—	—	—	$(6,189)	$23,288	—	—	—
ASG Technologies Group, Inc., Warrants, 6/27/2022	$6,444	—	—	—	—	—	$(2,512)	$3,932	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	$11,854	—	$655	—	—	—	$27	$12,536	$863	—	—
Mood Media Corp.	—	—	$12,644	—	—	—	$2,712	$15,356	—	—	—
Roadhouse Holding Inc., Common Equity	$5,472	—	—	—	—	—	$(743)	$4,729	—	—	—
Warren Resources, Inc., Common Equity	$10,197	—	—	—	—	—	$(1,660)	$8,537	—	—	—

(1)
During the three months ended June 30, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and it is now deemed to “control” the portfolio company.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $3,002 and a fair value of  $2,931.

(3)
Interest, fee and dividend income presented for the full six months ended June 30, 2017.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of June 30, 2017
(in thousands, except share amounts)

(y)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2017	Interest Income(2)	Fee Income(2)	Dividend Income(2)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	—	$31,709	$5,053	—	$814	—	$(11,429)	$26,147	$1,217	—	—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	—	—	—	—	—	—	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—

(1)
During the three months ended June 30, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and it is now deemed to “control” the portfolio company.

(2)
Interest, fee and dividend income presented for the full six months ended June 30, 2017.

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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	$5,021	$5,010	$4,927
CSafe Acquisition Co., Inc.		Capital Goods	L+725		11/1/21	835	835	835
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		11/1/21	5,426	5,426	5,426
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725		10/31/23	48,000	48,000	48,000
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725		10/31/23	29,217	29,217	29,217
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,667	11,321	11,754
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	14,963	14,604	15,031
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,958	6,895	7,002
Emerging Markets Communications, LLC	(f)(g)	Telecommunication Services	L+575	1.0%	7/1/21	12,805	11,985	12,613
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	90,000	90,000	90,797
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	L+800	1.0%	1/3/20	2,492	2,492	2,517
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,608	1,608	1,463
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,153	13,153	12,963
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,084	4,072	2,144
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	33,076	33,209	33,366
Greystone Equity Member Corp.	(e)(o)(p)	Diversified Financials	L+1100		3/31/21	6,924	6,924	6,984
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,988	4,844	5,025
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+955	1.0%	3/26/21	64,286	64,286	65,009
H.M. Dunn Co., Inc.	(p)	Capital Goods	L+775	1.0%	3/26/21	21,429	21,429	21,670
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	48,227	48,227	47,530
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	126,026	126,026	127,916
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	13,045	13,045	13,241
Intralinks, Inc.	(f)(g)(j)(o)	Software & Services	L+525	2.0%	2/24/19	24,313	24,197	24,099
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+857	1.0%	11/6/21	18,995	18,995	18,995
JSS Holdings, Inc.	(f)	Capital Goods	L+650	1.0%	8/31/21	7,500	7,085	7,462
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	35,000	35,000	35,350
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	17,000	15,305	15,810
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 1.5% PIK (1.5% Max PIK)	1.3%	1/23/20	59,981	59,981	57,657
MMM Holdings, Inc.	(f)	Health Care Equipment & Services	L+825	1.5%	6/30/19	2,009	2,013	1,964
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	20,000	19,217	20,200
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,752	11,777	11,619
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,438	5,406	5,411
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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertellus Performance Chemicals LLC	(j)(k)	Materials	L+950	1.0%	1/30/20	$65,000	$65,000	$61,054
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,122	42,122	42,122
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	3,002
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	122,363	122,363	124,657
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,152	28,356
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,139	8,268
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,156
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,319
Total Senior Secured Loans—First Lien							3,049,882	3,027,538
Unfunded Loan Commitments							(163,449)	(163,449)
Net Senior Secured Loans—First Lien							2,886,433	2,864,089
Senior Secured Loans—Second Lien—24.7%
Alison US LLC	(i)(o)	Capital Goods	L+850	1.0%	8/29/22	4,444	4,303	4,311
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,448	6,755
AP Exhaust Acquisition, LLC		Automobiles & Components	12.0% PIK (12.0% Max PIK)		9/28/21	38,889	38,889	33,882
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	23,864	23,864	23,983
Ascent Resources - Marcellus, LLC	(f)	Energy	L+750	1.0%	8/4/21	3,333	3,291	442
Ascent Resources - Utica, LLC	(e)(h)(j)(k)	Energy	L+950	1.5%	9/30/18	248,050	247,400	250,220
ASG Technologies Group, Inc.	(j)(x)	Software & Services	L+1100, 0.0% PIK (6.0% Max PIK)	1.0%	6/27/22	26,989	20,189	26,179
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		7/3/17	3,272	3,129	2,263
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (0.5% Max PIK)	1.3%	8/22/20	16,745	16,745	16,493
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,945	7,200
Chief Exploration & Development LLC	(f)	Energy	L+650	1.3%	5/16/21	1,174	1,166	1,154
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	10,000	8,915	10,050
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,791	3,694
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,400	1,400	1,148
Fieldwood Energy LLC	(e)	Energy	L+713	1.3%	9/30/20	2,667	2,040	1,900
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,366	11,875
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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	$2,288	$458
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	30,115	16,620
North Haven Cadence Buyer, Inc., Common Equity	(n)	Consumer Services	2,916,667	2,917	3,063
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	7,500
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	28,500
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	5,022
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	5,472
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,208
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	112,112	2,803	2,640
Sequential Brands Group, Inc., Common Equity	(e)(n)(o)	Consumer Durables & Apparel	408,685	5,517	1,913
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	36,990
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,089
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	197
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	625
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	5,383
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	7,136
Titan Energy LLC, Common Equity	(e)(n)	Energy	200,040	6,322	4,801
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	10,197
White Star Petroleum Holdings, LLC, Common Equity	(e)(n)	Energy	1,613,753	1,372	1,573
Zeta Interactive Holdings Corp., Preferred Equity	(n)	Software & Services	620,025	4,929	5,552
Total Equity/Other				298,460	340,680
TOTAL INVESTMENTS—154.6%				$4,537,267	4,497,395
LIABILITIES IN EXCESS OF OTHER ASSETS—(54.6%)					(1,587,535)
NET ASSETS—100.0%					$2,909,860

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2017, the Company had eight wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments. including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies, or ASC Topic 946. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Revenue Recognition: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	6,883,757	$62,334	8,874,917	$74,576
Share Repurchase Program	(5,698,138)	(51,501)	(4,494,682)	(37,751)
Net Proceeds from Share Transactions	1,185,619	$10,833	4,380,235	$36,825

Distribution Reinvestment Plan
During the six months ended June 30, 2017 and 2016, the Company issued 6,883,757 and 8,874,917 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of  $62,334 and $74,576 at an average price per share of  $9.06 and $8.40, respectively. During the period from July 1, 2017 to August 1, 2017, the Company issued 1,128,281 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of  $10,272 at an average price per share of  $9.10.

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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the Company’s distribution reinvestment plan and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 8, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company will limit the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the Company’s distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the Company’s distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. The purpose of this amendment was to provide the potential for the repurchase of a greater number of shares of common stock under the share repurchase program, particularly in the early quarters of the calendar year, in light of the limitation relating to proceeds received in connection with the Company’s distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.

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
The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	$30,515
On July 3, 2017, the Company repurchased 4,513,084 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 1.38% of the shares outstanding as of such date) at $9.100 per share for aggregate consideration totaling $41,069.
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
The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, the Company’s sponsor and an affiliate of FSIC II Advisor, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of  (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three and six months ended June 30, 2017 and 2016:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,547	$21,303	$44,832	$42,310
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$14,716	$15,744	$32,215	$31,584
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$864	$1,029	$1,731	$2,057

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three and six months ended June 30, 2017 are net of waivers of  $3,221 and $6,404, respectively, and the amounts shown for three and six months ended June 30, 2016 are net of waivers of  $3,043 and $6,044, respectively. During the six months ended June 30, 2017 and 2016, $43,895 and $42,536, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2017, $22,547 in base management fees were payable to FSIC II Advisor.

(2)
During the six months ended June 30, 2017 and 2016, $33,992 and $32,094, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2017, a subordinated incentive fee on income of  $14,716 was payable to FSIC II Advisor.

(3)
During the six months ended June 30, 2017 and 2016, $1,669 and $1,965, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $1,394 and $2,258 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2017 and 2016, respectively.

Potential Conflicts of Interest
FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain others funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC II Advisor undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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
FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of June 30, 2017, there were no unreimbursed expense support payments subject to future reimbursement by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2017 and 2016:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	$0.1885	$61,505
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 8, 2017 and August 3, 2017, the Company’s board of directors declared regular monthly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2017 and 2016:
Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	122,941	100%	121,720	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$122,941	100%	$121,720	100%

(1)
During the six months ended June 30, 2017 and 2016, 93.2% and 93.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.5% and 2.5%, respectively, was attributable to non-cash accretion of discount and 4.3% and 4.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $129,954 and $121,990, respectively. As of June 30, 2017, the Company had $64,816 of undistributed net investment income and $128,765 of capital loss carryover on a tax basis. As of December 31, 2016, the Company had $57,803 of undistributed net investment income and $104,745 of accumulated capital losses on a tax basis.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2017 and 2016:
	Six Months Ended June 30,
	2017	2016
GAAP-basis net investment income	$132,529	$126,334
GAAP versus tax-basis of consolidation of certain subsidiaries	3,860	2,253
Reclassification or deferral of unamortized original issue discount and prepayment fees	(4,354)	(8,150)
Other miscellaneous differences	(2,081)	1,553
Tax-basis net investment income	$129,954	$121,990

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
As of June 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$64,816	$57,803
Distributable realized gains	—	—
Capital loss carryover(1)	(128,765)	(104,745)
Unamortized organization costs	(154)	(161)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain/loss on foreign currency(2)	(21,233)	(59,357)
Total	$(85,336)	$(106,460)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $22,368 and $106,397, respectively.

(2)
As of June 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $170,924 and $169,146, respectively. As of June 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $192,157 and $228,503, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,754,490 and $4,556,618 as of June 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(21,233) and $(59,357) as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017, the Company had a deferred tax liability of  $13,784 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $25,516 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $11,732. For the six months ended June 30, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,263,316	$3,265,727	69%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	470,071	435,534	9%	749,249	718,971	16%
Senior Secured Bonds	161,136	160,419	3%	168,537	148,085	3%
Subordinated Debt	479,671	500,023	11%	414,320	402,397	9%
Collateralized Securities	17,874	20,110	0%	20,268	23,173	1%
Equity/Other	329,686	351,798	8%	298,460	340,680	7%
Total	$4,721,754	$4,733,611	100%	$4,537,267	$4,497,395	100%

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
As of June 30, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of June 30, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.
As of December 31, 2016, the Company did not “control” any of its portfolio companies. As of December 31, 2016, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, the Company had twenty-three senior secured loan investments with aggregate unfunded commitments of  $250,547, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of  $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$33,987	1%	$206,350	5%
Capital Goods	693,271	15%	418,102	9%
Commercial & Professional Services	556,868	12%	520,703	12%
Consumer Durables & Apparel	303,849	6%	317,282	7%
Consumer Services	489,312	10%	523,918	12%
Diversified Financials	207,051	5%	213,625	5%
Energy	511,340	11%	749,437	17%
Food & Staples Retailing	3,902	0%	5,950	0%
Health Care Equipment & Services	172,856	4%	76,425	2%
Insurance	117,903	2%	84,716	2%
Materials	398,326	8%	329,788	7%
Media	292,746	6%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,699	0%	2,263	0%
Retailing	176,454	4%	140,328	3%
Semiconductors & Semiconductor Equipment	14,508	0%	14,837	0%
Software & Services	441,602	9%	354,714	8%
Technology Hardware & Equipment	63,662	1%	135,841	3%
Telecommunication Services	145,358	3%	159,533	3%
Transportation	107,917	3%	102,989	2%
Total	$4,733,611	100%	$4,497,395	100%

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
As of June 30, 2017 and December 31, 2016, the Company’s investments were categorized as follows in the fair value hierarchy:

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$7,552	$9,383
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,726,059	4,488,012
Total	$4,733,611	$4,497,395

The Company has elected the fair value option under ASC Topic 825, Financial Instruments, relating to accounting for debt obligations at their fair value for its secured borrowing which arose due to partial loan sales which did not meet the criteria for sale treatment under ASC Topic 860. The Company reports changes in the fair value of its secured borrowing as a component of the net change in unrealized appreciation (depreciation) on secured borrowing in the consolidated statements of operations. The net gain or loss reflects the difference between the fair value and the principal amount due on maturity.
The secured borrowing as of June 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information.
As of June 30, 2017 and December 31, 2016, the Company’s secured borrowing was categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2017 (Unaudited)	December 31, 2016
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	8,317	8,273
Total	$8,317	$8,273

The Company’s investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, seven senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of June 30, 2017. One senior secured loan investment which was newly-issued and purchased near June 30, 2017, was valued at cost, as the Company’s board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, the Company valued its other investments, including four equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	4,907	4,164	302	1,645	3	—	11,021
Net realized gain (loss)	524	(9,639)	(19,350)	(16,032)	(167)	1,407	(43,257)
Net change in unrealized appreciation (depreciation)	24,755	(4,259)	19,735	32,275	(669)	(15,434)	56,403
Purchases	913,141	115,429	25,469	130,613	—	35,859	1,220,511
Paid-in-kind interest	2,433	6,490	23	1,330	—	656	10,932
Sales and redemptions	(544,122)	(395,622)	(13,845)	(52,205)	(2,230)	(9,539)	(1,017,563)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,265,727	$435,534	$160,419	$500,023	$20,110	$344,246	$4,726,059
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,952	$(14,621)	$(545)	$12,402	$(512)	$(37,227)	$(25,551)

	For the Six Months Ended June 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	2,218	2,229	1,633	1,555	97	—	7,732
Net realized gain (loss)	2,225	(1,691)	(22,044)	(25,344)	(1,224)	1,257	(46,821)
Net change in unrealized appreciation (depreciation)	21,890	22,244	2,011	40,175	3,877	(4,465)	85,732
Purchases	186,277	38,702	14,914	59,205	—	78,702	377,800
Paid-in-kind interest	1,583	7,083	155	1,079	—	—	9,900
Sales and redemptions	(327,774)	(98,904)	(25,300)	(31,830)	(19,767)	(6,506)	(510,081)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)
Fair value at end of period	$2,688,626	$871,776	$152,569	$363,859	$96,366	$281,127	$4,454,323
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$16,611	$19,581	$(15,358)	$15,098	$2,419	$(1,906)	$36,445

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining market value:
For the Six Months Ended June 30, 2017
Fair value at beginning of period	$(8,273)
Amortization of premium (accretion of discount)	(8)
Net realized gain (loss)	—
Net change in unrealized (appreciation) depreciation	(36)
Proceeds from secured borrowing	—
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—
Fair value at end of period	$(8,317)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(36)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2017 and December 31, 2016 were as follows:
Type of Investment	Fair Value at June 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,786,087	Market Comparables	Market Yield (%)	4.8% - 16.8%	9.1%
			EBITDA Multiples (x)	0.4x - 8.0x	5.2x
	11,507	Other(2)	Other	N/A	N/A
	422,419	Market Quotes	Indicative Dealer Quotes	4.0% - 103.0%	98.1%
	45,714	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans—Second Lien	264,685	Market Comparables	Market Yield (%)	8.3% - 32.5%	16.3%
	17,607	Other(2)	Other	N/A	N/A
	153,242	Market Quotes	Indicative Dealer Quotes	3.3% - 101.6%	91.7%
Senior Secured Bonds	81,700	Market Comparables	Market Yield (%)	9.3% - 12.3%	9.7%
			EBITDA Multiples (x)	4.8x - 7.3x	7.0x
			Production Multiples (Mboe/d)	$36,000.0 - $38,500.0	$37,250.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.7x
	78,719	Market Quotes	Indicative Dealer Quotes	74.3% - 107.6%	99.3%
Subordinated Debt	224,129	Market Comparables	Market Yield (%)	7.8% - 15.3%	9.5%
			EBITDA Multiples (x)	6.0x - 11.3x	6.6x
	275,894	Market Quotes	Indicative Dealer Quotes	52.9% - 106.3%	98.4%
Collateralized Securities	20,110	Market Quotes	Indicative Dealer Quotes	53.6% - 99.6%	70.0%
Equity/Other	286,088	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			Capacity Multiple ($/kW)	$2,750.0 - $3,250.0	$3,000.0
			EBITDA Multiples (x)	1.9x - 15.3x	7.8x
			Production Multiples (Mboe/d)	$36,000.0 - $47,500.0	$38,797.2
			Production Multiples (MMcfe/d)	$6,500.0 - $7,500.0	$7,000.0
			Proved Reserves Multiples (Bcfe)	$1.6 - $1.8	$1.7
			Proved Reserves Multiples (Mmboe)	$9.3 - $11.0	$10.3
			PV-10 Multiples (x)	0.7x - 3.1x	2.4x
		Discounted Cash Flow	Discount Rate (%)	22.8% - 24.8%	23.8%
		Option Valuation Model	Volatility (%)	30.0% - 41.0%	37.6%
	50,092	Other(2)	Other	N/A	N/A
	8,066	Market Quotes	Indicative Dealer Quotes	0.0% - 9.8%	7.6%
Total	$4,726,059
Secured Borrowing	$(8,317)	Market Comparables	Market Yield (%)	(5.9)% - (6.9)%	(6.4)%

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.
	As of June 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$400,000	$100,000	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$172,433	$27,567	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.80%	$149,400	$600	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note (1)	$14,151(2)	$105,849	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

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

(2)
Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of  €12,400 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.14 as of June 30, 2017 to reflect total amount outstanding in U.S. dollars.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $2,064,713 and 3.62%, respectively. As of June 30, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.60%.
	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Repurchase Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$166,033	$33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 19, 2019(1)
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$225,000	$25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	$94,200	$55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	$—	$120,000	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

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
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the JPM facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$—	$4,518	$—	$9,036
Amortization of deferred financing costs	—	10	—	20
Total interest expense	$—	$4,528	$—	$9,056

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the JPM facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$—	$9,036
Average borrowings under the facility	$—	$550,000
Effective interest rate on borrowings	—	3.25%
Weighted average interest rate(1)	—	3.25%

(1)
The weighted average interest rate presented for periods of less than one year is annualized.

Goldman Repurchase Facility
On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement, or the Goldman repurchase facility, with Goldman Sachs Bank USA, or Goldman. On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement, or the Goldman repurchase facility, with Goldman Sachs Bank USA, or Goldman. Prior to its termination, the amount borrowed under the Goldman repurchase facility was $400,000. On May 15, 2017, in connection with the closing of the Green Creek facility (described under “—Green Creek Credit Facility”) (i) all of the Floating Rate Notes, or Notes, issued by Green Creek to Schuylkill River were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Schuylkill River and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman repurchase facility was prepaid in full and terminated.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

As of June 30, 2017 and December 31, 2016, Notes in an aggregate principal amount of  $0 and $689,655, respectively had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman repurchase facility for aggregate proceeds of  $0 and $400,000, respectively. The carrying amount outstanding under the Goldman repurchase facility approximates its fair value. The Company funded each purchase of Notes by Schuylkill River through a capital contribution to Schuylkill River. As of June 30, 2017 and December 31, 2016, Schuylkill River’s liability under the Goldman repurchase facility was $0 and $400,000, respectively, plus $0 and $1,733, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.
The Company incurred costs of  $2,167 in connection with obtaining the Goldman repurchase facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Goldman repurchase facility. As of June 30, 2017, $820 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the May 15, 2017 refinancing described under “—Green Creek Credit Facility,” the remaining unamortized deferred financing costs of  $820 will be amortized over the contractual term of the Green Creek Credit Facility.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Goldman repurchase facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,730	$3,286	$5,249	$6,200
Amortization of deferred financing costs	111	135	245	272
Total interest expense	$1,841	$3,421	$5,494	$6,472

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Goldman repurchase facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$6,982	$6,043
Average borrowings under the facility	$400,000	$400,000
Effective interest rate on borrowings	3.54%	3.13%
Weighted average interest rate(1)	3.53%	3.07%

(1)
The weighted average interest rate presented for periods of less than one year is annualized.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Amounts outstanding under the Goldman repurchase facility are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.
Green Creek Credit Facility
On May 15, 2017, Green Creek entered into a Credit Agreement with Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator, pursuant to which Goldman advanced $400,000 to Green Creek with a 60-day availability period for Green Creek to borrow an additional $100,000, or the Green Creek facility. On July 14, 2017, Green Creek borrowed the additional $100,000 commitment under the Green Creek facility to increase the amount outstanding to $500,000. Pursuant to the Green Creek facility, the Company may contribute cash, loans or bonds to Green Creek from time to time, subject to certain restrictions, and will retain a residual interest in any assets contributed through its ownership of Green Creek or will receive fair market value for any assets sold to Green Creek. Green Creek may purchase additional assets from various sources. Green Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Green Creek’s obligations to Goldman under the Green Creek facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. The obligations of Green Creek under the Green Creek facility are non-recourse to the Company, and the Company’s exposure under the Green Creek facility is limited to the value of the Company’s investment in Green Creek.
As of May 15, 2017, borrowings under the Green Creek facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum. Interest is payable in arrears beginning on August 15, 2017 and each quarter thereafter. The Green Creek facility will mature, and the principal and accrued and unpaid interest thereunder, will be due and payable, on December 15, 2019.
If the Green Creek facility is accelerated prior to its stated maturity date due to an event of default or all or a portion of the borrowings are prepaid, then Green Creek must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (2.50% per annum) that would have been payable to Goldman on the subject borrowings through the facility’s maturity date had the acceleration or prepayment not occurred.
As of June 30, 2017, $400,000 was outstanding under the Green Creek facility. The carrying amount of the amount outstanding under the Green Creek facility approximates its fair value. The Company incurred costs of  $543 in connection with obtaining the Green Creek facility, which the Company has recorded as deferred financing costs, along with $820 of unamortized fees from the Goldman repurchase facility, on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $1,326 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017, the components of total interest expense for the Green Creek facility were as follows:
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Direct interest expense	$1,848	$1,848
Amortization of deferred financing costs	37	37
Total interest expense	$1,885	$1,885

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Green Creek facility were as follows:
Six Months Ended June 30, 2017
Cash paid for interest expense(1)	$—
Average borrowings under the facility(2)	$400,000
Effective interest rate on borrowings	3.54%
Weighted average interest rate(1)	3.54%

(1)
Interest under the Green Creek facility is payable quarterly, and interest payments will commence on August 15, 2017. The weighted average interest rate presented for periods of less than one year is annualized.

(2)
The average borrowings for the six months ended June 30, 2017 were calculated for the period since Green Creek commenced borrowing thereunder to June 30, 2017.

Borrowings of Green Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.
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
As of June 30, 2017 and December 31, 2016, $172,433 and $166,033, respectively, was outstanding under the Cooper River facility. The carrying amount outstanding under the Cooper River facility approximates its fair value. The Company incurred costs of  $3,975 in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of June 30, 2017, $1,353 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Cooper River facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,476	$1,384	$2,843	$2,815
Non-usage fees	51	18	115	35
Amortization of deferred financing costs	115	128	230	268
Total interest expense	$1,642	$1,530	$3,188	$3,118

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Cooper River facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$2,814	$2,667
Average borrowings under the facility	$169,321	$190,681
Effective interest rate on borrowings (including the effect of non-usage fees)	3.39%	2.91%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.47%	2.96%

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
As of June 30, 2017 and December 31, 2016, $240,146 and $240,146, respectively, was outstanding under the Wissahickon Creek facility. The carrying amount outstanding under the Wissahickon Creek facility approximates its fair value. The Company incurred costs of  $5,306 in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $2,876 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Wissahickon Creek facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$2,167	$1,750	$4,205	$3,583
Non-usage fees	13	30	25	42
Amortization of deferred financing costs	265	170	478	340
Total interest expense	$2,445	$1,950	$4,708	$3,965

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Wissahickon Creek facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$4,079	$3,513
Average borrowings under the facility	$240,146	$233,223
Effective interest rate on borrowings (including the effect of non-usage fees)	3.68%	3.11%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.50%	3.07%

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
As of June 30, 2017 and December 31, 2016, $250,000 and $225,000, respectively, was outstanding under the Darby Creek facility. The carrying amount outstanding under the Darby Creek facility approximates its fair value. The Company incurred costs of  $5,179 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $2,222 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Darby Creek facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$2,455	$2,291	$4,725	$4,249
Non-usage fees	—	—	14	—
Amortization of deferred financing costs	341	208	678	417
Total interest expense	$2,796	$2,499	$5,417	$4,666

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Darby Creek facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$4,416	$4,185
Average borrowings under the facility	$244,613	$250,000
Effective interest rate on borrowings (including the effect of non-usage fees)	3.63%	3.37%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.85%	3.36%

(1)
The weighted average interest rate presented for periods of less than one year is annualized.

Borrowings of Darby Creek are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.
Dunning Creek Credit Facility
On May 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. The Dunning Creek facility was most recently amended on May 12, 2017 to extend the maturity date to May 14, 2018 and increase the interest rate on borrowings to three-month LIBOR plus 1.80% per annum.
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
As of June 30, 2017, pricing under the Dunning Creek facility was based on three-month LIBOR plus a spread of 1.80% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.
As of June 30, 2017 and December 31, 2016, $149,400 and $94,200, respectively, was outstanding under the Dunning Creek facility. The carrying amount outstanding under the Dunning Creek facility approximates its fair value. The Company incurred costs of  $2,130 in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of June 30, 2017, $324 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Dunning Creek facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$1,017	$637	$1,693	$1,226
Non-usage fees	22	36	117	36
Amortization of deferred financing costs	101	131	204	286
Total interest expense	$1,140	$804	$2,014	$1,548

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Dunning Creek facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$1,613	$1,158
Average borrowings under the facility	$118,855	$114,200
Effective interest rate on borrowings (including the effect of non-usage fees)	2.94%	2.55%
Weighted average interest rate (including the effect of non-usage fees)(1)	3.03%	2.18%

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
As of June 30, 2017 and December 31, 2016, $850,000 and $850,000, respectively, was outstanding under the Juniata River facility. The carrying amount outstanding under the Juniata River facility approximates its fair value. The Company incurred costs of  $5,918 in connection with obtaining and amending the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Juniata River facility. As of June 30, 2017, $4,808 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the Juniata River facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$7,961	$2,372	$15,794	$4,704
Amortization of deferred financing costs	365	17	726	34
Total interest expense	$8,326	$2,389	$16,520	$4,738

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Juniata River facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense	$15,532	$4,530
Average borrowings under the facility	$850,000	$300,000
Effective interest rate on borrowings	3.71%	3.13%
Weighted average interest rate(1)	3.70%	3.10%

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
As of June 30, 2017 and December 31, 2016, $14,151 and $0, respectively, were outstanding under the FSIC II revolving credit facility. The carrying amount outstanding under the facility approximates its fair value. The Company incurred costs of  $356 in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the FSIC II revolving credit facility. As of June 30, 2017, $179 of such deferred financing costs had yet to be amortized to interest expense.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the FSIC II revolving credit facility were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$296	$433	$528	$480
Non-usage fees	70	35	151	66
Amortization of deferred financing costs	12	36	42	50
Total interest expense	$378	$504	$721	$596

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the FSIC II revolving credit facility were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$686	$391
Average borrowings under the facility(2)	$33,564	$58,566
Effective interest rate on borrowings (including the effect of non-usage fees)	3.55%	2.44%
Weighted average interest rate (including the effect of non-usage fees)(1)	4.02%	2.60%

(1)
Interest under the FSIC II revolving credit facility is payable quarterly and interest payments commenced on March 29, 2016. The weighted average interest rate presented for periods of less than one year is annualized.

(2)
The average borrowings for the six months ended June 30, 2016 were calculated for the period since the Company commenced borrowing thereunder to June 30, 2016.

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
As of June 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of  $8,317 and $8,273, respectively, and the fair value of the loan that is associated with the secured

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

borrowing was $43,355 and $43,099, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.
During the six months ended June 30, 2017, there were no new partial loan sales and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.
For the three and six months ended June 30, 2017 and 2016, the components of total interest expense for the secured borrowing were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Direct interest expense	$117	$—	$230	$—
Accretion of discount	4	—	8	—
Total interest expense	$121	$—	$238	$—

For the six months ended June 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the secured borrowing were as follows:
	Six Months Ended June 30,
	2017	2016
Cash paid for interest expense(1)	$228	$—
Average secured borrowing	$8,214	—
Effective interest rate on secured borrowing	5.67%	—
Weighted average interest rate(1)	5.57%	—

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and the year ended December 31, 2016:
	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.90	$8.37
Results of operations(2)
Net investment income	0.41	0.79
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	0.03	0.49
Net increase (decrease) in net assets resulting from operations	0.44	1.28
Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.73)
Distributions from net realized gain on investments	—	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.96	$8.90
Shares outstanding, end of period	328,095,346	326,909,727
Total return(6)	4.94%	16.07%
Total return (without assuming reinvestment of distributions)(7)	4.94%	15.29%
Ratio/Supplemental Data:
Net assets, end of period	$2,938,850	$2,909,860
Ratio of net investment income to average net assets(8)	9.05%	9.28%
Ratio of operating expenses and excise taxes to average net assets(8)	8.85%	8.96%
Ratio of net operating expenses and excise taxes to average net assets(8)	8.42%	8.51%
Portfolio turnover(9)	22.17%	31.77%
Total amount of senior securities outstanding, exclusive of treasury securities	$2,084,344	$1,983,593
Asset coverage per unit(10)	2.41	2.47

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

(8)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2017 are annualized. Annualized ratios for the six months ended June 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	2.20%	2.27%
Ratio of interest expense to average net assets	2.74%	2.57%
Ratio of excise taxes to average net assets	—	0.07%
(9)
Portfolio turnover for the six months ended June 30, 2017 is not annualized.

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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
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
We reimburse FSIC II Advisor for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor. Such services include the provision of general ledger accounting, fund accounting, legal services, investor relations and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. See Note 4 to our unaudited consolidated financial statements included herein for additional information regarding the reimbursements payable to FSIC II Advisor for administrative services and the methodology for determining the amount of any such reimbursements. We bear all other expenses of our operations and transactions, including all other expenses incurred by FSIC II Advisor, GDFM or us in connection with administering our business, including expenses incurred by FSIC II Advisor or GDFM in performing administrative services for us and administrative personnel paid by FSIC II Advisor or GDFM, to the extent they are not controlling persons of FSIC II Advisor, GDFM or any of their respective affiliates, subject to the limitations included in the investment advisory and administrative services agreement. For additional information regarding these expenses, see our annual report on Form 10-K for the year ended December 31, 2016.
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
FS Investments is controlled by our chairman, president and chief executive officer, Michael C. Forman, and our vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of our expenses in future quarters. As of June 30, 2017 and December 31, 2016, no amounts remained subject to repayment by us to FS Investments.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2017 and for the Year Ended December 31, 2016
During the six months ended June 30, 2017, we made investments in portfolio companies totaling $1,223,354. During the same period, we sold investments for proceeds of  $306,632 and received principal repayments of  $710,931. As of June 30, 2017, our investment portfolio, with a total fair value of  $4,733,611 (69% in first lien senior secured loans, 9% in second lien senior secured loans, 3% in senior secured bonds, 11% in subordinated debt, 0% in collateralized securities and 8% in equity/other), consisted of interests in 142 portfolio companies. The portfolio companies that comprised our portfolio as of such date had an average annual EBITDA of approximately $107.6 million. As of June 30, 2017, the debt investments in our portfolio were purchased at a weighted average price of 97.2% of par and our estimated gross portfolio yield, prior to leverage, was 9.2% based upon the amortized cost of our investments. For the six months ended June 30, 2017, our total return was 4.94% and our total return without assuming reinvestment of distributions was 4.94%.
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
Based on our regular monthly cash distribution amount of  $0.06283 per share as of June 30, 2017 and December 31, 2016 and our final public offering price of  $10.60 per share, the annualized distribution rate to stockholders as of June 30, 2017 and December 31, 2016 was 7.11%. Based on our regular monthly cash distribution amount of  $0.06283 per share as of June 30, 2017 and December 31, 2016 and our distribution reinvestment price of  $9.10 as of June 30, 2017 and $8.95 as of December 31, 2016, the annualized distribution rate to stockholders as of June 30, 2017 and December 31, 2016 was 8.29% and 8.42%, respectively. The annualized distribution rate to stockholders, in each case, is expressed as a percentage equal to the projected annualized distribution amount per share (which is calculated by annualizing the regular monthly cash distribution per share as of the dates indicated above without compounding), divided by our final public offering price per share or our distribution reinvestment price, as applicable, as of the dates indicated above.
Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnotes 6 and 7 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.

Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2017:
Net Investment Activity	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Purchases	$725,107	$1,223,354
Sales and Redemptions	(601,031)	(1,017,563)
Net Portfolio Activity	$124,076	$205,791

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$519,103	72%	$913,141	75%
Senior Secured Loans—Second Lien	112,248	15%	115,429	9%
Senior Secured Bonds	9,563	1%	25,469	2%
Subordinated Debt	55,832	8%	130,613	11%
Collateralized Securities	—	—	—	—
Equity/Other	28,361	4%	38,702	3%
Total	$725,107	100%	$1,223,354	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,263,316	$3,265,727	69%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	470,071	435,534	9%	749,249	718,971	16%
Senior Secured Bonds	161,136	160,419	3%	168,537	148,085	3%
Subordinated Debt	479,671	500,023	11%	414,320	402,397	9%
Collateralized Securities	17,874	20,110	0%	20,268	23,173	1%
Equity/Other	329,686	351,798	8%	298,460	340,680	7%
Total	$4,721,754	$4,733,611	100%	$4,537,267	$4,497,395	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2017 and December 31, 2016:
	June 30, 2017	December 31, 2016
Number of Portfolio Companies	142	138
% Variable Rate (based on fair value)	78.3%	79.0%
% Fixed Rate (based on fair value)	13.7%	13.4%
% Income Producing Equity or Other Investments (based on fair value)	1.1%	1.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	6.9%	6.6%
Average Annual EBITDA of Portfolio Companies	$107,600	$125,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.2%	97.5%
% of Investments on Non-Accrual (based on fair value)	0.6%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) — Excluding Non-Income Producing Assets	10.0%	10.1%

Direct Originations
The following tables present certain selected information regarding our direct originations for three and six months ended June 30, 2017:
New Direct Originations	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Total Commitments (including unfunded commitments)	$514,681	$908,560
Exited Investments (including partial paydowns)	(345,566)	(664,009)
Net Direct Originations	$169,115	$244,551

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$497,651	97%	$879,300	97%
Senior Secured Loans—Second Lien	—	—	3,539	0%
Senior Secured Bonds	2,063	0%	3,396	0%
Subordinated Debt	—	—	—	—
Collateralized Securities	—	—	—	—
Equity/Other	14,967	3%	22,325	3%
Total	$514,681	100%	$908,560	100%

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Average New Direct Origination Commitment Amount	$30,275	$32,449
Weighted Average Maturity for New Direct Originations	3/23/22	11/18/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.5%	8.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.9%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.5%	9.8%
The following table presents certain selected information regarding our direct originations as of June 30, 2017 and December 31, 2016:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2017	December 31, 2016
Number of Portfolio Companies	75	68
Average Annual EBITDA of Portfolio Companies	$70,000	$66,700
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.6x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.7%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.0%	10.2%

Portfolio Composition by Strategy and Industry
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2017 and December 31, 2016:
	June 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,809,308	80%	$3,635,978	81%
Opportunistic	684,926	15%	568,120	13%
Broadly Syndicated/Other	239,377	5%	293,297	6%
Total	$4,733,611	100%	$4,497,395	100%

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2017 and December 31, 2016:
	June 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$33,987	1%	$206,350	5%
Capital Goods	693,271	15%	418,102	9%
Commercial & Professional Services	556,868	12%	520,703	12%
Consumer Durables & Apparel	303,849	6%	317,282	7%
Consumer Services	489,312	10%	523,918	12%
Diversified Financials	207,051	5%	213,625	5%
Energy	511,340	11%	749,437	17%
Food & Staples Retailing	3,902	0%	5,950	0%
Health Care Equipment & Services	172,856	4%	76,425	2%
Insurance	117,903	2%	84,716	2%
Materials	398,326	8%	329,788	7%
Media	292,746	6%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	2,699	0%	2,263	0%
Retailing	176,454	4%	140,328	3%
Semiconductors & Semiconductor Equipment	14,508	0%	14,837	0%
Software & Services	441,602	9%	354,714	8%
Technology Hardware & Equipment	63,662	1%	135,841	3%
Telecommunication Services	145,358	3%	159,533	3%
Transportation	107,917	3%	102,989	2%
Total	$4,733,611	100%	$4,497,395	100%

In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned more than 25% of its voting securities or we had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if we owned 5% or more of its voting securities.
As of June 30, 2017, we held investments in one portfolio company of which we are deemed to “control.” As of June 30, 2017, we held investments in six portfolio companies of which we were deemed to be an “affiliated person” but are not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of June 30, 2017 in this quarterly report on Form 10-Q.
As of December 31, 2016, we did not “control” any of our portfolio companies. As of December 31, 2016, we held investments in five portfolio companies of which we were deemed to be an “affiliated person” but are not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the consolidated schedule of investments as of December 31, 2016 in this quarterly report on Form 10-Q.

Our investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2017, we had twenty-three senior secured loan investments with aggregate unfunded commitments of  $250,547, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, we had eighteen senior secured loan investments with aggregate unfunded commitments of  $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding our unfunded debt investments, see our unaudited consolidated schedule of investments as of June 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$245,396	5%	$301,900	7%
2	4,142,978	88%	3,628,492	81%
3	253,506	5%	449,511	10%
4	54,849	1%	87,088	2%
5	36,882	1%	30,404	0%
Total	$4,733,611	100%	$4,497,395	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenues
We generated investment income of  $123,861 and $121,210 for the three months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $116,247 and $114,132 of cash income earned as well as $7,614 and $7,078 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
During the three months ended June 30, 2017 and 2016, we generated $106,229 and $112,538, respectively, of interest income, which represented 85.8% and 92.8%, respectively, of total investment income. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.
During the three months ended June 30, 2017 and 2016, we generated $17,621 and $8,672, respectively, of fee income, which represented 14.2% and 7.2%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The decrease in interest income and the increase in fee income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the prepayment of several large investments during the three months ended June 30, 2017 and the refinancing of certain investments during the twelve months ended June 30, 2017.
During the three months ended June 30, 2017 and 2016, we generated $11 and $0, respectively, of dividend income.
Expenses
Our net operating expenses were $61,329 and $58,234 for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $22,547 and $21,303, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of  $3,221 and $3,043, for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of  $864 and $1,029 for the three months ended June 30, 2017 and 2016, respectively.
FSIC II Advisor is eligible to receive incentive fees based on our performance. During the three months ended June 30, 2017 and 2016, we accrued a subordinated incentive fee on income of  $14,716 and $15,744, respectively. During the three months ended June 30, 2017 and 2016, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.
We recorded interest expense of  $20,574 and $17,625 for the three months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the three months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $438 and $351, respectively, and fees and expenses incurred with our stock transfer agent totaled $501 and $506, respectively. Fees for our board of directors were $295 and $273 for the three months ended June 30, 2017 and 2016, respectively.
Our other general and administrative expenses totaled $1,394 and $1,403 for the three months ended June 30, 2017 and 2016, respectively, and consisted of the following:
	Three Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$127	$150
Legal fees	370	137
Printing fees	382	512
Other	515	604
Total	$1,394	$1,403

During the three months ended June 30, 2017 and 2016, the ratio of our net expenses to our average net assets was 2.08% and 2.16%, respectively. During the three months ended June 30, 2017 and 2016, the ratio of our net expenses to average net assets included $20,574 and $17,625, respectively, related to interest expense and $14,716 and $15,744, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.89% and 0.92% for the three months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.
Net Investment Income
Our net investment income totaled $62,532 ($0.19 per share) and $62,976 ($0.19 per share) for the three months ended June 30, 2017 and 2016, respectively. The decrease in net investment income can be attributed primarily to increased interest expense as a result of rising interest rates on our floating rate borrowings.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $216,553 and $384,478, respectively, during the three months ended June 30, 2017, from which we realized a net loss of  $23,756. We sold investments and received principal repayments of  $135,875 and $195,046, respectively, during the three months ended June 30, 2016, from which we realized a net loss of  $32,219. We also realized a net gain of  $317 from settlements on foreign currency during the three months ended June 30, 2017.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
For the three months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $(6,424), the net change in unrealized appreciation (depreciation) on the secured borrowing was $(2) and the net change in unrealized gain (loss) on foreign currency was $(184). For the three months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $146,393. The net change in unrealized appreciation (depreciation) on our investments during the three months ended June 30, 2017 was driven by the conversion of unrealized depreciation to realized losses, offset by the reduced valuations in certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $32,483 ($0.10 per share) and $177,150 ($0.55 per share), respectively.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenues
We generated investment income of  $255,804 and $241,201 for the six months ended June 30, 2017 and 2016, respectively, in the form of interest and fees earned on senior secured loans (first and second lien), senior secured bonds, subordinated debt and collateralized securities in our portfolio and dividends and other distributions earned on equity/other investments in our portfolio. Such revenues represent $238,373 and $225,270 of cash income earned as well as $17,431 and $15,931 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
During the six months ended June 30, 2017 and 2016, we generated $216,693 and $229,638, respectively, of interest income, which represented 84.7% and 95.2%, respectively, of total investment income. The level of investment income we receive is directly related to the balance of income-producing investments multiplied by the weighted average yield of our investments.
During the six months ended June 30, 2017 and 2016, we generated $39,100 and $11,563, respectively, of fee income, which represented 15.3% and 4.8%, respectively, of total investment income. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The decrease in interest income and increase in fee income in the aggregate during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the prepayment of several large investments during the six months ended June 30, 2017 and the refinancing of certain investments during the twelve months ended June 30, 2017.
During the six months ended June 30, 2017 and 2016, we generated $11 and $0, respectively, of dividend income.
Expenses
Our net operating expenses were $123,275 and $114,867 for the six months ended June 30, 2017 and 2016, respectively. Our operating expenses include base management fees attributed to FSIC II Advisor of $44,832 and $42,310, net of waivers by FSIC II Advisor of base management fees to which it was otherwise entitled of  $6,404 and $6,044, for the six months ended June 30, 2017 and 2016, respectively. Our operating expenses also include administrative services expenses attributed to FSIC II Advisor of  $1,731 and $2,057 for the six months ended June 30, 2017 and 2016, respectively.
FSIC II Advisor is eligible to receive incentive fees based on our performance. During the six months ended June 30, 2017 and 2016, we accrued a subordinated incentive fee on income of  $32,215 and $31,584, respectively. During the six months ended June 30, 2017 and 2016, we did not accrue any capital gains incentive fees. See “—Critical Accounting Policies—Capital Gains Incentive Fee” for additional information about how the incentive fees are calculated.
We recorded interest expense of  $40,185 and $34,159 for the six months ended June 30, 2017 and 2016, respectively, in connection with our financing arrangements. For the six months ended June 30, 2017 and 2016, fees and expenses incurred with our fund administrator, which provides various accounting and administrative services to us, totaled $869 and $701, respectively, and fees and expenses incurred with our stock transfer agent totaled $996 and $1,043, respectively. Fees for our board of directors were $571 and $545 for the six months ended June 30, 2017 and 2016, respectively.
Our other general and administrative expenses totaled $1,876 and $2,468 for the six months ended June 30, 2017 and 2016, respectively, and consisted of the following:
	Six Months Ended June 30,
	2017	2016
Expenses associated with our independent audit and related fees	$253	$220
Legal fees	405	275
Printing fees	660	894
Other	558	1,079
Total	$1,876	$2,468

During the six months ended June 30, 2017 and 2016, the ratio of our net expenses to our average net assets was 4.21% and 4.31%, respectively. During the six months ended June 30, 2017 and 2016, the ratio of our net expenses to average net assets included $40,185 and $34,159, respectively, related to interest expense and $32,215 and $31,584, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 1.74% and 1.84% for the six months ended June 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.
Net Investment Income
Our net investment income totaled $132,529 ($0.41 per share) and $126,334 ($0.39 per share) for the six months ended June 30, 2017 and 2016, respectively. The increase in net investment income can be attributed to an increase in fee income during the six months ended June 30, 2017.

Net Realized Gains or Losses
We sold investments and received principal repayments of  $306,632 and $710,931, respectively, during the six months ended June 30, 2017, from which we realized a net loss of  $43,257. We sold investments and received principal repayments of  $167,505 and $342,576, respectively, during the six months ended June 30, 2016, from which we realized a net loss of  $46,821. During the six months ended June 30, 2017 and 2016, we also realized a net gain of  $317 and $3, respectively, from settlements on foreign currency.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
For the six months ended June 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $51,729, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(36) and the net change in unrealized gain (loss) on foreign currency was $(184). For the six months ended June 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $86,209 and the net change in unrealized gain (loss) on foreign currency was $0. The net change in unrealized appreciation (depreciation) on our investments during the six months ended June 30, 2017 was primarily driven by the conversion of unrealized depreciation to realized losses, offset by the reduced valuations in certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the six months ended June 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $141,098 ($0.43 per share) and $165,725 ($0.51 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2017, we had $281,642 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $243,870 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2017, we had twenty-three senior secured loan investments with aggregate unfunded commitments of  $250,547, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Distribution Reinvestment Plan
Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan. The gross proceeds received from the issuance of our common stock under our distribution reinvestment plan during the six months ended June 30, 2017 was $62,334 for which we issued 6,883,757 shares of common stock. During the period from July 1, 2017 to August 1, 2017, we issued 1,128,281 shares of common stock pursuant to our distribution reinvestment plan at an average price per share of  $9.10 for gross proceeds of  $10,272.

Share Repurchase Program
To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the six months ended June 30, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	$22,537
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	$30,515
On July 3, 2017, we repurchased 4,513,084 shares of common stock (representing 100% of the shares of the common stock tendered for repurchase and 1.38% of the shares outstanding as of such date) at $9.100 per share for aggregate consideration totaling $41,069.
For additional information regarding our share repurchase program, see Note 3 to our unaudited consolidated financial statements included herein.
Financing Arrangements
Below is a summary of our outstanding financing arrangements as of June 30, 2017:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$400,000	$100,000	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	$172,433	$27,567	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	$240,146	$9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	$250,000	$—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.80%	$149,400	$600	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	$850,000	$—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note (1)	$14,151(2)	$105,849	February 23, 2021
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

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

(2)
Amount includes borrowing in U.S. dollars and Euros. Euro balance outstanding of  €12,400 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.14 as of June 30, 2017 to reflect total amount outstanding in U.S. dollars.

Our average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2017 were $2,064,713 and 3.62%, respectively. As of June 30, 2017, our weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.60%.
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
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2017 and 2016:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	$0.1885	$60,976
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	$0.1885	$61,505
On May 8, 2017 and August 3, 2017, our board of directors declared regular monthly cash distributions for July 2017 through September 2017 and October 2017 through December 2017, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by our board of directors.
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
Pursuant to the expense reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from our offering proceeds or borrowings. For a period of time following commencement of our continuous public offering, substantial portions of our distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by us within three years. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on our investment performance. No portion of the distributions paid during the six months ended June 30, 2017 and 2016 was funded through the reimbursement of operating expenses by FS Investments. There can be no assurance that we will continue to achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.

The following table reflects the sources of the cash distributions on a tax basis that we have paid on our common stock during the six months ended June 30, 2017 and 2016:
Six Months Ended June 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	122,941	100%	121,720	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$122,941	100%	$121,720	100%

(1)
During the six months ended June 30, 2017 and 2016, 93.2% and 93.4%, respectively, of our gross investment income was attributable to cash income earned, 2.5% and 2.5%, respectively, was attributable to non-cash accretion of discount and 4.3% and 4.1%, respectively, was attributable to PIK interest.

Our net investment income on a tax basis for the six months ended June 30, 2017 and 2016 was $129,954 and $121,990, respectively. As of June 30, 2017, we had $64,816 of undistributed net investment income and $128,765 of capital loss carryover on a tax basis. As of December 31, 2016, we had $57,803 of undistributed net investment income and $104,745 of accumulated capital losses on a tax basis.
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2017 and 2016.
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
Our investments as of June 30, 2017 consisted primarily of debt investments that were acquired directly from the issuer. Sixty-four senior secured loan investments, seven senior secured bond investments and twelve subordinated debt investments, for which broker quotes were not available, were valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of our equity/other investments were also valued by independent valuation firms, which determined the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of EBITDA, cash flows, net income, revenues, or in limited instances, book value or liquidation value. Four equity/other investments, which were traded on an active public market, were valued at their respective closing prices as of June 30, 2017. One senior secured loan investment which was newly-issued and purchased near June 30, 2017, was valued at cost, as our board of directors determined that the cost of such investment was the best indication of its fair value. Except as described above, we valued our other investments, including four equity/other investments, by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2017 and 2016, we did not incur any interest or penalties.
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
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2017 is as follows:
	Payments Due By Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Green Creek Credit Facility(1)	$400,000	—	$400,000	—	—
Cooper River Credit Facility(2)	$172,433	—	—	$172,433	—
Wissahickon Creek Credit Facility(3)	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(4)	$250,000	—	—	$250,000	—
Dunning Creek Credit Facility(5)	$149,400	$149,400	—	—	—
Juniata River Credit Facility(6)	$850,000	—	—	$850,000	—
FSIC II Revolving Credit Facility(7)	$14,151	—	—	$14,151	—
Partial Loan Sale(8)	$8,214	—	—	—	$8,214

(1)
At June 30, 2017, $100,000 remained unused under the Green Creek facility. Amounts outstanding under the Green Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2019.

(2)
At June 30, 2017, $27,567 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(3)
At June 30, 2017, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 18, 2022.

(4)
At June 30, 2017, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

(5)
At June 30, 2017, $600 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.

(6)
At June 30, 2017, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

(7)
At June 30, 2017, $105,849 amounts remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

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
The following table describes the fees and expenses we accrued under the investment advisory and administrative services agreement during the three and six months ended June 30, 2017 and 2016:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,547	$21,303	$44,832	$42,310
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$14,716	$15,744	$32,215	$31,584
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$864	$1,029	$1,731	$2,057

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. As a result, the amounts shown for the three and six months ended June 30, 2017 are net of waivers of  $3,221 and $6,404, respectively and the amounts shown for three and six months ended June 30, 2016 are net of waivers of  $3,043 and $6,044, respectively. During the six months ended June 30, 2017 and 2016, $43,895 and $42,536, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2017, $22,547 in base management fees were payable to FSIC II Advisor.

(2)
During the six months ended June 30, 2017 and 2016, $33,992 and $32,094, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2017, a subordinated incentive fee on income of $14,716 was payable to FSIC II Advisor.

(3)
During the six months ended June 30, 2017 and 2016, $1,669 and $1,965, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to us by FSIC II Advisor and the remainder related to other reimbursable expenses. We paid $1,394 and $2,258 in administrative services expenses to FSIC II Advisor during the six months ended June 30, 2017 and 2016, respectively.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 78.3% of our portfolio investments (based on fair value) paid variable interest rates, 13.7% paid fixed interest rates, 6.9% were non-income producing senior secured loans or equity/other investments and the remaining 1.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Cooper River facility, Wissahickon Creek facility, Darby Creek facility, Dunning Creek facility, Juniata River facility, Green Creek facility, FSIC II Revolving credit facility and secured borrowing arrangement, borrowings are at a floating rate based on LIBOR. To the extent that any present or future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2017:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(10,981)	$(18,704)	$7,723	2.1%
No change	—	—	—	—
Up 100 basis points	36,285	18,704	17,581	4.9%
Up 300 basis points	111,192	56,112	55,080	15.3%
Up 500 basis points	186,099	93,520	92,579	25.8%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2017, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	3,353,328	$9.10	3,353,328	(1)
May 1 to May 31, 2017	—	—	—	—
June 1 to June 30, 2017	—	—	—	—
Total	3,353,328	$9.10	3,353,328	(1)

(1)
The maximum number of shares available for repurchase on April 3, 2017 was 3,437,586. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.   Defaults upon Senior Securities.
Not applicable.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
None.

Item 6.   Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Second Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.5	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)
10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.9	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.10	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.11	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.12	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)

10.13	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.14	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.15	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.16	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.17	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.18	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.19	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.24	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.25	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.26	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.27	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.28	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.29	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)
10.30	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.31	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)
10.32	Fourth Amendment to Credit Agreement, dated as of May 12, 2017, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.33	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.34	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.35	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.36	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.37	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.38	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.39	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.40	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.41	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.42	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.43	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.44	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.45	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.47	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.48	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.49	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.50	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.51	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2017.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)