Form 10-Q
period 2017-09-30
FS Investment Corp II
filed 2017-11-13
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
The issuer had 324,525,565 shares of common stock outstanding as of November 1, 2017.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,391,551 and $4,270,442, respectively)	$4,417,793	$4,212,299
Non-controlled/affiliated investments (amortized cost—$175,294 and $266,825, respectively)	195,556	285,096
Controlled/affiliated investments (amortized cost—$41,923 and $0, respectively)	12,277	—
Total investments, at fair value (amortized cost—$4,608,768 and $4,537,267, respectively)	4,625,626	4,497,395
Cash	521,270	347,076
Foreign currency, at fair value (cost—$8,331 and $0, respectively)	8,547	—
Receivable for investments sold and repaid	2,359	73,994
Interest receivable	54,706	43,078
Deferred financing costs	6,119	6,315
Prepaid expenses and other assets	176	—
Total assets	$5,218,803	$4,967,858
Liabilities
Payable for investments purchased	$43,945	$14,089
Repurchase agreements payable (net of deferred financing costs of $0 and $1,065, respectively)(1)	—	398,935
Credit facilities payable (net of deferred financing costs of $5,630 and $5,534, respectively)(1)	2,175,717	1,569,845
Secured borrowing, at fair value (amortized proceeds of $8,152 and $8,139, respectively)(1)	8,312	8,273
Stockholder distributions payable	10,825	10,181
Management fees payable	22,547	21,610
Subordinated income incentive fees payable(2)	10,137	16,493
Administrative services expense payable	962	792
Interest payable	16,017	13,669
Directors’ fees payable	298	282
Other accrued expenses and liabilities	1,648	3,829
Total liabilities	2,290,408	2,057,998
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,954,161 and 326,909,727 shares issued and outstanding, respectively	327	327
Capital in excess of par value	3,016,330	3,015,993
Accumulated undistributed net realized gain/loss on investments and gain/loss on foreign currency(4)	(169,289)	(120,529)
Accumulated undistributed net investment income(4)	64,699	54,075
Net unrealized appreciation (depreciation) on investments and secured borrowing	16,328	(40,006)
Total stockholders’ equity	2,928,395	2,909,860
Total liabilities and stockholders’ equity	$5,218,803	$4,967,858
Net asset value per share of common stock at period end	$8.96	$8.90

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$97,122	$97,750	$290,519	$316,134
Paid-in-kind interest income	8,863	8,893	17,121	15,004
Fee income	5,874	8,525	44,974	19,388
Dividend income	—	—	11	—
From non-controlled/affiliated investments:
Interest income	7,301	2,891	18,448	6,163
Paid-in-kind interest income	393	1,007	3,067	2,878
Fee income	1,349	—	1,349	700
From controlled/affiliated investments:
Interest income	—	—	1,217	—
Total investment income	120,902	119,066	376,706	360,267
Operating expenses
Management fees(1)	25,769	24,635	77,005	72,989
Subordinated income incentive fees(2)	10,137	14,252	42,352	45,836
Administrative services expenses	799	1,039	2,530	3,096
Stock transfer agent fees	506	506	1,502	1,549
Accounting and administrative fees	434	368	1,303	1,069
Interest expense	22,786	17,668	62,971	51,827
Directors’ fees	278	290	849	835
Other general and administrative expenses	1,102	1,166	2,978	3,634
Operating expenses	61,811	59,924	191,490	180,835
Management fee waiver(1)	(3,222)	(3,080)	(9,626)	(9,124)
Net expenses	58,589	56,844	181,864	171,711
Net investment income	62,313	62,222	194,842	188,556
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(13,262)	(40,465)	(56,519)	(87,286)
Non-controlled/affiliated investments	7,320	(14)	7,320	(14)
Net realized gain (loss) on foreign currency	122	(5)	439	(2)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	14,895	137,129	84,385	218,904
Non-controlled/affiliated investments	8,323	(902)	1,991	3,532
Controlled/affiliated investments	(18,217)	—	(29,646)	—
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	10	(94)	(26)	(94)
Net change in unrealized gain (loss) on foreign currency	(186)	—	(370)	—
Total net realized and unrealized gain (loss)	(995)	95,649	7,574	135,040
Net increase (decrease) in net assets resulting from operations	$61,318	$157,871	$202,416	$323,596
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.19	$0.49	$0.62	$1.00
Weighted average shares outstanding	324,993,290	324,468,282	325,613,608	323,463,183

(1)
See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operations
Net investment income	$194,842	$188,556
Net realized gain (loss) on investments and foreign currency	(48,760)	(87,302)
Net change in unrealized appreciation (depreciation) on investments	56,730	222,436
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	(26)	(94)
Net change in unrealized gain (loss) on foreign currency	(370)	—
Net increase (decrease) in net assets resulting from operations	202,416	323,596
Stockholder distributions(2)
Distributions from net investment income	(184,218)	(176,987)
Distributions from net realized gain on investments	—	(5,888)
Net decrease in net assets resulting from stockholder distributions	(184,218)	(182,875)
Capital share transactions(3)
Reinvestment of stockholder distributions	92,907	106,401
Repurchases of common stock	(92,570)	(62,325)
Net increase in net assets resulting from capital share transactions	337	44,076
Total increase (decrease) in net assets	18,535	184,797
Net assets at beginning of period	2,909,860	2,690,412
Net assets at end of period	$2,928,395	$2,875,209
Accumulated undistributed net investment income(2)	$64,699	$46,593

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$202,416	$323,596
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,490,626)	(806,968)
Paid-in-kind interest	(20,188)	(17,882)
Proceeds from sales and repayments of investments	1,409,656	1,104,157
Net realized (gain) loss on investments	49,199	87,300
Net change in unrealized (appreciation) depreciation on investments	(56,730)	(222,436)
Net change in unrealized (appreciation) depreciation on secured borrowing	26	94
Accretion of discount	(19,542)	(12,864)
Amortization of deferred financing costs and discount	3,982	2,565
Unrealized (gain) loss on borrowings in foreign currency	1,114	—
(Increase) decrease in receivable for investments sold and repaid	71,635	(18,363)
(Increase) decrease in interest receivable	(11,628)	(15,805)
(Increase) decrease in prepaid expenses and other assets	(176)	170
Increase (decrease) in payable for investments purchased	29,856	30,976
Increase (decrease) in management fees payable	937	26
Increase (decrease) in subordinated income incentive fees payable	(6,356)	(2,002)
Increase (decrease) in administrative services expense payable	170	(231)
Increase (decrease) in interest payable	2,348	857
Increase (decrease) in directors’ fees payable	16	(6)
Increase (decrease) in other accrued expenses and liabilities	(2,181)	(2,203)
Net cash provided by (used in) operating activities	163,928	450,981
Cash flows from financing activities
Reinvestment of stockholder distributions	92,907	106,401
Repurchases of common stock	(92,570)	(62,325)
Stockholder distributions	(183,574)	(193,072)
Borrowings under credit facilities(1)	777,821	95,000
Proceeds from secured borrowing(1)	—	8,132
Repayments of credit facilities(1)	(172,967)	(202,961)
Repayments of repurchase agreement	(400,000)	—
Deferred financing costs paid	(2,804)	(2,901)
Net cash provided by financing activities	18,813	(251,726)
Total increase (decrease) in cash	182,741	199,255
Cash at beginning of period	347,076	228,781
Cash at end of period	$529,817	$428,036
Supplemental disclosure
Local and excise taxes paid	$1,826	$2,069

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2017 and 2016, the Company paid $56,294 and $48,405, respectively, in interest expense on the credit facilities, and $347 and $0, respectively, in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—110.5%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$10,637	$10,661	$10,637
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	8,363	8,363	8,363
A.T. Cross Co.	(m)(n)(y)	Retailing	L+500, 5.0% PIK (5.0% Max PIK)	1.0%	9/6/19	56,447	40,680	12,277
Abaco Energy Technologies LLC	(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	26,029	25,192	25,509
Actian Corp.	(f)(g)(j)	Software & Services	L+796	1.0%	6/30/22	45,714	45,714	46,057
AG Group Merger Sub, Inc.	(f)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,576	62,576	63,358
All Systems Holding LLC	(h)(j)(k)	Commercial & Professional Services	L+770	1.0%	10/31/23	93,000	93,000	94,395
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,905
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	896
Ascension Insurance, Inc.	(f)(g)(h)(j)	Insurance	L+825	1.3%	3/5/19	78,519	78,134	79,893
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	28,287
Aspect Software, Inc.		Software & Services	L+1000	1.0%	5/25/18	1,804	1,804	1,800
Aspect Software, Inc.	(p)	Software & Services	L+1000	1.0%	5/25/18	46	46	46
Aspect Software, Inc.	(j)	Software & Services	L+1000	1.0%	5/25/20	3,644	3,644	3,644
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	657
Atlas Aerospace LLC	(f)(k)	Capital Goods	L+802	1.0%	5/8/19	57,000	57,000	57,855
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	1,926	1,907	1,906
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600	1.0%	6/11/21	25,766	25,122	25,508
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	42,463	42,462	44,063
AVF Parent, LLC	(p)	Retailing	L+725	1.3%	3/1/24	12,900	12,900	13,386
BenefitMall Holdings, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+725	1.0%	11/24/20	108,102	108,102	108,102
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	52,500	52,500	52,261
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,253	15,591	15,955
Cadence Aerospace Finance, Inc.	(f)	Capital Goods	L+625	1.3%	5/9/18	2,695	2,699	2,589
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,600
Cimarron Energy Inc.	(k)	Energy	L+1150 PIK (11.5% Max PIK)	1.0%	12/15/19	24,811	24,811	21,710
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+829	1.0%	11/25/21	26,000	26,000	25,988
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	4,203	4,197	4,198
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	2,296	2,296	2,310
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	3,965	3,965	3,990
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	50,061	50,061	50,374
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	26,797	26,797	26,964
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	$137,456	$137,456	$139,175
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,579	11,277	10,827
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	6,870	6,724	6,917
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,943	6,897	6,861
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,325	89,325	90,218
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,645	2,645	2,632
Fairway Group Acquisition Co.		Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,733	1,733	693
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,053	13,053	13,046
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,053	4,042	2,634
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,962	4,557	3,715
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	55,000	55,000	55,825
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	18,790	18,822	18,837
Greystone Equity Member Corp.	(o)	Diversified Financials	L+1100		3/31/21	10,216	10,216	10,407
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+1100		3/31/21	10,994	10,994	11,200
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,877	4,752	4,630
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+947	1.0%	3/26/21	64,286	64,286	64,929
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,862	47,862	47,835
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,558	130,558	131,211
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,511	12,511	12,699
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+854	1.0%	11/6/21	20,495	20,495	20,751
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,852	72,169	72,900
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,281
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	33,342	33,342	33,675
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,681	15,217	15,701
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+588	1.3%	1/23/21	63,324	63,324	58,575
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	3,604	3,477	3,641
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,663	11,682	10,431
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,397	5,371	5,046
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	1,957	1,957	1,957
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21	49,689	49,689	49,779
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+450	4.5%	5/5/23	84,472	84,472	84,624
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23	$9,224	$9,224	$9,224
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+810	1.0%	9/2/22	76,079	76,079	77,220
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	11,375	11,375	11,546
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+803	1.3%	9/10/19	64,921	64,921	64,596
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22	67,500	67,500	68,175
Polymer Additives, Inc.	(h)(k)	Materials	L+834	1.0%	12/19/22	29,005	29,005	29,150
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22	63,068	63,068	64,645
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	45,006	45,006	45,456
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19	137,162	137,162	145,735
Production Resource Group, LLC	(p)	Media	L+750	1.0%	1/14/19	5,171	5,171	5,494
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	57,020	54,867	56,449
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23	7,600	7,600	7,635
Rogue Wave Software, Inc.	(j)	Software & Services	L+860	1.0%	9/25/21	19,913	19,912	20,112
Safariland, LLC	(h)(j)	Capital Goods	L+769	1.1%	11/18/23	70,234	70,234	71,112
Safariland, LLC	(p)	Capital Goods	L+725	1.1%	11/18/23	13,867	13,867	14,040
Sequel Youth and Family Services, LLC	(f)(j)(k)	Health Care Equipment & Services	L+796	1.0%	9/1/22	70,000	70,000	69,979
Sequel Youth and Family Services, LLC	(f)(j)(k)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22	16,471	16,471	16,466
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22	156,899	156,899	158,468
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	98,695	98,454	99,373
Sports Authority, Inc.	(f)(m)(n)	Retailing	L+600	1.5%	11/16/17	7,818	5,562	391
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24	104,545	104,545	105,852
Staples Canada, ULC	(o)(w)	Retailing	L+700	1.0%	9/12/23	C$ 3,229	2,667	2,594
Strike, LLC		Energy	L+800	1.0%	5/30/19	$1,000	935	1,025
Strike, LLC	(p)	Energy	L+800	1.0%	5/30/19	4,000	4,000	4,100
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22	7,219	7,027	7,327
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+700	1.0%	9/30/21	10,749	10,647	10,158
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	19,489	19,489	19,537
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,554	4,555	4,243
Trace3, LLC	(f)(g)(j)	Software & Services	L+775	1.0%	6/6/23	53,616	53,616	53,884
Transplace Texas, LP	(j)	Transportation	L+742	1.0%	9/16/21	22,038	22,038	22,038
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1050, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/19	66,971	66,971	67,055
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+780	1.0%	1/5/22	41,150	41,150	41,272
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22	$8,373	$8,373	$8,398
UTEX Industries, Inc.	(k)(l)	Energy	L+400	1.0%	5/21/21	22,114	20,093	20,041
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,442	42,442	41,594
Warren Resources, Inc.	(p)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	3,002	3,002	2,942
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	121,428	121,428	123,097
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23	14,906	14,623	14,795
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	992	986	978
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	28,076	28,139	28,543
Zeta Interactive Holdings Corp.	(f)(g)(v)	Software & Services	L+750	1.0%	7/29/22	8,214	8,152	8,292
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	5,109	5,109	5,186
Zeta Interactive Holdings Corp.	(p)(v)	Software & Services	L+750	1.0%	7/29/22	1,314	1,314	1,334
Total Senior Secured Loans—First Lien							3,501,912	3,491,311
Unfunded Loan Commitments							(255,899)	(255,899)
Net Senior Secured Loans—First Lien							3,246,013	3,235,412
Senior Secured Loans—Second Lien—11.4%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,482	7,018
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,595	24,595	24,002
Ascent Resources - Marcellus, LLC	(f)(m)(n)	Energy	L+750	1.0%	8/4/21	3,333	3,291	242
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20	3,272	3,121	3,190
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	22,580	22,580	22,608
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,951	5,881
Chisholm Oil and Gas Operating, LLC		Energy	L+800	1.0%	3/21/24	1,000	1,000	1,003
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	2,299	2,072	2,323
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,789	3,111
Fairway Group Acquisition Co.		Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,520	1,520	608
Fieldwood Energy LLC	(e)(k)	Energy	L+713	1.3%	9/30/20	1,947	1,579	934
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,417	14,281
Inmar, Inc.	(k)	Software & Services	L+800	1.0%	5/1/25	2,615	2,578	2,630
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,737	3,524
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850 PIK (L+850 Max PIK)	0.8%	11/17/20	$33,950	$33,942	$34,460
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	14,370	14,275	9,723
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	9,259	9,082	9,294
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,662	13,920
Peak 10 Holding Corp.	(k)	Software & Services	L+725	1.0%	8/1/25	2,786	2,758	2,808
Production Resource Group, LLC	(f)(g)(h)	Media	L+850	1.0%	7/23/19	95,599	95,599	94,045
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,081	11,200
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,198	4,258
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	75,984	66,476	54,382
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,912	6,759
Total Senior Secured Loans—Second Lien							372,697	332,204
Senior Secured Bonds—6.1%
Advanced Lighting Technologies, Inc.	(e)(j)	Materials	5.3%, 7.3% PIK (7.3% Max PIK)		6/1/19	38,718	14,572	16,649
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,316
Caesars Entertainment Resort Properties, LLC	(i)(j)	Consumer Services	11.0%		10/1/21	37,350	37,837	39,787
CEVA Group Plc	(i)(o)	Transportation	9.0%		9/1/21	2,000	2,000	1,856
CEVA Group Plc	(i)(o)	Transportation	7.0%		3/1/21	5,000	4,484	4,862
CH2M Hill Companies, Ltd.		Capital Goods	10.0%		4/28/20	7,500	7,500	8,250
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	45,109	47,181
Global A&T Electronics Ltd.	(e)(k)(m)(n)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,114	17,508
Mood Media Corp.	(e)(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	23,104	23,104	23,104
Ridgeback Resources Inc.	(e)(o)	Energy	12.0%		12/29/20	331	325	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,892	7,066
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,086	2,086	2,086
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	10,000	10,000	9,927
Total Senior Secured Bonds							174,356	179,923

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—17.3%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	$40,000	$40,000	$43,150
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,143	5,573	5,677
Avantor, Inc.	(k)(l)	Materials / Materials	9.0%		10/1/25	20,000	20,000	20,487
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,942	4,680
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,342
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,565	19,553
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	40,657	40,295	43,157
Coveris Holdings S.A.	(i)(k)(o)	Materials	7.9%		11/1/19	31,534	31,223	31,081
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,021	9,402
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	245	94
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	818	818	832
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,199	5,199	5,289
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,074	1,074	1,093
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,011	1,011	1,029
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	7,465	7,465	7,596
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,221	1,221	1,242
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	639	639	651
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,935	1,935	1,968
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,342
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	20,000	20,000	20,000
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	26,974	20,684
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	124,690	154,500
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	31,353	31,263	30,118
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	293
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	$5,364	$5,108	$5,096
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,582	4,005
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	7,302	7,302	7,749
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	35,112	37,546
Total Subordinated Debt							493,271	526,656
Unfunded Loan Commitments							(20,000)	(20,000)
Net Subordinated Debt							473,271	506,656
Collateralized Securities—0.7%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	10.5%		7/15/25	17,000	7,202	8,136
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,007	1,056
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.0%		1/25/27	12,140	9,091	10,068
Total Collateralized Securities							17,300	19,260

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—12.0%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials	10,000	$250	$250
A.T. Cross Co., Common Equity, Class A Units	(e)(n)(y)	Retailing	1,000,000	1,000	—
A.T. Cross Co., Preferred Equity, Class A-1 Units	(e)(n)(y)	Retailing	243,478	243	—
A.T. Cross Co., GSO Special Unit	(n)(y)	Retailing	1	—	—
Abaco Energy Technologies LLC, Common Equity	(n)	Energy	3,055,556	3,055	229
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy	12,734,481	637	1,273
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel	88,571	89	68
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel	8,768,572	8,769	6,699
Advanced Lighting Technologies, Inc., Preferred Equity	(n)	Materials	1,652	—	129
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	462	439
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	955,284	955	956
AP Exhaust Holdings, LLC, Class A1 Common Units	(n)(r)	Automobiles & Components	84	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(n)(r)	Automobiles & Components	8,295	9,248	9,249
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	32,184
ASG Everglades Holdings, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	26,945
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	(n)(x)	Software & Services	253,704	7,231	5,417
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services	403,955	19,021	12,805
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	102
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(j)(n)	Health Care Equipment & Services	94,193	686	672
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	—
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy	58,533	59	57
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,675,487	3,323	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	355
Eastman Kodak Co., Common Equity	(n)	Consumer Durables & Apparel	1,846	36	14
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services	33,216	332	355
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	4,485
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	847
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	54,104	13,526	18,125
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy	43,875	10,969	15,027
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services	6,228,866	6,229	7,163
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,422
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,467
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,152
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	$1,449	$1,949
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods	—	—	324
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	142
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,469	12,379	14,690
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	—
Mood Media Corp., Common Equity	(n)(o)(x)	Media	17,400,835	12,644	31,478
NewStar Financial, Inc., Warrants, 11/4/2024	(e)(n)(o)	Diversified Financials	6,000,000	30,115	—
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services	2,916,667	2,917	3,938
PDI Parent LLC, Common Equity	(n)	Capital Goods	2,076,923	2,077	2,181
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	6,900
PSAV Holdings LLC, Common Equity		Technology Hardware & Equipment	10,000	10,000	36,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy	817,308	5,022	4,737
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,084
SandRidge Energy, Inc., Common Equity	(n)(o)	Energy	253,009	5,647	5,083
Sequential Brands Group, Inc., Common Equity	(e)(n)	Consumer Durables & Apparel	408,685	5,517	1,222
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	33,999
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services	261,364	5,227	5,959
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	2,005
Sunnova Energy Corp., Preferred Equity	(n)	Energy	36,363	194	193
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,009	625
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	2,153
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	4,520
The Stars Group Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	20,520
Titan Energy, LLC, Common Equity	(e)(n)	Energy	200,040	6,321	901
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	8,063
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy	1,613,753	1,372	1,291
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services	620,025	4,929	5,895
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services	563,932	4,929	5,130
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(n)	Software & Services	84,590	—	303
Total Equity/Other				325,131	352,171
TOTAL INVESTMENTS—158.0%				$4,608,768	4,625,626
LIABILITIES IN EXCESS OF OTHER ASSETS—(58.0%)					(1,697,231)
NET ASSETS—100.0%					$2,928,395

(a)
Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.33%, and the U.S. Prime Lending Rate, or Prime, was 4.25%. PIK means paid-in-kind.

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

(k)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Goldman Sachs Bank USA (see Note 8).

(l)
Position or portion thereof unsettled as of September 30, 2017.

(m)
Security was on non-accrual status as of September 30, 2017.

(n)
Security is non-income producing.

(o)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2017, 89.1% of the Company’s total assets represented qualifying assets.

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

(u)
Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of  £1.00 to $1.34 as of September 30, 2017.

(v)
The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of September 30, 2017 (see Note 8).

(w)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017.

(x)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2017:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	$28,081	$(31,027)	$—	$—	$(682)	$—	$3,628	$—	$(682)	$—	$—
ASG Technologies Group, Inc.	80,505	—	12,509	(91,824)	24	148	(1,362)	—	5,048	508	—
Warren Resources, Inc.(2)	42,122	—	320	—	—	—	(908)	41,534	3,572	320	—
Senior Secured Loans—Second Lien
ASG Everglades Holdings, Inc.	26,179	—	—	(26,989)	408	6,392	(5,990)	—	2,312	—	1,349
JW Aluminum Co.	34,410	—	132	—	2	—	(84)	34,460	2,479	132	—
Logan’s Roadhouse, Inc.	10,355	—	3,436	—	15	—	(4,083)	9,723	1,004	1,007	—
Senior Secured Bonds
Mood Media Corp.	—	23,104	—	—	—	—	—	23,104	2,937	—	—
Subordinated Debt
Mood Media Corp.	—	6,103	—	(6,930)	47	780	—	—	463	—	—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	(1,000)	—	—	—	—	1,000	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	(243)	—	—	—	—	243	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	29,477	—	—	—	—	—	(2,532)	26,945	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,444	—	—	—	—	—	(1,027)	5,417	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	142	142	—	—	—
JW Aluminum Co., Preferred Equity	11,854	—	1,100	—	—	—	1,736	14,690	1,315	1,100	—
Mood Media Corp.	—	7,136	5,508	—	—	—	18,834	31,478	—	—	—
Roadhouse Holding Inc., Common Equity	5,472	—	—	—	—	—	(5,472)	—	—	—	—
Warren Resources, Inc., Common Equity	10,197	—	—	—	—	—	(2,134)	8,063	—	—	—
Total	$285,096	$4,073	$23,005	$(125,743)	$(186)	$7,320	$1,991	$195,556	$18,448	$3,067	$1,349

(1)
During the nine months ended September 30, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and it is now deemed to “control” the portfolio company.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $3,002 and a fair value of  $2,942.

(3)
Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2017.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (Continued)
As of September 30, 2017
(in thousands, except share amounts)

(y)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2017, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2017	Interest Income(2)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	$—	$31,027	$9,653	$—	$—	$—	$(28,403)	$12,277	$1,217
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	1,000	—	—	—	—	(1,000)	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	243	—	—	—	—	(243)	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—
Total	$—	$32,270	$9,653	$—	$—	$—	$(29,646)	$12,277	$1,217

(1)
During the nine months ended September 30, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and it is now deemed to “control” the portfolio company.

(2)
Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2017.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2017, the Company had eight wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor, will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

December 31, 2017. The December 31, 2016 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information regarding the Company’s secured borrowing.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2016 and the audited consolidated financial statements as of and for the year ended December 31, 2016 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Revenue Recognition: In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the applicability of the new revenue recognition guidance to the Company’s revenue recognition policies and assessing the impact of this guidance on the Company’s consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017		2016
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	10,255,691	$92,907	12,541,507	$106,401
Share Repurchase Program	(10,211,257)	(92,570)	(7,368,833)	(62,325)
Net Proceeds from Share Transactions	44,434	$337	5,172,674	$44,076

During the period from October 1, 2017 to November 1, 2017, the Company issued 1,109,802 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of  $10,044 at an average price per share of  $9.05.
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
The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	24,574
Total		7,368,833				$62,325
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	30,515
June 30, 2017	July 3, 2017	4,513,119	100%	1.38%	$9.100	41,069
Total		10,211,257				$92,570

On October 2, 2017, the Company repurchased 3,538,398 shares of common stock (representing approximately 55% of the shares of the common stock tendered for repurchase and 1.08% of the shares outstanding as of such date) at $9.050 per share for aggregate consideration totaling $32,022.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC II Advisor may be entitled to under the investment advisory and administrative services agreement.
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
The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three and nine months ended September 30, 2017 and 2016:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2017	2016	2017	2016
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,547	$21,555	$67,379	$63,865
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$10,137	$14,252	$42,352	$45,836
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$799	$1,039	$2,530	$3,096

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three and nine months ended September 30, 2017 are net of waivers of  $3,222 and $9,626, respectively, and the amounts shown for the three and nine months ended September 30, 2016 are net of waivers of  $3,080 and $9,124, respectively. During the nine months ended September 30, 2017 and 2016, $66,442 and $63,839, respectively, in base management fees were paid to FSIC II Advisor. As of September 30, 2017, $22,547 in base management fees were payable to FSIC II Advisor.

(2)
During the nine months ended September 30, 2017 and 2016, $48,708 and $47,838, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of September 30, 2017, a subordinated incentive fee on income of  $10,137 was payable to FSIC II Advisor.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)
During the nine months ended September 30, 2017 and 2016, $2,412 and $2,955, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $2,360 and $3,327 in administrative services expenses to FSIC II Advisor during the nine months ended September 30, 2017 and 2016, respectively.

Potential Conflicts of Interest
FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than the funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC II Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2016.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of September 30, 2017, there were no unreimbursed expense support payments subject to future reimbursement by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2017 and 2016:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	0.1885	60,976
September 30, 2016	0.1885	61,155
Total	$0.5655	$182,875
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	0.1885	61,505
September 30, 2017	0.1885	61,277
Total	$0.5655	$184,218

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On August 3, 2017 and November 2, 2017, the Company’s board of directors declared regular monthly cash distributions for October 2017 through December 2017 and January 2018 through March 2018, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	184,218	100%	176,987	97%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	5,888	3%
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$184,218	100%	$182,875	100%

(1)
During the nine months ended September 30, 2017 and 2016, 92.6% and 92.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 2.5%, respectively, was attributable to non-cash accretion of discount and 5.4%% and 4.9%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2017 and 2016 was $185,239 and $186,883, respectively. As of September 30, 2017 and December 31, 2016, the Company had $60,955 and $59,934, respectively, of undistributed net investment income and $133,150 and $112,726, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2017 and 2016:
	Nine Months Ended September 30,
	2017	2016
GAAP-basis net investment income	$194,842	$188,556
Income subject to tax not recorded for GAAP	(2,111)	7,074
GAAP versus tax-basis of consolidation of certain subsidiaries	5,901	3,994
Reclassification or deferral of unamortized original issue discount and prepayment fees	(13,822)	(12,729)
Other miscellaneous differences	429	(12)
Tax-basis net investment income	$185,239	$186,883

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
As of September 30, 2017 and December 31, 2016, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2017 (Unaudited)	December 31, 2016
Distributable ordinary income	$60,955	$59,934
Capital loss carryover(1)	(133,150)	(112,726)
Other temporary differences	(155)	(165)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain (loss) on foreign currency(2)	(10,881)	(53,503)
Total	$(83,231)	$(106,460)

(1)
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $19,996 and $113,154, respectively.

(2)
As of September 30, 2017 and December 31, 2016, the gross unrealized appreciation on the Company’s investments and secured borrowing and gain on foreign currency was $225,512 and $175,000, respectively. As of September 30, 2017 and December 31, 2016, the gross unrealized depreciation on the Company’s investments and secured borrowing and loss on foreign currency was $236,393 and $228,503, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,635,977 and $4,550,764 as of September 30, 2017 and December 31, 2016, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(10,881) and $(53,503) as of September 30, 2017 and December 31, 2016, respectively.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2017, the Company had a deferred tax liability of  $10,710 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $24,288 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2017, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $13,578. For the nine months ended September 30, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,246,013	$3,235,412	70%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	372,697	332,204	7%	749,249	718,971	16%
Senior Secured Bonds	174,356	179,923	4%	168,537	148,085	3%
Subordinated Debt	473,271	506,656	11%	414,320	402,397	9%
Collateralized Securities	17,300	19,260	0%	20,268	23,173	1%
Equity/Other	325,131	352,171	8%	298,460	340,680	7%
Total	$4,608,768	$4,625,626	100%	$4,537,267	$4,497,395	100%

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
As of September 30, 2017, the Company held investments in one portfolio company of which it is deemed to “control.” As of September 30, 2017, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (x) and (y) to the unaudited consolidated schedule of investments as of September 30, 2017 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2017, the Company had twenty-three senior secured loan investments with aggregate unfunded commitments of

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

$255,899, one subordinated debt investment with an unfunded commitment of  $20,000, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $16 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of  $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2017 and audited consolidated schedule of investments as of December 31, 2016.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$39,606	1%	$206,350	5%
Capital Goods	683,649	15%	418,102	9%
Commercial & Professional Services	550,473	12%	520,703	12%
Consumer Durables & Apparel	358,349	8%	317,282	7%
Consumer Services	415,834	9%	523,918	12%
Diversified Financials	214,097	5%	213,625	5%
Energy	523,379	11%	749,437	17%
Food & Staples Retailing	3,933	0%	5,950	0%
Food, Beverage & Tobacco	52,261	1%	—	—
Health Care Equipment & Services	221,757	5%	76,425	2%
Insurance	118,904	3%	84,716	2%
Materials	366,917	8%	329,788	7%
Media	303,677	7%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	3,190	0%	2,263	0%
Retailing	162,651	3%	140,328	3%
Semiconductors & Semiconductor Equipment	17,508	0%	14,837	0%
Software & Services	271,699	6%	354,714	8%
Technology Hardware & Equipment	63,516	1%	135,841	3%
Telecommunication Services	145,534	3%	159,533	3%
Transportation	108,692	2%	102,989	2%
Total	$4,625,626	100%	$4,497,395	100%

Note 7. Fair Value of Financial Instruments
Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:
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
As of September 30, 2017 and December 31, 2016, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:
	September 30, 2017 (Unaudited)		December 31, 2016
Valuation Inputs	Investments	Secured Borrowing	Investments	Secured Borrowing
Level 1—Price quotations in active markets	$7,220	$—	$9,383	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	4,618,406	(8,312)	4,488,012	(8,273)
Total	$4,625,626	$(8,312)	$4,497,395	$(8,273)

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
The secured borrowing as of September 30, 2017 was valued using Level 3 inputs under the fair value hierarchy. The Company’s approach to determining fair value of the Level 3 secured borrowing is consistent with its approach to determining fair value of the Level 3 investments that are associated with the secured borrowing. See Note 2 and Note 8 for additional information regarding the Company’s secured borrowing.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or in limited

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

instances, book value or liquidation value. An investment that is newly-issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services.
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
The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	4,257	12,330	418	2,533	4	—	19,542
Net realized gain (loss)	4,315	(16,697)	(18,593)	(14,935)	(167)	(3,122)	(49,199)
Net change in unrealized appreciation (depreciation)	11,743	(10,215)	26,019	45,308	(945)	(10,173)	61,737
Purchases	1,165,253	126,861	25,468	134,356	—	35,844	1,487,782
Paid-in-kind interest	7,537	9,470	23	2,059	—	1,099	20,188
Sales and repayments	(821,782)	(508,516)	(1,497)	(65,062)	(2,805)	(9,994)	(1,409,656)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,235,412	$332,204	$179,923	$506,656	$19,260	$344,951	$4,618,406
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,650)	$(21,506)	$5,632	$25,937	$(789)	$3,068	$8,692

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	4,272	4,113	2,071	2,311	97	—	12,864
Net realized gain (loss)	58	(27,866)	(27,399)	(33,298)	(341)	1,546	(87,300)
Net change in unrealized appreciation (depreciation)	47,615	67,983	9,329	81,430	6,748	9,269	222,374
Purchases	502,042	110,169	25,594	69,143	—	93,699	800,647
Paid-in-kind interest	4,612	11,482	155	1,633	—	—	17,882
Sales and repayments	(614,986)	(302,460)	(36,724)	(45,905)	(97,289)	(6,793)	(1,104,157)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)
Fair value at end of period	$2,745,820	$765,534	$154,226	$394,333	$22,598	$309,860	$4,392,371
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$18,177	$25,587	$(13,639)	$43,453	$1,933	$9,013	$84,524

(1)
There was one transfer of an investment from Level 3 to Level 1 during the three months ended March 31, 2016. It is the Company’s policy to recognize transfers between levels, if any, at the beginning of the reporting period.

The following is a reconciliation for the nine months ended September 30, 2017 and 2016 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:
	Nine Months Ended September 30,
	2017	2016
Fair value at beginning of period	$(8,273)	$—
Amortization of premium (accretion of discount)	(13)	(3)
Net realized gain (loss)	—	—
Net change in unrealized (appreciation) depreciation	(26)	(94)
Proceeds from secured borrowing	—	(8,132)
Paid-in-kind interest	—	—
Repayments on secured borrowing	—	—
Net transfers in or out of Level 3	—	—
Fair value at end of period	$(8,312)	$(8,229)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(26)	$(94)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2017 and December 31, 2016 were as follows:
Type of Investment	Fair Value at September 30, 2017 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,826,185	Market Comparables	Market Yield (%)	4.8% - 18.3%	9.0%
			EBITDA Multiples (x)	7.5x - 8.0x	7.8x
	44,952	Other(2)	Other	N/A	N/A
	364,275	Market Quotes	Indicative Dealer Quotes	6.0% - 103.0%	97.9%
Senior Secured Loans— Second Lien	244,482	Market Comparables	Market Yield (%)	8.3% - 16.9%	13.9%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	87,722	Market Quotes	Indicative Dealer Quotes	8.2% - 101.5%	87.9%
Senior Secured Bonds	98,507	Market Comparables	Market Yield (%)	8.3% - 10.0%	8.7%
			EBITDA Multiples (x)	4.8x - 9.5x	8.6x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.0	$10.5
			PV-10 Multiples (x)	0.7x - 0.8x	0.8x
	27,844	Other(2)	Other	N/A	N/A
	53,572	Market Quotes	Indicative Dealer Quotes	93.3% - 106.7%	104.5%
Subordinated Debt	60,335	Market Comparables	Market Yield (%)	7.8% - 14.8%	10.1%
			EBITDA Multiples (x)	10.3x - 11.3x	10.8x
	154,500	Other(2)	Other	N/A	N/A
	291,821	Market Quotes	Indicative Dealer Quotes	36.5% - 108.0%	99.6%
Collateralized Securities	19,260	Market Quotes	Indicative Dealer Quotes	47.9% - 99.6%	69.0%
Equity/Other	295,968	Market Comparables	Market Yield (%)	13.8% - 14.3%	14.0%
			Capacity Multiple ($/kW)	$2,500.0 - $2,750.0	$2,625.0
			EBITDA Multiples (x)	1.9x - 16.0x	8.1x
			Production Multiples (Mboe/d)	$42,250.0 - $50,000.0	$44,949.1
			Production Multiples (MMcfe/d)	$5,750.0 - $6,750.0	$6,250.0
			Proved Reserves Multiples (Bcfe)	$1.7 - $1.9	$1.8
			Proved Reserves Multiples (Mmboe)	$10.0 - $11.3	$10.9
			PV-10 Multiples (x)	0.7x - 3.3x	2.6x
		Discounted Cash Flow	Discount Rate (%)	19.8% - 21.8%	20.8%
		Option Valuation Model	Volatility (%)	30.0% - 37.0%	36.4%
	42,310	Other(2)	Other	N/A	N/A
	6,673	Market Quotes	Indicative Dealer Quotes	0.0% - 9.8%	7.7%
Total	$4,618,406
Secured Borrowing	$(8,312)	Market Comparables	Market Yield (%)	(6.0%) - (7.1%)	(6.6)%

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2017 and December 31, 2016. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016 and the additional disclosure set forth in this Note 8.
	As of September 30, 2017 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility(1)	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility(1)	Revolving Credit Facility	L+2.25%	180,933	19,067	May 29, 2020
Wissahickon Creek Credit Facility(1)	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility(1)	Revolving Credit Facility	L+1.80%	149,400	600	May 14, 2018
Juniata River Credit Facility(1)	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility(1)	Revolving Credit Facility	See Note(2)	10,868(3)	109,132	February 23, 2021
Total			$2,181,347	$138,653
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
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

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €7,015 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.18 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars.

	December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Repurchase Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	166,033	33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	225,000	25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	94,200	55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	L+1.75%	—	120,000	February 23, 2021
Total			$1,975,379	$244,621
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three and nine months ended September 30, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
JPM Repurchase Facility	$—	$—	$—	$4,569	$9	$4,578
Goldman Repurchase Facility	—	—	—	3,295	138	3,433
Green Creek Credit Facility	4,655	125	4,780	—	—	—
Cooper River Credit Facility	1,628	117	1,745	1,352	118	1,470
Wissahickon Creek Credit Facility	2,289	266	2,555	1,875	172	2,047
Darby Creek Credit Facility	2,567	345	2,912	2,091	274	2,365
Dunning Creek Credit Facility	1,198	94	1,292	728	105	833
Juniata River Credit Facility	8,587	369	8,956	2,432	18	2,450
FSIC II Revolving Credit Facility	407	13	420	372	41	413
Partial Loan Sale(3)	121	5	126	76	3	79
Total	$21,452	$1,334	$22,786	$16,790	$878	$17,668

	Nine Months Ended September 30,
	2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
JPM Repurchase Facility	$—	$—	$—	$13,605	$29	$13,634
Goldman Repurchase Facility	5,249	202	5,451	9,495	410	9,905
Green Creek Credit Facility	6,503	205	6,708	—	—	—
Cooper River Credit Facility	4,586	347	4,933	4,202	386	4,588
Wissahickon Creek Credit Facility	6,519	744	7,263	5,500	512	6,012
Darby Creek Credit Facility	7,306	1,023	8,329	6,340	691	7,031
Dunning Creek Credit Facility	3,008	298	3,306	1,990	391	2,381
Juniata River Credit Facility	24,381	1,095	25,476	7,136	52	7,188
FSIC II Revolving Credit Facility	1,086	55	1,141	918	91	1,009
Partial Loan Sale(3)	351	13	364	76	3	79
Total	$58,989	$3,982	$62,971	$49,262	$2,565	$51,827

(1)
Borrowings of each of the Company’s wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense may include the effect of non-usage fees and/or make-whole fees.

(3)
Total interest expense for the secured borrowing includes the effect of amortization of discount.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the nine months ended September 30, 2017 and 2016, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
	Nine Months Ended September 30,
	2017				2016
Arrangement(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(2)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(2)
JPM Repurchase Facility(3)	$—	$—	—%	—%	$13,704	$550,000	3.25%	3.25%
Goldman Repurchase Facility(3)	6,982	400,000	—%	3.53%	9,205	400,000	3.32%	3.12%
Green Creek Credit Facility(3)	4,095	456,834	3.69%	3.69%	—	—	—	—
Cooper River Credit Facility(3)	4,352	171,428	3.49%	3.53%	4,071	186,310	3.07%	2.96%
Wissahickon Creek Credit Facility(3)	6,266	240,146	3.73%	3.58%	5,289	230,511	3.31%	3.13%
Darby Creek Credit Facility(3)	6,886	246,429	3.91%	3.91%	6,477	245,182	3.57%	3.40%
Dunning Creek Credit Facility(3)	2,753	129,149	3.12%	3.07%	1,907	111,499	2.81%	2.34%
Juniata River Credit Facility(3)	23,870	850,000	3.84%	3.78%	6,902	300,000	3.18%	3.13%
FSIC II Revolving Credit Facility(4)	1,090	41,995	5.82%	3.41%	850	45,310	0.38%	2.66%
Partial Loan Sale(3)	347	8,214	5.81%	5.64%	—	8,214	5.50%	5.50%
	$56,641	$2,544,195	3.74%	3.66%	$48,405	$2,077,026	3.20%	3.13%

(1)
The weighted average interest rate presented for periods of less than one year is annualized.

(2)
Effective interest rate and weighted average interest rate may include the effect of non-usage fees and/or administration fees.

(3)
Interest is paid quarterly in arrears.

(4)
Interest is paid at the end of each interest period, but no less than quarterly, in arrears.

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
As of September 30, 2017 and December 31, 2016, Notes in an aggregate principal amount of  $0 and $689,655, respectively had been purchased by Schuylkill River from Green Creek and subsequently sold to Goldman under the Goldman repurchase facility for aggregate proceeds of  $0 and $400,000, respectively. The carrying amount outstanding under the Goldman repurchase facility approximates its fair value. The Company funded each purchase of Notes by Schuylkill River through a capital contribution to Schuylkill River. As of September 30, 2017 and December 31, 2016, Schuylkill River’s liability under the Goldman repurchase facility was $0 and $400,000, respectively, plus $0 and $1,733, respectively, of accrued interest expense. The Notes issued by Green Creek and purchased by Schuylkill River eliminate in consolidation on the Company’s financial statements.
The Company incurred costs in connection with obtaining the Goldman repurchase facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Goldman repurchase facility. As of September 30, 2017, $863 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the May 15, 2017 refinancing described under “—Green Creek Credit Facility”, the remaining unamortized deferred financing costs of  $863 will be amortized over the contractual term of the Green Creek Credit Facility.
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
The Company incurred costs in connection with obtaining the Green Creek facility, which the Company has recorded as deferred financing costs, along with $863 of unamortized fees from the Goldman repurchase facility, on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $1,191 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining the Cooper River facility (including the original facility and the amended and restated facility), which the Company has recorded as deferred

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of September 30, 2017, $1,236 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $2,610 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $1,877 of such deferred financing costs had yet to be amortized to interest expense.
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
As of September 30, 2017, pricing under the Dunning Creek facility was based on three-month LIBOR, plus a spread of 1.80% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of September 30, 2017, $230 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining and amending the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Juniata River facility. As of September 30, 2017, $4,439 of such deferred financing costs had yet to be amortized to interest expense.
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
As of September 30, 2017, $10,868 was outstanding under the FSIC II revolving credit facility, which includes borrowings in Euro in an aggregate amount of  €7,015 and borrowings in Canadian dollars in an aggregate amount of CAD $3,229. The Company incurred costs in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the FSIC II revolving credit facility. As of September 30, 2017, $166 of such deferred financing costs had yet to be amortized to interest expense.

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
As of September 30, 2017 and December 31, 2016, the Company recognized a secured borrowing at fair value of  $8,312 and $8,273, respectively, and the fair value of the loan that is associated with the secured borrowing was $43,355 and $43,099, respectively. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.
During the nine months ended September 30, 2017, there were no new partial loan sales and no fundings on revolving and delayed draw secured borrowings or repayments on secured borrowings.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and the year ended December 31, 2016
	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Per Share Data:(1)
Net asset value, beginning of period	$8.90	$8.37
Results of operations(2)
Net investment income	0.60	0.79
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	0.03	0.49
Net increase (decrease) in net assets resulting from operations	0.63	1.28
Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.73)
Distributions from net realized gain on investments	—	(0.02)
Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.96	$8.90
Shares outstanding, end of period	326,954,161	326,909,727
Total return(6)	7.13%	16.07%
Total return (without assuming reinvestment of distributions)(6)	7.08%	15.29%
Ratio/Supplemental Data:
Net assets, end of period	$2,928,395	$2,909,860
Ratio of net investment income to average net assets(7)	8.92%	9.28%
Ratio of operating expenses and excise taxes to average net assets(7)	8.77%	8.96%
Ratio of net operating expenses and excise taxes to average net assets(7)	8.33%	8.51%
Portfolio turnover(8)	30.54%	31.77%
Total amount of senior securities outstanding, exclusive of treasury securities	$2,189,561	$1,983,593
Asset coverage per unit(9)	2.34	2.47

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

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company’s future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2017 are annualized. Annualized ratios for the nine months ended September 30, 2017 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2017. The following is a schedule of supplemental ratios for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Ratio of subordinated income incentive fees to average net assets	1.94%	2.27%
Ratio of interest expense to average net assets	2.88%	2.57%
Ratio of excise taxes to average net assets	—%	0.07%
(8)
Portfolio turnover for the nine months ended September 30, 2017 is not annualized.

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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S.companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2017 and for the Year Ended December 31, 2016.
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2017:
Net Investment Activity	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Purchases	$267,272	$1,490,626
Sales and Redemptions	(392,093)	(1,409,656)
Net Portfolio Activity	$(124,821)	$80,970

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$252,112	94%	$1,165,253	78%
Senior Secured Loans—Second Lien	11,432	4%	126,861	8%
Senior Secured Bonds	—	—	25,468	2%
Subordinated Debt	3,728	2%	134,356	9%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	38,688	3%
Total	$267,272	100%	$1,490,626	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017 (Unaudited)			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,246,013	$3,235,412	70%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	372,697	332,204	7%	749,249	718,971	16%
Senior Secured Bonds	174,356	179,923	4%	168,537	148,085	3%
Subordinated Debt	473,271	506,656	11%	414,320	402,397	9%
Collateralized Securities	17,300	19,260	0%	20,268	23,173	1%
Equity/Other	325,131	352,171	8%	298,460	340,680	7%
Total	$4,608,768	$4,625,626	100%	$4,537,267	$4,497,395	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2017 and December 31, 2016:
	September 30, 2017	December 31, 2016
Number of Portfolio Companies	135	138
% Variable Rate (based on fair value)	77.8%	79.0%
% Fixed Rate (based on fair value)	14.2%	13.4%
% Income Producing Equity or Other Investments (based on fair value)	1.1%	1.0%
% Non-Income Producing Equity or Other Investments (based on fair value)	6.9%	6.6%
Average Annual EBITDA of Portfolio Companies	$106,300	$125,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	97.5%	97.5%
% of Investments on Non-Accrual (based on fair value)	0.7%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	10.1%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of September 30, 2017 and December 31, 2016 and our final public offering price of  $10.60, the annualized distribution rate to stockholders as of September 30, 2017 and December 31, 2016 was 7.11%. Based on our regular monthly cash distribution amount of  $0.06283 per share as of September 30, 2017 and December 31, 2016 and our distribution reinvestment price of  $9.05 as of September 30, 2017 and $8.95 as of December 31, 2016, the annualized distribution rate to stockholders as of September 30, 2017 and December 31, 2016 was 8.33% and 8.42% respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2017, our total return was 7.13% and our total return without assuming reinvestment of distributions was 7.08%. During the year ended December 31, 2016, our total return was 16.07% and our total return without assuming reinvestment of distributions was 15.29%.
Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2017:
New Direct Originations	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Total Commitments (including unfunded commitments)	$224,126	$1,132,686
Exited Investments (including partial paydowns)	(189,936)	(853,945)
Net Direct Originations	$34,190	$278,741

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$198,571	89%	$1,077,871	95%
Senior Secured Loans—Second Lien	5,555	2%	9,094	1%
Senior Secured Bonds	—	—	3,396	—
Subordinated Debt	20,000	9%	20,000	2%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	22,325	2%
Total	$224,126	100%	$1,132,686	100%

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Average New Direct Origination Commitment Amount	$37,354	$33,314
Weighted Average Maturity for New Direct Originations	3/19/22	8/6/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.4%	8.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.7%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.5%	10.2%
The following table presents certain selected information regarding our direct originations as of September 30, 2017 and December 31, 2016:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2017	December 31, 2016
Number of Portfolio Companies	77	68
Average Annual EBITDA of Portfolio Companies	$73,600	$66,700
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.3%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.1%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	10.2%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2017 and December 31, 2016:
	September 30, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,820,845	83%	$3,635,978	81%
Opportunistic	618,281	13%	568,120	13%
Broadly Syndicated/Other	186,500	4%	293,297	6%
Total	$4,625,626	100%	$4,497,395	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2017 and December 31, 2016:
	September 30, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$432,118	9%	$301,900	7%
2	3,864,835	84%	3,628,492	81%
3	215,403	5%	449,511	10%
4	21,710	0%	87,088	2%
5	91,560	2%	30,404	0%
Total	$4,625,626	100%	$4,497,395	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenues
Our investment income for the three months ended September 30, 2017 and 2016 was as follows:
	Three Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest Income	$104,423	87%	$100,641	85%
Paid-in-kind interest income	9,256	7%	9,900	8%
Fee income	7,223	6%	8,525	7%
Total investment income(1)	$120,902	100%	$119,066	100%

(1)
Such revenues represent $110,418 and $108,231 of cash income earned as well as $10,484 and $10,835 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The increase in interest income was due primarily to the acceleration of original issue discount with respect to the repayment of certain portfolio investments. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.
Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.
Expenses
Our operating expenses for the three months ended September 30, 2017 and 2016 were as follows:
	Three Months Ended September 30,
	2017	2016
Management fees	$25,769	$24,635
Subordinated income incentive fees(1)	10,137	14,252
Administrative services expenses	799	1,039
Stock transfer agent fees	506	506
Accounting and administrative fees	434	368
Interest expense	22,786	17,668
Directors’ fees	278	290
Expenses associated with our independent audit and related fees	129	89
Legal fees	207	157
Printing fees	187	387
Other	579	533
Total operating expenses	$61,811	$59,924
Management fee waiver	(3,222)	(3,080)
Net operating expenses	$58,589	$56,844

(1)
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding the calculation of incentive fees.

During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to our average net assets was 2.02% and 2.04%, respectively. During the three months ended September 30, 2017 and 2016, the ratio of our net expenses to average net assets included $22,786 and $17,668, respectively, related to interest expense and $10,137 and $14,252, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 0.89% and 0.89% for the three months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.
Net Investment Income
Our net investment income totaled $62,313 ($0.19 per share) and $62,222 ($0.19 per share) for the three months ended September 30, 2017 and 2016, respectively.

Net Realized Gains or Losses
We sold investments and received principal repayments of  $131,102 and $260,991, respectively, during the three months ended September 30, 2017, from which we realized a net loss of  $5,942. We sold investments and received principal repayments of  $343,884 and $250,192, respectively, during the three months ended September 30, 2016, from which we realized a net loss of  $40,479. We also realized a net gain of  $122 and a net loss of  $5, respectively, from settlements on foreign currency during the three months ended September 30, 2017 and 2016.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
For the three months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $5,001, the net change in unrealized appreciation (depreciation) on the secured borrowing was $10 and the net change in unrealized gain (loss) on foreign currency was $(186). For the three months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $136,227 and the net change in unrealized appreciation (depreciation) on the secured borrowing was $(94). The net change in unrealized appreciation (depreciation) on our investments during the three months ended September 30, 2017 was driven by the conversion of unrealized depreciation to realized losses, offset by the reduced valuations in certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2017, the net increase (decrease) in net assets resulting from operations was $61,318 ($0.19 per share) and $157,871 ($0.49 per share), respectively.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenues
Our investment income for the nine months ended September 30, 2017 and 2016 was as follows:
	Nine Months Ended September 30,
	2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest Income	$310,184	82%	$322,297	89%
Paid-in-kind interest income	20,188	6%	17,882	5%
Fee income	46,323	12%	20,088	6%
Dividend Income	11	0%	—	—
Total investment income(1)	$376,706	100%	$360,267	100%

(1)
Such revenues represent $348,791 and $333,501 of cash income earned as well as $27,915 and $26,766 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The decrease in interest income was due primarily to the prepayment of several large investments during the nine months ended September 30, 2017 and the refinancing of certain investments during the twelve months ended September 30, 2017, partially offset by the acceleration of original issue discount with respect to the repayment of certain portfolio investments. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.
Fee income is transaction based, and typically consists of prepayment fees, structuring fees, amendment and consent fees and other non-recurring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of prepayments and other events at existing portfolio companies resulting in such fees.

Expenses
Our operating expenses for the nine months ended September 30, 2017 and 2016 were as follows:
	Nine Months Ended September 30,
	2017	2016
Management fees	$77,005	$72,989
Subordinated income incentive fees(1)	42,352	45,836
Administrative services expenses	2,530	3,096
Stock transfer agent fees	1,502	1,549
Accounting and administrative fees	1,303	1,069
Interest expense	62,971	51,827
Directors’ fees	849	835
Expenses associated with our independent audit and related fees	382	309
Legal fees	612	432
Printing fees	847	1,281
Other	1,137	1,612
Total operating expenses	$191,490	$180,835
Management fee waiver	(9,626)	(9,124)
Net operating expenses	$181,864	$171,711

(1)
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding the calculation of incentive fees.

During the nine months ended September 30, 2017 and 2016, the ratio of our net expenses to our average net assets was 6.23% and 6.34%, respectively. During the nine months ended September 30, 2017 and 2016, the ratio of our net expenses to average net assets included $62,971 and $51,827, respectively, related to interest expense and $42,352 and $45,836, respectively, related to accruals of incentive fees. Without such expenses, our ratio of net expenses to average net assets would have been 2.62% and 2.73% for the nine months ended September 30, 2017 and 2016, respectively. Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance, and changes in benchmark interest rates such as LIBOR among other factors.
Net Investment Income
Our net investment income totaled $194,842 ($0.60 per share) and $188,556 ($0.58 per share) for the nine months ended September 30, 2017 and 2016, respectively. The increase in net investment income can be attributed to an increase in fee income during the nine months ended September 30, 2017.
Net Realized Gains or Losses
We sold investments and received principal repayments of  $437,734 and $971,922, respectively, during the nine months ended September 30, 2017, from which we realized a net loss of  $49,199. We sold investments and received principal repayments of  $511,389 and $592,768, respectively, during the nine months ended September 30, 2016, from which we realized a net loss of  $87,300. We also realized a net gain of  $439 and a net loss of  $2, respectively, from settlements on foreign currency during the nine months ended September 30, 2017 and 2016.
Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
For the nine months ended September 30, 2017, the net change in unrealized appreciation (depreciation) on investments totaled $56,730, the net change in unrealized appreciation (depreciation) on the secured borrowing was $(26) and the net change in unrealized gain (loss) on foreign currency was

$(370). For the nine months ended September 30, 2016, the net change in unrealized appreciation (depreciation) on investments totaled $222,436 and the net change in unrealized gain (loss) on the secured borrowing was $(94). The net change in unrealized appreciation (depreciation) on our investments during the nine months ended September 30, 2017 was primarily driven by the conversion of unrealized depreciation to realized losses, offset by the reduced valuations in certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the nine months ended September 30, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $202,416 ($0.62 per share) and $323,596 ($1.00 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2017, we had $529,817 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $138,653 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2017, we had twenty-three senior secured loan investments with aggregate unfunded commitments of  $255,899, one subordinated debt investment with an unfunded commitment of  $20,000, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $16 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2017:
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility(1)	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility(1)	Revolving Credit Facility	L+2.25%	180,933	19,067	May 29, 2020
Wissahickon Creek Credit Facility(1)	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility(1)	Revolving Credit Facility	L+1.80%	149,400	600	May 14, 2018
Juniata River Credit Facility(1)	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility(1)	Revolving Credit Facility	See Note(2)	10,868(3)	109,132	February 23, 2021
Total			$2,181,347	$138,653
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
Interest under the FSIC II revolving credit facility for (i) loans for which we elect the base rate option is payable at a rate equal to 0.75% per annum plus the greatest of  (a) the “U.S. Prime Rate” as published in The Wall Street Journal, (b) the federal funds effective rate for such day plus 0.5%, (c) the three-month LIBOR plus 1% per annum and (d) zero; and (ii) loans for which we elect the Eurocurrency option is payable at a rate equal to LIBOR plus 1.75% per annum.

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €7,015 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.18 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of September 30, 2017 to reflect total amount outstanding in U.S. dollars.

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

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2017 and 2016:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2016
March 31, 2016	$0.1885	$60,744
June 30, 2016	0.1885	60,976
September 30, 2016	0.1885	61,155
Total	$0.5655	$182,875
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	0.1885	61,505
September 30, 2017	0.1885	61,277
Total	$0.5655	$184,218

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2017 and 2016.
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
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
See Note 7 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of financial instruments.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2017 and 2016, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
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
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2017 is as follows:
	Payments Due By Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Green Creek Credit Facility(1)	$500,000	—	$500,000	—	—
Cooper River Credit Facility(2)	$180,933	—	$180,933	—	—
Wissahickon Creek Credit Facility(3)	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(4)	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(5)	$149,400	$149,400	—	—	—
Juniata River Credit Facility(6)	$850,000	—	—	$850,000	—
FSIC II Revolving Credit Facility(7)	$10,868	—	—	$10,868	—
Partial Loan Sale(8)	$8,214	—	—	$8,214	—

(1)
At September 30, 2017, no amounts remained unused under the Green Creek facility. Amounts outstanding under the Green Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 15, 2019.

(2)
At September 30, 2017, $19,067 remained unused under the Cooper River facility. Amounts outstanding under the Cooper River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.

(3)
At September 30, 2017, $9,854 remained unused under the Wissahickon Creek facility. Amounts outstanding under the Wissahickon Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 18, 2022.

(4)
At September 30, 2017, no amounts remained unused under the Darby Creek facility. Amounts outstanding under the Darby Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

(5)
At September 30, 2017, $600 remained unused under the Dunning Creek facility. Amounts outstanding under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.

(6)
At September 30, 2017, no amounts remained unused under the Juniata River facility. Amounts outstanding under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.

(7)
At September 30, 2017, $109,132 amounts remained unused under the ING facility. Amounts outstanding under the ING facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on February 23, 2021.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 77.8% of our portfolio investments (based on fair value) paid variable interest rates, 14.2% paid fixed interest rates, 6.9% were non-income producing senior secured loans or equity/other investments and the remaining 1.1% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2017:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(11,858)	$(17,709)	$5,851	1.7%
No change	—	—	—	—
Up 100 basis points	$34,200	$17,709	$16,491	4.7%
Up 300 basis points	$104,788	$53,127	$51,662	14.8%
Up 500 basis points	$176,939	$88,545	$88,395	25.4%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2017 and 2016, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2017, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	4,513,119	$9.10	4,513,119	(1)
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—
Total	4,513,119	$9.10	4,513,119	(1)

(1)
The maximum number of shares available for repurchase on July 3, 2017 was 4,928,558. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.   Defaults upon Senior Securities.
Not applicable.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Not applicable.

Item 6.   Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.5	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)
10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.9	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.10	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.11	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.12	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.13	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.14	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.15	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.16	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.17	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.18	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.19	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.24	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.25	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.26	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.27	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.28	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.29	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)
10.30	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.31	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)
10.32	Fourth Amendment to Credit Agreement, dated as of May 12, 2017, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.33	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.34	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.35	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.36	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.37	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.38	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.39	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.40	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.41	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.42	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.43	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.44	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.45	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.47	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.48	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.49	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.50	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.51	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2017.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)