Form 10-K
period 2017-12-31
FS Investment Corp II
filed 2018-03-09
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☑
There is no established market for the registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.80 per share.
There were 325,536,808 shares of the registrant’s common stock outstanding as of March 1, 2018.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2017
i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in thousands unless otherwise noted.
Item 1.
Business.

Summary
FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, we had total assets of approximately $5.1 billion.
We are managed by FSIC II Advisor, LLC, or FSIC II Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. FSIC II Advisor engaged GSO/Blackstone Debt Funds Management LLC, or GDFM, to act as our investment sub-adviser. GDFM currently assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor, according to guidelines set by FSIC II Advisor. GDFM, a registered investment adviser under the Advisers Act, is a wholly owned subsidiary of GSO Capital Partners LP, or GSO. GSO is the credit platform of The Blackstone Group L.P., or Blackstone, a leading global alternative asset manager and provider of financial advisory services. GSO is one of the world’s largest credit platforms in the alternative asset business with approximately $138.1 billion in assets under management as of December 31, 2017.
As previously announced by the Company on December 11, 2017, GDFM intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, dated February 8 2012, or the investment sub-advisory agreement, that FSIC II Advisor has entered into with GDFM, effective April 9, 2018 (the date of such termination, the GDFM end date). In connection with GDFM’s resignation as the investment sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “—The Transition of Investment Advisory Services” for information regarding the Company’s potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly formed investment adviser jointly operated by an affiliate of FS Investments, or FS Adviser, and by KKR Credit.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We currently seek to meet our investment objectives by:
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or collectively our co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.

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
For information regarding our share repurchase program, distributions and our distribution reinvestment plan, including certain related tax considerations, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program and Distributions” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions.”
About FSIC II Advisor
FSIC II Advisor is a subsidiary of our affiliate, FS Investments, a national sponsor of alternative investments designed for the individual investor. FSIC II Advisor is registered as an investment adviser with the SEC under the Advisers Act and is led by substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open and closed-end management investment companies and a real estate investment trust sponsored by FS Investments and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles sponsored by FS Investments.
In addition to managing our investments, the managers, officers and other personnel of FSIC II Advisor also currently manage the following entities, or together with the Company, the Fund Complex, through affiliated investment advisers:
Name	Entity	Investment Focus	Gross Assets(1)
FS Investment Corporation	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$4,104,275
FS Energy and Power Fund	BDC	Primarily invests in debt and income-oriented equity securities of privately-held U.S. companies in the energy and power industry.	$4,316,431
FS Investment Corporation III	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$3,847,280
FS Investment Corporation IV	BDC	Primarily invests in senior secured loans, second lien secured loans and, to a lesser extent, subordinated loans of private U.S. companies.	$376,306
FS Global Credit Opportunities Fund(2)	Closed-end management investment company	Primarily invests in secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments.	$2,328,169
FS Energy Total Return Fund(3)	Closed-end management investment company	Primarily invests in the equity and debt securities of natural resource companies.	$32,312

Name	Entity	Investment Focus	Gross Assets(1)
FS Multi-Strategy Alternatives Fund	Open-end management investment company	Primarily invests in a broad spectrum of alternative investment strategies with low correlation to equity and fixed income markets.	$58,326
FS Credit Real Estate Income Trust, Inc.(4)	REIT	Primarily invests in senior loans secured by commercial real estate in the United States.	$41,281
FS Credit Income Fund(3)	Closed-end management investment company	Primarily invests in debt obligations and, to a lesser extent equity observations.	$20,000

(1)
As of December 31, 2017, except as otherwise noted below.

(2)
Five funds affiliated with FS Global Credit Opportunities Fund, FS Global Credit Opportunities Fund—A, FS Global Credit Opportunities Fund—D, FS Global Credit Opportunities Fund—T, FS Global Credit Opportunities Fund—ADV and FS Global Credit Opportunities Fund—T2, which also have the same investment objectives and strategies as FS Global Credit Opportunities Fund, closed their respective continuous public offerings to new investors.

(3)
As of October 31, 2017.

(4)
As of September 30, 2017.

Our chairman and chief executive officer, Michael C. Forman, has led FSIC II Advisor since its inception. In 2007, he co-founded FS Investments with the goal of delivering alternative investment solutions, advised by what FS Investments believes to be best-in-class institutional asset managers, to individual investors nationwide. In addition to leading FSIC II Advisor, Mr. Forman currently serves as chairman, president and/or chief executive officer of each of the other funds in the Fund Complex and each of their respective investment advisers.
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
All investment decisions currently require the unanimous approval of FSIC II Advisor’s investment committee, which is currently comprised of Sean Coleman, Brian Gerson, and Michael Kelly. Our board of directors, including a majority of independent directors, oversees and monitors our investment performance and, annually reviews our investment advisory and administrative services agreement, by and between us and FSIC II Advisor, dated as of February 8, 2012, or the investment advisory and administrative services agreement, and the investment sub-advisory agreement to determine, among other things, whether the fees payable under such agreements are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth and focuses on setting the industry standards for investor education and transparency.
FS Investments is headquartered in Philadelphia with offices in Orlando, FL, New York, NY and Washington, D.C. The firm had more than $20 billion in assets under management as of December 31, 2017.

About GDFM
From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor. GDFM also serves as the investment sub-adviser to FS Investment Corporation, FS Investment Corporation III and FS Investment Corporation IV. Furthermore, GDFM’s parent, GSO, currently serves as the investment sub-adviser to FS Energy and Power Fund and FS Global Credit Opportunities Fund. GDFM is a Delaware limited liability company with principal offices located at 345 Park Avenue, New York, New York 10154.
GDFM is a wholly-owned subsidiary of GSO. GSO is the credit platform of Blackstone, a leading global alternative asset manager. As of December 31, 2017, GSO and its affiliates, excluding Blackstone, managed approximately $138.1 billion of assets across multiple strategies and investment types within the leveraged finance marketplace, including leveraged loans, high-yield bonds, distressed, mezzanine and private equity. As investment sub-adviser, GDFM currently makes recommendations to FSIC II Advisor in a manner that is consistent with its existing investment and monitoring processes.
Blackstone is a leading global alternative asset manager and provider of financial advisory services. It is one of the largest independent managers of private capital in the world, with assets under management of approximately $434.1 billion as of December 31, 2017. Blackstone’s alternative asset management businesses include the management of private equity funds, real estate funds, funds of hedge funds, credit-oriented funds, collateralized loan obligation vehicles, separately managed accounts and publicly-traded closed-end mutual funds. Blackstone is a publicly-traded limited partnership that has common units which trade on the New York Stock Exchange under the ticker symbol “BX.” Information about Blackstone and its various affiliates, including certain ownership, governance and financial information, is disclosed in Blackstone’s periodic filings with the SEC, which can be obtained from Blackstone’s website at http://ir.blackstone.com or the SEC’s website at www.sec.gov. Information contained on Blackstone’s website and in Blackstone’s filings with the SEC is not incorporated by reference into this annual report on Form 10-K and you should not consider that information to be part of this annual report on Form 10-K.
Potential Market Opportunity
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
Limited Investment Competition
Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately just 1% of overall middle market loan volume in 2017, down from 6% in 2016 and nearly 20% in 2011. However, the continuation of this trend is uncertain as a result of the potentially changing regulatory landscape.
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

In addition, in an order dated June 4, 2013, the SEC granted exemptive relief that, subject to the satisfaction of certain conditions, expands our ability to co-invest in certain privately negotiated investment transactions with our co-investment affiliates, which we believe has and may continue to enhance our ability to further our investment objectives and strategy. See “—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of FSIC II Advisor’s senior management team, and currently, together with the wider resources of GSO’s investment team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, as well as the specific expertise of GDFM, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.
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
GDFM transaction sourcing capability
FSIC II Advisor currently seeks to leverage GDFM’s significant access to transaction flow. GDFM seeks to generate investment opportunities through syndicate and club deals (generally, investments made by a small group of investment firms) and, subject to regulatory constraints as discussed under “—Regulation,” and the allocation policies of GDFM and its affiliates, as applicable, also through GSO’s direct origination channels. GDFM also relies on its relationships with private equity sponsors, investment banks and commercial banks to source investment opportunities. These include significant contacts to participants in the credit and leveraged finance marketplace, which it can draw upon in sourcing investment opportunities for us. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. With respect to GDFM’s origination channel, FSIC II Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us. GDFM also has a significant trading platform, which, we believe, currently allows us access to the secondary market for investment opportunities.
Disciplined, income-oriented investment philosophy
FSIC II Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
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
See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.

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
From time to time, FSIC II Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that FSIC II Advisor believes will aid it in achieving our investment objectives. FSIC II Advisor engaged GDFM to act as our investment sub-adviser. GDFM currently assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.
FSIC II Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FSIC II Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FSIC II Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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

Investment Types
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FSIC II Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure, where returns tend to be stronger in a more stable or growing economy, but less secure in weak economic environments. Below is a diagram illustrating where these investments lie in a typical portfolio company’s capital structure. Senior secured debt is situated at the top of the capital structure and typically has the first claim on the assets and cash flows of the company, followed by second lien secured debt, subordinated debt, preferred equity and, finally, common equity. Due to this priority of cash flows, an investment’s risk increases as it moves further down the capital structure. Investors are usually compensated for this risk associated with junior status in the form of higher returns, either through higher interest payments or potentially higher capital appreciation. We currently rely on FSIC II Advisor’s and GDFM’s experience to structure investments, possibly using all levels of the capital structure, which we believe will perform in a broad range of economic environments.
Typical Leveraged Capital Structure Diagram
Senior Secured Loans
Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates ranging between 6.0% and 13.0% over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield of 8.0% to 15.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate of 8.0% to 16.0%.
Subordinated Debt
In addition to senior secured loans, second lien secured loans, and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield of 8.0% to 18.0% over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
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
Investment Process
The investment professionals employed by FSIC II Advisor and GDFM have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below. See “—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-adviser and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Our Transaction Process
Sourcing
In order to source transactions, FSIC II Advisor currently seeks to leverage GDFM’s significant access to transaction flow, along with GDFM’s trading platform. GDFM seeks to generate investment opportunities through its trading platform, through syndicate and club deals, through relationships with investment banks, which may be exclusive to GDFM, and, subject to regulatory constraints and the allocation policies of GDFM and its affiliates, as applicable, through GSO’s direct origination channels. With respect to syndicate and club deals, GDFM has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GDFM may compensate certain brokers or other financial services firms out of its own profits or revenues for services provided in connection with the identification of appropriate investment opportunities. With respect to GDFM’s origination channel, FSIC II Advisor currently seeks to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GDFM currently provides a significant pipeline of investment opportunities for us.
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
Execution
Recommendation. FSIC II Advisor engaged GDFM to identify and recommend investment opportunities for its approval. GDFM seeks to maintain a defensive approach toward its investment recommendations by emphasizing risk control in its transaction process, which includes (i) the pre-review of each opportunity by one of its portfolio managers to assess the general quality, value and fit relative to our portfolio, (ii) where possible, transaction structuring with a focus on preservation of capital in varying economic environments and (iii) ultimate approval of investment recommendations by GDFM’s investment committee.
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

Monitoring
Portfolio Monitoring. FSIC II Advisor, currently with the help of GDFM, monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, FSIC II Advisor and GDFM currently work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
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
In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
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
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, FSIC II Advisor or currently GDFM will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than FSIC II Advisor or GDFM, will retain any fees paid for such assistance.
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
The Transition of Investment Advisory Services
Summary of the Transition
We currently receive investment advisory and administrative services from FSIC II Advisor pursuant to the investment advisory and administrative services agreement. GDFM acts as our investment sub-adviser pursuant to the investment sub-advisory agreement. As we previously announced on December 11, 2017,

GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as the investment sub-adviser to the Company, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC II Advisor, together with FB Income Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC, collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC II Advisor and KKR Credit. In furtherance thereof, we desire to enter into (i) an investment advisory and administrative services agreement with FSIC II Advisor and an investment advisory agreement with KKR Credit, or collectively, the investment co-advisory agreements, pursuant to which FSIC II Advisor and KKR Credit would act as our investment co-advisers, and/or (ii) an investment advisory and administrative services agreement with FS/KKR Advisor or the joint advisor investment advisory agreement, pursuant to which FS/KKR Advisor would act as our investment adviser. In addition, prior to the effectiveness of the investment co-advisory agreements or the joint advisor investment advisory agreement, we may enter into an interim investment advisory agreement pursuant to Rule 15a-4 of the 1940 Act with KKR Credit.
We ultimately intend to receive investment advisory services from FS/KKR Advisor pursuant to the joint advisor investment advisory agreement. However, due to the various conditions required for the investment co-advisory agreements and the joint advisor investment advisory agreement to each become effective, we are seeking, as required by the 1940 Act, stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement in order to ensure the continuous provision of investment advisory services to the Company by FSIC II Advisor, KKR Credit and/or FS/KKR Advisor, as applicable, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement.
If the joint advisor investment advisory agreement becomes effective on the same day as or prior to the date the investment co-advisory agreements would otherwise become effective, then FS/KKR Advisor would serve as investment adviser to the Company pursuant to the joint advisor investment advisory agreement and the investment co-advisory agreements would not become effective. If the joint advisor investment advisory agreement becomes effective after the investment co-advisory agreements have become effective, then the investment co-advisory agreements would automatically terminate upon the effectiveness of the joint advisor investment advisory agreement. Accordingly, the investment co-advisory agreements and the joint advisor investment advisory agreement would not be simultaneously effective at any time.
Concurrently with seeking stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking exemptive relief, or the KKR exemptive relief, in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that would permit us, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application or whether the requested KKR exemptive relief will be granted. Receipt of KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement.
In order to transition our advisory services, FSIC II Advisor, GDFM and certain of their affiliates have entered into a transition agreement, which provides that GDFM will continue to act as our investment sub-adviser through the GDFM end date and will cooperate with FSIC II Advisor in implementing the transition of our investment advisory services from GDFM.
FS Investments and its affiliates (including FSIC II Advisor) and KKR Credit are committed to transition our advisory services as described herein. To help the FS Investments and FSIC II Advisor teams during the transition, KKR Credit will provide certain administrative services to the FS Advisor Entities and KKR Credit’s broker-dealer affiliate will provide certain sourcing and other services to the FS Advisor Entities, in each case, pursuant to a sourcing and administrative services agreement, or the sourcing agreement. FSIC II Advisor intends to obtain services from KKR Credit’s broker-dealer affiliate pursuant to the sourcing agreement, such as identifying new investment opportunities for FSIC II Advisor, prior to the Company’s entry into any advisory agreement with KKR Credit or one of its affiliates, including FS/KKR Advisor. The sourcing agreement will terminate with respect to FSIC II Advisor on the earlier of the effective date of the investment co-advisory agreements or the joint advisor investment advisory agreement.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had over $45 billion of assets under management as of December 31, 2017 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. L.P., or KKR & Co. KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with over $168 billion in assets under management as of December 31, 2017 that manages investments across multiple asset classes including private equity, energy, infrastructure, real estate, credit and hedge funds. KKR & Co. aims to generate attractive investment returns by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation in the assets it manages. KKR & Co. invests its own capital alongside the capital it manages for fund investors and brings debt and equity investment opportunities to others through its capital markets business.
KKR & Co.’s business offers a broad range of investment management services to its fund investors and provides capital markets services to KKR & Co., its portfolio companies and third parties. Throughout KKR & Co.’s history, KKR & Co. has consistently been a leader in the private equity industry. KKR & Co. has grown its firm by expanding its geographical presence and building businesses in new areas, such as credit, special situations, hedge funds, collateralized loan obligations, capital markets, infrastructure, energy and real estate. These efforts build on KKR & Co.’s core principles and industry expertise, allowing KKR & Co. to leverage the intellectual capital and synergies in its businesses, and to capitalize on a broader range of the opportunities it sources. Additionally, KKR & Co. has increased its focus on meeting the needs of its existing fund investors and in developing relationships with new investors in its funds.
KKR & Co. conducts its business with offices throughout the world, providing it with a pre-eminent global platform for sourcing transactions, raising capital and carrying out capital markets activities. KKR & Co.’s growth has been driven by value that it has created through its operationally focused investment approach, the expansion of its existing businesses, its entry into new lines of business, innovation in the products that it offers investors in its funds, an increased focus on providing tailored solutions to its clients and the integration of capital markets distribution activities.
KKR & Co. has also used its balance sheet as a significant source of capital to further grow and expand its business, increase its participation in its existing businesses and further align its interests with those of its fund investors and other stakeholders.
Below are the gross assets of two other BDCs advised or sub-advised by KKR Credit, each of which has a similar investment objective to that of the Company:
Name	Entity	Gross Assets(1)
Corporate Capital Trust, Inc.	BDC	$4,422,594
Corporate Capital Trust II	BDC	$157,442

(1)
As of September 30, 2017.

About FS/KKR Advisor
FS/KKR Advisor is a newly-formed Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112. Prior to the effectiveness of the joint advisor investment advisory agreement, FS/KKR Advisor will register as an investment adviser with the SEC under the Advisers Act. FS/KKR Advisor will be jointly operated by FS Adviser and KKR Credit. The Company’s chairman and chief executive officer, Michael C. Forman, will serve as FS/KKR Advisor’s chairman and chief executive officer, and Todd C. Builione, the president of KKR Credit, will serve as FS/KKR Advisor’s president.
FS/KKR Advisor’s senior management team will have significant experience in private lending and private equity investing, and will have developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team will also have extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. The Company believes that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of FS/KKR Advisor’s management team, will allow FS/KKR Advisor to successfully execute the Company’s investment strategies.
Duties of FSIC II Advisor, KKR Credit and FS/KKR Advisor
FSIC II Advisor, together with the other FS Advisor Entities, and KKR Credit have agreed to coordinate their activities during the period in which the investment co-advisory agreements and the joint advisor investment advisory agreement would be in effect to avoid duplication of efforts and ensure a balanced and effective allocation of responsibilities and net fee revenue earned by the FS Advisor Entities, KKR Credit and FS/KKR Advisor, and efficiency in the provision of the required services to the Company thereunder.
Investment Co-Advisory Agreements
During the period the investment co-advisory agreements are in effect, the management of the Company’s investment portfolio will be the responsibility of a joint investment committee which will be comprised of three appointees of FS Investments or one of its affiliates (initially Sean Coleman, Brian Gerson and Michael Kelly) and three appointees of KKR Credit (initially Todd Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FSIC II Advisor and KKR Credit will provide services to the Company. In performing their duties under the investment co-advisory agreements, FSIC II Advisor and KKR Credit will provide the Company with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. The FS Advisor Entities and KKR Credit are collectively responsible for providing appropriate assets, resources, time and personnel in order to provide to the Company the services required under the investment co-advisory agreements.
Among other changes, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement to 1.50% under the investment co-advisory agreements (in the aggregate). While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective March 5, 2015, FSIC II Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the investment co-advisory agreements (in the aggregate), (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.
Joint Advisor Investment Advisory Agreement
During the period the joint advisor investment advisory agreement is in effect, the management of the Company’s investment portfolio will be the responsibility of FS/KKR Advisor’s investment committee which will be comprised of three appointees of FS Adviser (initially Sean Coleman, Brian Gerson and

Michael Kelly) and three appointees of KKR Credit (initially Todd Builione, Daniel Pietrzak and Ryan Wilson). A team of dedicated investment professionals consisting of personnel from FS Investments and KKR Credit will provide services to the Company on behalf of FS/KKR Advisor. The investment committee will be responsible for establishing and monitoring the Company’s investment program, developing the portfolio, setting the risk parameters for the Company and approving all Company investments. Initial investment decisions will require the unanimous approval of the investment committee.
In performing its duties under the joint advisor investment advisory agreement, FS/KKR Advisor will provide the Company with services to facilitate the conduct of its business, including but not limited to: (a) sourcing, structuring, underwriting, performing diligence, executing and monitoring investments; (b) researching, selecting, trading and underwriting new investment opportunities; (c) investor account management; (d) legal, compliance, finance, accounting, operations and human resources services; and (e) risk management functions. KKR Credit and FS Adviser will be collectively responsible for providing appropriate assets, resources, time and personnel to allow FS/KKR Advisor to provide to the Company the services required under the joint advisor investment advisory agreement.
Among other changes, the base management fee will be reduced from 1.75% under the investment advisory and administrative services agreement to 1.50% under the joint advisor investment advisory agreement. While the investment advisory and administrative services agreement provides that the base management fee is 2.0%, effective March 5, 2015, FSIC II Advisor contractually agreed to permanently waive 0.25% of the base management fee so that the fee received equals 1.75% of our average weekly gross assets. For the incentive fee under the joint advisor investment advisory agreement, (i) the hurdle rate will be reduced to 1.75% per quarter and (ii) the “catch-up” feature will be reduced to begin at 2.1875%.
For additional information, see the Company’s definitive proxy statement filed on January 18, 2018.
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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, our board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy. We believe this relief has and may continue to enhance our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained. Because we did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, we are permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term). See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding the exemptive relief KKR Credit is seeking with respect to the Company’s potential investment advisory relationship with FS/KKR Advisor.
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
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of FSIC II Advisor’s senior management team, together with the wider resources of GSO’s investment team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape due to the presidential administration. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”
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
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in November 2016. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
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
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of FSIC II Advisor and, currently, GDFM. FSIC II Advisor, with the assistance of GDFM, evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of FSIC II Advisor and GDFM, as well as their respective senior management teams. The departure of any members of FSIC II Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives. Likewise, the departure of any key employees of GDFM or termination of key industry relationships may impact its ability to render services to us under the terms of its investment sub-advisory agreement with FSIC II Advisor.
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
In addition, the investment advisory and administrative services agreement that FSIC II Advisor has entered into with us, as well as the investment sub-advisory agreement that FSIC II Advisor has entered into with GDFM, have termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by FSIC II Advisor, upon 120 days’ notice to us. The investment sub-advisory agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice by GDFM or, if our board of directors or the holders of a majority of our outstanding voting securities determine that the investment sub-advisory agreement with GDFM should be terminated, by FSIC II Advisor. If either agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreements are terminated, it may be difficult for us to replace FSIC II Advisor or for FSIC II Advisor to replace GDFM. Furthermore, the termination of either of these agreements may adversely impact the terms of any financing arrangement into which we may enter, which could have a material adverse effect on our business and financial condition. It is currently contemplated that the investment sub-advisory agreement will terminate on the GDFM end date and that subject to certain conditions, we will enter into the proposed investment co-advisory agreements and the joint advisor investment advisory agreement with FSIC II Advisor, KKR Credit or FS/KKR Advisor, as applicable. GDFM intends to resign as our investment sub-adviser effective as of the GDFM end date regardless of whether the proposed investment co-advisory agreements and/or the joint advisor investment advisory agreement with FSIC II Advisor, KKR Credit or FS/KKR Advisor, as applicable, have become effective. See “—There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC II Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.” In the event that KKR Credit and/or FS/KKR Advisor becomes our investment co-adviser or adviser as contemplated, at the time of such replacement, all of the risk factors identified in Item 1A of this annual report on Form 10-K that relate to GDFM will also be applicable to KKR Credit and/or FS/KKR Advisor.
There can be no assurance that the proposed investment co-advisory agreements or the joint advisor investment advisory agreement with FSIC II Advisor, KKR Credit or FS/KKR Advisor, as applicable, will receive stockholder approval or go into effect. The failure of such investment advisory agreements to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.
On January 18, 2018, the Company filed a definitive proxy statement soliciting stockholder approval of each of the investment co-advisory agreements and the joint advisor investment advisory agreement, each of which would replace the investment advisory and administrative services agreement and the investment sub-advisory agreement. The effectiveness of each of the investment co-advisory agreements and the joint advisor investment advisory agreement is subject to various conditions, including stockholder approval thereof. If any of these conditions are not satisfied or (to the extent permitted) waived, the investment co-advisory agreements and/or the joint advisor investment advisory agreement may not go into effect. GDFM intends to resign as the Company’s investment sub-adviser effective as of the GDFM end date regardless of whether the investment co-advisory agreements and/or the joint advisor investment advisory agreement have become effective. There can be no assurance that the investment co-advisory agreements and/or the joint advisor investment advisory agreement will become effective prior to the GDFM end date or at all. As a result, the failure of the investment co-advisory agreements and/or the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objective.
There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or that the KKR exemptive relief will be granted by the SEC.
Concurrently with the Company soliciting stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreement, KKR Credit is seeking the KKR exemptive relief in the form of a new co-investment exemptive relief order issued by the SEC to KKR Credit that will cover the Company and would permit the Company, following the effectiveness of the joint advisor investment advisory agreement, to co-invest in privately negotiated investment transactions with certain accounts managed by KKR Credit. There can be no assurance of the timing of the approval of the application for the KKR exemptive relief or whether the requested KKR exemptive relief will be granted by the SEC. Receipt of the KKR exemptive relief is one of the conditions to the effectiveness of the joint advisor investment advisory agreement. Thus, if the KKR exemptive relief is not granted, the joint advisor investment advisory agreement may not go into effect. The failure of the joint advisor investment advisory agreement to go into effect could adversely affect our business, financial condition, results of operations or ability to achieve our investment objectives.
FS/KKR Advisor will be a newly-formed investment adviser without a track record of acting as an investment adviser to a BDC, and any failure by FS/KKR Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
Because FS/KKR Advisor will be a newly-formed investment adviser jointly operated by FS Adviser (an affiliate of FSIC II Advisor) and KKR Credit, FS/KKR Advisor will have no prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both FSIC II Advisor and KKR Credit have individually acted as investment advisers to BDCs previously, FS/KKR Advisor’s lack of experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder FS/KKR Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FSIC II Advisor’s and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FSIC II Advisor and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
The transactions contemplated by the transition agreement may not be consummated, and the transition of our investment advisory services may not be completed or may not deliver the benefits we anticipate.
In order to transition the Company’s investment advisory services, on December 10, 2017, FSIC II Advisor, GDFM and certain of their respective affiliates entered into a transition agreement, which provides that GDFM will continue to act as the investment sub-adviser to the Company through the GDFM end date and will cooperate with FSIC II Advisor in implementing the transition of investment advisory services from GDFM for both the Company and several other BDCs. The transition of investment advisory services is subject to certain conditions that may not occur, and if we do not consummate the transactions contemplated by the transition agreement, we may not successfully complete the proposed transition of investment advisory services and/or realize the anticipated benefits of the transition.
We are devoting a significant portion of our time and resources to consummating the transactions contemplated by the transition agreement. However, there can be no assurance that such activities will result in the consummation of the transactions or the completion of the proposed transition of investment advisory services. Additionally, even if we are able to consummate the transactions and complete the transition, the transition may not deliver the benefits we anticipate.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. Furthermore, the potentially changing regulatory landscape as a result of the presidential administration may increase the number of middle-market investors. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, institutes a wide range of reforms that will have an impact on financial institutions. Many of the requirements called for in the Dodd-Frank Act are expected to be implemented over time, most of which will likely be subject to implementing regulations over the course of several years. However, the presidential administration has announced its intention to repeal, amend, or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Future legislation may allow us to incur additional leverage.
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Legislation has been introduced in the U.S. House of Representatives and U.S. Senate that proposes to modify of this section of the 1940 Act to permit an increase in the amount of debt that BDCs could incur by modifying the percentage from 200% to 150%. Should this or similar legislation pass, we may be able to incur additional indebtedness in the future, and, therefore, the risk of an investment in us may increase.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of fee income and the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
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
The members of the senior management and investment teams of both FSIC II Advisor and GDFM serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FSIC II Advisor also serve in similar capacities for the investment advisers to the other funds in the Fund Complex, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FSIC II Advisor to manage our day-to-day activities and to implement our investment strategy. FSIC II Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FSIC II Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FSIC II Advisor and its employees will devote only as much of its or their time to our business as FSIC II Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
Furthermore, GDFM, on which FSIC II Advisor currently relies to assist it in identifying investment opportunities and making investment recommendations, has similar conflicts of interest. GDFM or its parent, GSO, currently serves as investment sub-adviser to FS Investments’ four other affiliated BDCs and FS Investments’ affiliated closed-end management investment company. GDFM, its affiliates and their respective members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. GDFM and its affiliates are not restricted from forming additional investment vehicles, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of GDFM. Also, in connection with such business activities, GDFM and its affiliates may have existing business relationships or access to material, non-public information that may prevent it from recommending investment opportunities that would otherwise fit within our investment objectives. All of these factors could be viewed as creating a conflict of interest in that the time, effort and ability of the members of GDFM, its affiliates and their officers and employees will not be devoted exclusively to our business but will be allocated between us and the management of the monies of other advisees of GDFM and its affiliates.
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
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Because the statements made by the head of the United Kingdom Financial Conduct Authority are recent in nature, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable for FSIC II Advisor. See “Risks Related to FSIC II Advisor, GDFM and their respective Affiliates—FSIC II Advisor, GDFM and their respective affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and FSIC II Advisor, and FSIC II Advisor and GDFM, which could result in actions that are not in the best interests of our stockholders.”

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.0 billion in total average assets, (ii) a weighted average cost of funds of 3.81%, (iii) $2.3 billion in debt outstanding (i.e., assumes that the full $2.3 billion available to us as of December 31, 2017 under our financing arrangements as of such date is outstanding) and (iv) $2.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(20.26)%	(11.64)%	(3.02)%	5.60%	14.22%
Similarly, assuming (i) $5.0 billion in total average assets, (ii) a weighted average cost of funds of 3.81% and (iii) $2.3 billion in debt outstanding (i.e., assuming that the full $2.3 billion available to us as of December 31, 2017 under our financing arrangements outstanding), our assets would need to yield an annual return (net of expenses) of approximately 1.75% in order to cover the annual interest payments on our outstanding debt.
The agreements governing our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.
The agreements governing certain of our debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements, including any covenants related to the identity of our investment advisor. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financing arrangements.
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
Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of  (x) the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we intend to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. Any of the foregoing limitations may prevent us from accommodating all repurchase requests made in any year. For example, our affiliate, FS Investment Corporation, commenced a share repurchase program in March 2010 with substantially similar terms as our share repurchase program. Because FS Investment Corporation had relatively few shares outstanding during the first year of its operations, the limitation described in clause (2) above resulted in fewer than all of the tendered shares being repurchased in two tender offers conducted by FS Investment Corporation in 2010. In addition, in recent quarters, we repurchased less than all of the shares tendered in our respective tender offers.
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
The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not “interested persons” as defined in the 1940 Act. Under the Control Share Acquisition Act of the MGCL, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the Control Share Acquisition Act) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter: (a) classifying our board of directors into three classes serving staggered three-year terms, (b) providing that a director may be removed only for cause and only by vote of at least two-thirds of the votes entitled to be cast, and (c) authorizing our board of directors to (i) classify or reclassify shares of our stock into one or more classes or series, (ii) cause the issuance of additional shares of our stock, and (iii) amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.
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

Compliance with the RIC tax requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investments. Also, the rules applicable to our qualification as a RIC are complex, with many areas of uncertainty. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Moreover, if we failed to qualify as a RIC for a period greater than two taxable years, we may be required to recognize any net built-in gains (the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized if we had been liquidated) if we qualify as a regulated investment company in a subsequent year. Any such a failure to qualify for or maintain RIC status may have a material adverse effect on us and on any investment in us. The Code provides certain forms of relief from RIC disqualification due to failures of the 90% Income Test or any of the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail either the 90% Income Test or any of the Diversification Tests.
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
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, after 2025 these expenses, referred to as miscellaneous itemized deductions, will be deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, will not be deductible for alternative minimum tax purposes and will be subject to the overall limitation on itemized deductions imposed by the Code, and before then will not be deductible at all. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
Legislative or regulatory tax changes could adversely affect investors.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowers the general corporate income tax rate from 35 percent to 21 percent, makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax and makes significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limits the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025. The impact of this new legislation is uncertain.

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
Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2018:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	325,536,808
As of March 1, 2018, we had 66,326 record holders of our common stock.
Share Repurchase Program and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2017:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2017	3,538,398	$9.050	3,538,398	(1)
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	—	—	—	—
Total	3,538,398	$9.050	3,538,398	(1)

(1)
The maximum number of shares available for repurchase on October 2, 2017 was 3,538,398.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we currently intend to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis to stockholders of record determined on a monthly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2017, 2016 and 2015:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7540	$239,145
2016	$0.7540	$244,088
2017	$0.7540	$244,970
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations as well as a detailed discussion of the expense reimbursement agreement, including amounts reimbursed to us by FS Investments thereunder and the repayment of such amounts to FS Investments.
Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from our consolidated financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of operations data:
Investment income	$523,686	$488,051	$529,462	$398,783	$167,693
Operating expenses
Total expenses	265,184	245,734	249,065	156,107	74,978
Less: expense reimbursement from sponsor	—	—	—	—	—
Add: expense recoupment to sponsor	—	—	—	—	2,041
Less: management fee waiver	(12,853)	(12,211)	(10,252)	—	—
Net expenses	252,331	233,523	238,813	156,107	77,019
Net investment income (loss)	271,355	254,528	290,649	242,676	90,674
Total net realized and unrealized gain/loss on investments	(81,420)	162,787	(351,632)	(51,708)	40,200
Net increase (decrease) in net assets resulting from operations	$189,935	$417,315	$(60,983)	$190,968	$130,874
Per share data:
Net investment income (loss)—basic and diluted(1)	$0.83	$0.79	$0.92	$0.80	$0.62
Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.58	$1.29	$(0.19)	$0.63	$0.89
Distributions declared(2)	$0.75	$0.75	$0.75	$0.74	$0.76
Balance sheet data:
Total assets	$5,110,081	$4,967,858	$4,807,951	$4,726,571	$3,321,967
Credit facilities, secured borrowing and repurchase agreements payable	$2,179,354	$1,977,053	$2,043,919	$1,641,194	$720,494
Total net assets	$2,853,021	$2,909,860	$2,690,412	$2,911,790	$2,390,985
Other data:
Total return(3)	6.59%	16.07%	(2.37)%	6.97%	11.12%
Total return (without assuming reinvestment of distributions)(3)	6.52%	15.29%	(1.94)%	6.92%	10.81%
Number of portfolio company investments at period end	131	138	165	200	179
Total portfolio investments for the period	$1,947,595	$1,413,343	$1,904,545	$3,382,134	$2,838,032
Proceeds from sales and prepayments of investments	$1,838,233	$1,653,755	$1,462,611	$1,625,100	$711,652

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable periods.

(2)
The per share data for distributions reflects the actual amount of distributions paid per share during the applicable periods.

(3)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with our distribution reinvestment plan. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of our common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of our future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on our investment portfolio during the applicable period and do not represent actual returns to stockholders.

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

•
actual and potential conflicts of interest with the other funds in the Fund Complex and their respective investment advisers and sub-advisers, GDFM, KKR Credit, FS/KKR Advisor or any of their affiliates;

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

•
the tax status of the enterprises in which we may invest;

•
receiving stockholder approval of the investment co-advisory agreements and the joint advisor investment advisory agreements; and

•
KKR Credit obtaining the KKR exemptive relief.

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
Our investment activities are managed by FSIC II Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay FSIC II Advisor an annual base management fee based on the average value of our gross assets and an incentive fee based on our performance. FSIC II Advisor currently engages GDFM to act as our investment sub-adviser. GDFM currently assists FSIC II Advisor in identifying investment opportunities and makes investment recommendations for approval by FSIC II Advisor according to guidelines set by FSIC II Advisor.
As we previously announced on December 11, 2017, GDFM intends to resign as our investment sub-adviser and terminate the investment sub-advisory agreement effective as of the GDFM end date. In connection with GDFM’s resignation as our investment sub-adviser, FS Investments and KKR Credit desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
Direct Originations: We intend to leverage our relationships and, currently, our relationship with GDFM and its global sourcing and origination platform, including its industry relationships, to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.
Opportunistic: We intend to seek to capitalize on market price inefficiencies by investing in loans, bonds and other securities where the market price of such investment reflects a lower value than deemed warranted by our fundamental analysis. We believe that market price inefficiencies may occur due to, among other things, general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community. We seek to allocate capital to these securities that have been misunderstood or mispriced by the market and where we believe there is an opportunity to earn an attractive return on our investment. Such opportunities may include event driven investments, anchor orders (i.e. opportunities that are originated and then syndicated by a commercial or investment bank but where we provide a capital commitment significantly above the average syndicate participant) and CLOs.
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
The senior secured loans, second lien secured loans, and senior secured bonds, in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s, or lower than “BBB-” by S&P). We also invest in non-rated debt securities.
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

•
fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;

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
Expense Reimbursement
Pursuant to an expense support and conditional reimbursement agreement, FS Investments has agreed to reimburse us for expenses in an amount that is sufficient to ensure that no portion of our distributions to stockholders will be paid from proceeds from the sale of shares of our common stock or borrowings. FS Investments intends to terminate the expense support and reimbursement agreement upon entry into the investment co-advisory or the joint investment advisory agreement. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding the expense support and conditional reimbursement agreement.
Portfolio Investment Activity for the Years Ended December 31, 2017 and 2016
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2017 and 2016:
	For the Year Ended December 31,
Net Investment Activity	2017	2016
Purchases	$1,947,595	$1,413,343
Sales and Repayments	(1,838,233)	(1,653,755)
Net Portfolio Activity	$109,362	$(240,412)

	For the Year Ended December 31,
	2017		2016
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,555,659	80%	$1,039,272	74%
Senior Secured Loans—Second Lien	141,861	7%	124,554	9%
Senior Secured Bonds	40,746	2%	35,918	2%
Subordinated Debt	158,364	8%	80,741	6%
Collateralized Securities	3,947	0%	—	—
Equity/Other	47,018	3%	132,858	9%
Total	$1,947,595	100%	$1,413,343	100%

	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,408,133	$3,421,070	74%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	385,761	327,135	7%	749,249	718,971	16%
Senior Secured Bonds	123,045	124,673	3%	168,537	148,085	3%
Subordinated Debt	369,864	366,048	8%	414,320	402,397	9%
Collateralized Securities	20,435	25,763	1%	20,268	23,173	1%
Equity/Other	296,470	332,905	7%	298,460	340,680	7%
Total	$4,603,708	$4,597,594	100%	$4,537,267	$4,497,395	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

	December 31, 2017	December 31, 2016
Number of Portfolio Companies	131	138
% Variable Rate (based on fair value)	82.4%	79.0%
% Fixed Rate (based on fair value)	9.9%	13.4%
% Income Producing Equity/Other Investments (based on fair value)	0.4%	1.0%
% Non-Income Producing Equity/Other Investments (based on fair value)	7.3%	6.6%
Average Annual EBITDA of Portfolio Companies	$108,500	$125,000
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.8%	97.5%
% of Investments on Non-Accrual (based on fair value)	0.4%	0.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.1%	9.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.1%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of December 31, 2017 and 2016 and our final public offering price of  $10.60, the annualized distribution rate to stockholders as of December 31, 2017 and 2016 was 7.11%. Based on our regular monthly cash distribution amount of $0.06283 per share as of December 31, 2017 and 2016 and our distribution reinvestment price of  $8.80 as of December 31, 2017 and $8.95 as of December 31, 2016, the annualized distribution rate to stockholders as of December 31, 2017 and December 31, 2016 was 8.57% and 8.42%, respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. For the year ended December 31, 2017, our total return was 6.59% and our total return without assuming reinvestment of distributions was 6.52%. For the year ended December 31, 2016, our total return was 16.07% and our total return without assuming reinvestment of distributions was 15.29%.
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any selling commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total returns and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 12 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total returns.

Direct Originations
The following tables present certain selected information regarding our direct originations for the three months and year ended December 31, 2017:
New Direct Originations	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$342,663	$1,475,349
Exited Investments (including partial paydowns)	(393,484)	(1,247,429)
Net Direct Originations	$(50,821)	$227,920

	For the Three Months Ended December 31, 2017		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$304,069	89%	$1,381,940	94%
Senior Secured Loans—Second Lien	15,000	4%	24,094	2%
Senior Secured Bonds	15,278	5%	18,674	1%
Subordinated Debt	—	—	20,000	1%
Collateralized Securities	—	—	—	—
Equity/Other	8,316	2%	30,641	2%
Total	$342,663	100%	$1,475,349	100%

	For the Three Months Ended December 31, 2017	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$24,476	$30,736
Weighted Average Maturity for New Direct Originations	1/11/24	12/9/2022
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.7%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	9.7%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	11.3%	10.3%
Characteristics of All Direct Originations Held in Portfolio	December 31, 2017	December 31, 2016
Number of Portfolio Companies	75	68
Average Annual EBITDA of Portfolio Companies	$71,200	$66,700
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	—	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.5%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.8%	10.2%

Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,812,590	83%	$3,635,978	81%
Opportunistic	634,049	14%	568,120	13%
Broadly Syndicated/Other	150,955	3%	293,297	6%
Total	$4,597,594	100%	$4,497,395	100%

See Note 6 to our audited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FSIC II Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FSIC II Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$353,707	8%	$301,900	7%
2	3,821,037	83%	3,628,492	81%
3	332,397	7%	449,511	10%
4	6,771	0%	87,088	2%
5	83,682	2%	30,404	0%
Total	$4,597,594	100%	$4,497,395	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2017, 2016 and 2015
Revenues
Our investment income for the years ended December 31, 2017, 2016 and 2015 was as follows:
	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$436,617	83%	$425,106	87%	$458,689	87%
Paid-in-kind interest income	25,593	5%	24,358	5%	13,296	2%
Fee income	61,465	12%	35,860	7%	50,693	10%
Dividend income	11	0%	2,727	1%	6,784	1%
Total investment income(1)	$523,686	100%	$488,051	100%	$529,462	100%

(1)
Such revenues represent $488,027, $450,729 and $501,746 of cash income earned as well as $35,659, $37,322 and $27,716 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. Fee income is transaction based, and typically consists of amendment and consent fees, prepayment fees, structuring fees and other non-recurring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The increase in interest income and fee income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to fees associated with the prepayment of several large investments and the acceleration of original issue discount.
The decrease in interest income and fee income in the aggregate during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to reduced leverage levels, prepayments of certain higher-yielding assets and increased equity holdings as a result of a number of restructurings during the year ended December 31, 2016.

Expenses
Our operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:
	Year Ended December 31,
	2017	2016	2015
Management fees	$102,827	$97,686	$99,434
Subordinated income incentive fees	61,481	62,329	72,664
Administrative services expenses	3,329	3,736	3,917
Stock transfer agent fees	2,008	2,055	2,015
Accounting and administrative fees	1,740	1,487	1,305
Interest expense	86,524	70,408	61,747
Directors’ fees	1,148	1,126	1,011
Expenses associated with our independent audit and related fees	511	437	542
Legal fees	887	657	744
Printing fees	848	1,667	1,361
Other	1,691	2,178	2,440
Total operating expenses	262,994	243,766	247,180
Management fees waiver	(12,853)	(12,211)	(10,252)
Net operating expenses before taxes	250,141	231,555	236,928
Excise taxes	2,190	1,968	1,885
Total net expenses	$252,331	$233,523	$238,813

	Year Ended December 31,
	2017	2016	2015
Ratio of operating expenses and excise taxes to average net assets	9.10%	8.96%	8.59%
Ratio of management fee waiver to average net assets	(0.44)%	(0.45)%	(0.35)%
Ratio of net operating expenses and excise taxes to average net assets	8.66%	8.51%	8.24%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.16%	4.91%	4.71%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.50%	3.60%	3.53%

(1)
Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing facilities and in benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $271,355 ($0.83 per share), $254,528 ($0.79 per share) and $290,649 ($0.92 per share) for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in net investment income for the year ended December 31, 2017 compared to 2016 can be attributed to the increase in interest and fee income as discussed earlier.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, secured borrowing, foreign currency, and credit default swaps for the years ended December 31, 2017, 2016 and 2015 were as follows:
	Year Ended December 31,
	2017	2016	2015
Net realized gain (loss) on investments(1)	$(115,330)	$(141,715)	$(20,241)
Net realized gain (loss) on secured borrowing	(59)	—	—
Net realized gain (loss) on foreign currency	671	(2)	(304)
Net realized gain (loss) on credit default swaps	—	—	(19,588)
Total net realized gain (loss)	$(114,718)	$(141,717)	$(40,133)

(1)
During the years ended December 31, 2017, 2016 and 2015, we sold investments and received principal repayments of  $866,311, $510,114 and $872,333, and $971,922, $1,143,641 and $590,278, respectively, from which we realized the above net gain or loss on investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Credit Default Swaps and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, secured borrowing, and credit default swaps for the years ended December 31, 2017, 2016 and 2015 were as follows:
	Year Ended December 31,
	2017	2016	2015
Net change in unrealized appreciation (depreciation) on investments	$33,758	$304,638	$(330,932)
Net change in unrealized appreciation (depreciation) on secured borrowing	134	(134)	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	19,426
Net change in unrealized gain (loss) on foreign currency	(594)	—	7
Total net change in unrealized appreciation (depreciation)	$33,298	$304,504	$(311,499)

During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments and secured borrowing was due to the conversion of unrealized depreciation to realized losses offset by the reduced valuations in certain investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2017, 2016 and 2015, the net increase (decrease) in net assets resulting from operations was $189,935 ($0.58 per share) $417,315 ($1.29 per share) and $(60,983) ($(0.19) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2017, we had $460,409 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $135,521 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2017, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2017, we had twenty-one senior secured loan investments with aggregate unfunded commitments of  $241,977, one subordinated debt investment with an unfunded commitment of  $18,989, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Continuous Public Offering, Private Placement, Distribution Reinvestment Plan and Share Repurchase Program
In March 2014, we closed our continuous public offering of shares of common stock to new investors. We sold 302,266,066 shares of common stock for gross proceeds of  $3,112,692 in our continuous public offering. As of March 1, 2018 we had issued a total of 325,536,808 shares of common stock and raised total gross proceeds of  $3,630,818, including $200 of seed capital contributed by the principals of FSIC II Advisor in December 2011 and $18,395 in proceeds raised from the principals of FSIC II Advisor, other individuals and entities affiliated with FSIC II Advisor, certain members of our board of directors and certain individuals and entities affiliated with GDFM in a private placement completed in June 2012.
To provide our stockholders with limited liquidity, we intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
See Note 3 and Note 4 to our consolidated financial statements included herein for additional information regarding our public offering of shares, private placement, distribution reinvestment plan and share repurchase program.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2017:
	As of December 31, 2017
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	180,933	19,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.80%	150,000	—	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	13,400(3)	106,600	February 23, 2021
Total			$2,184,479	$135,521

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

(3)
Amount includes borrowings in Euros and Canadian Dollars. Euro balance outstanding of  €9,000 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

See Note 8 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a non-taxable distribution) will be mailed to our stockholders.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2017, 2016 and 2015:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7540	$239,145
2016	$0.7540	$244,088
2017	$0.7540	$244,970
See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2017, 2016 and 2015.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FSIC II Advisor’s management team, and has authorized FSIC II Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FSIC II Advisor’s implementation of the valuation process.
See Note 7 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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
In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, we are required to adopt the new guidance as of January 1, 2018 and expect to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.
In connection with our evaluation of the impact of the new revenue recognition guidance on our revenue recognition polices for structuring and other non-recurring upfront fees, we have performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, we expect to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In our analysis, we considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, we considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on our analysis, we expect to provide additional revenue recognition disclosures required under the new standard but do not otherwise expect a material effect on our consolidated financial statements.
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
We follow the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we did not incur any interest or penalties.
See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FSIC II Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee of 2.0% of the average value of our gross assets and (b) an incentive fee based on our performance. FSIC II Advisor and, to the extent it is required to provide such services, GDFM, are reimbursed for administrative expenses incurred on our behalf. FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of the base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of our gross assets. See Note 4 to our consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of this agreement.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2017 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	—	$500,000	—	—
Cooper River Credit Facility(3)	May 29, 2020	$180,933	—	$180,933	—	—
Wissahickon Creek Credit Facility(4)	February 18, 2022	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(2)	August 19, 2020	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(2)	May 14, 2018	$150,000	$150,000	—	—	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
FSIC II Revolving Credit Facility(5)	February 23, 2021	$13,400	—	—	$13,400	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At December 31, 2017, no amounts remained unused under the financing arrangement.

(3)
At December 31, 2017, $19,067 remained unused under the Cooper River credit facility.

(4)
At December 31, 2017, $9,854 remained unused under the Wissahickon Creek credit facility.

(5)
At December 31, 2017, $106,600 remained unused under the ING credit facility. Borrowings in Euros and Canadian dollars. Euro balance outstanding of  €9,000 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
None.
Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of our gross assets and an incentive fee based on our performance. The investment sub-advisory agreement provides that GDFM is entitled to 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive 0.25% of its base management fee to which it is entitled under the investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of our gross assets. We also reimburse FSIC II Advisor and GDFM for expenses necessary to perform services related to our administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments providing administrative services to us on behalf of FSIC II Advisor.
See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our agreements with FSIC II Advisor and our other related party transactions and relationships, including a description of the fees and amounts due to FSIC II Advisor and potential conflicts of interest.

See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-advisor and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Recent Developments
See “Item 1. Business—The Transition of Investment Advisory Services” for information regarding GDFM’s resignation as our investment sub-advisor and our potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 82.4% of our portfolio investments (based on fair value) paid variable interest rates, 9.9% paid fixed interest rates, 7.3% were non-income producing equity or other investments and the remaining 0.4% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FSIC II Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FSIC II Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2017 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(23,923)	$(18,349)	$(5,574)	(1.6)%
No change	—	—	—	—
Up 100 basis points	36,362	18,349	18,013	5.3%
Up 300 basis points	110,340	55,046	55,294	16.2%
Up 500 basis points	185,856	91,743	94,113	27.6%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017, 2016 and 2015, we did not engage in interest rate hedging activities.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
FS Investment Corporation II
Opinion on the Internal Control Over Financial Reporting
We have audited FS Investment Corporation II’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and our report dated March 9, 2018 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP
Blue Bell, Pennsylvania
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
FS Investment Corporation II
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 9, 2018

FS Investment Corporation II

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,397,304 and $4,270,442, respectively)	$4,374,076	$4,212,299
Non-controlled/affiliated investments (amortized cost—$206,404 and $266,825, respectively)	223,518	285,096
Total investments, at fair value (amortized cost—$4,603,708 and $4,537,267, respectively)	4,597,594	4,497,395
Cash	449,215	347,076
Foreign currency, at fair value (cost—$10,938 and $0, respectively)	11,194	—
Receivable for investments sold and repaid	682	73,994
Interest receivable	45,247	43,078
Deferred financing costs	5,284	6,315
Prepaid expenses and other assets	865	—
Total assets	$5,110,081	$4,967,858
Liabilities
Payable for investments purchased	$3,688	$14,089
Repurchase agreements payable (net of deferred financing costs of $0 and $1,065, respectively)(1)	—	398,935
Credit facilities payable (net of deferred financing costs of $5,125 and $5,534, respectively)(1)	2,179,354	1,569,845
Secured borrowing, at fair value (amortized proceeds of $0 and $8,139, respectively)(1)	—	8,273
Stockholder distributions payable	10,561	10,181
Management fees payable	22,595	21,610
Subordinated income incentive fees payable(2)	19,129	16,493
Administrative services expense payable	568	792
Interest payable	16,842	13,669
Directors’ fees payable	277	282
Other accrued expenses and liabilities	4,046	3,829
Total liabilities	2,257,060	2,057,998
Commitments and contingencies(3)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,748,337 and 326,909,727 shares issued and outstanding, respectively	327	327
Capital in excess of par value	3,004,948	3,015,993
Accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency(4)	(218,227)	(120,529)
Accumulated undistributed net investment income(4)	72,681	54,075
Net unrealized appreciation (depreciation)	(6,708)	(40,006)
Total stockholders’ equity	2,853,021	2,909,860
Total liabilities and stockholders’ equity	$5,110,081	$4,967,858
Net asset value per share of common stock at year end	$8.73	$8.90

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

FS Investment Corporation II

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Investment income
From non-controlled/unaffiliated investments:
Interest income	$417,336	$414,595	$453,492
Paid-in-kind interest income	21,126	19,040	13,296
Fee income	59,893	34,861	49,211
Dividend income	11	2,727	6,784
From non-controlled/affiliated investments:
Interest income	18,617	10,511	5,197
Paid-in-kind interest income	3,914	5,318	—
Fee income	1,572	999	1,482
From controlled/affiliated investments:
Interest income	664	—	—
Paid-in-kind interest income	553	—	—
Total investment income	523,686	488,051	529,462
Operating expenses
Management fees(1)	102,827	97,686	99,434
Subordinated income incentive fees(2)	61,481	62,329	72,664
Administrative services expenses	3,329	3,736	3,917
Stock transfer agent fees	2,008	2,055	2,015
Accounting and administrative fees	1,740	1,487	1,305
Interest expense	86,524	70,408	61,747
Directors’ fees	1,148	1,126	1,011
Other general and administrative expenses	3,937	4,939	5,087
Operating expenses	262,994	243,766	247,180
Management fee waiver(1)	(12,853)	(12,211)	(10,252)
Net expenses	250,141	231,555	236,928
Net investment income before taxes	273,545	256,496	292,534
Excise taxes	2,190	1,968	1,885
Net investment income	271,355	254,528	290,649
Realized and unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(91,829)	(141,701)	(20,241)
Non-controlled/affiliated investments	7,324	(14)	—
Controlled/affiliated investments	(30,825)	—	—
Net realized gain (loss) on secured borrowing	(59)	—	—
Net realized gain (loss) on credit default swaps	—	—	(19,588)
Net realized gain (loss) on foreign currency	671	(2)	(304)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	34,915	302,611	(347,176)
Non-controlled/affiliated investments	(1,157)	2,027	16,244
Net change in unrealized appreciation (depreciation) on secured borrowings(3)	134	(134)	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	19,426
Net change in unrealized gain (loss) on foreign currency	(594)	—	7
Total net realized and unrealized gain (loss) on investments	(81,420)	162,787	(351,632)
Net increase (decrease) in net assets resulting from operations	$189,935	$417,315	$(60,983)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$0.58	$1.29	$(0.19)
Weighted average shares outstanding	325,363,299	323,799,126	317,164,681

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

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operations
Net investment income	$271,355	$254,528	$290,649
Net realized gain (loss) on investments, secured borrowing and foreign currency	(114,718)	(141,717)	(40,133)
Net change in unrealized appreciation (depreciation) on investments	33,758	304,638	(330,932)
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	134	(134)	—
Net change in unrealized appreciation (depreciation) on credit default swaps	—	—	19,426
Net change in unrealized gain (loss) on foreign currency	(594)	—	7
Net increase (decrease) in net assets resulting from operations	189,935	417,315	(60,983)
Stockholder distributions(2)
Distributions from net investment income	(244,970)	(238,200)	(229,252)
Distributions from net realized gain on investments	—	(5,888)	(9,893)
Net decrease in net assets resulting from stockholder distributions	(244,970)	(244,088)	(239,145)
Capital share transactions(3)
Reinvestment of stockholder distributions	122,786	138,013	116,784
Repurchases of common stock	(124,590)	(91,792)	(38,034)
Net increase in net assets resulting from capital share transactions	(1,804)	46,221	78,750
Total increase (decrease) in net assets	(56,839)	219,448	(221,378)
Net assets at beginning of year	2,909,860	2,690,412	2,911,790
Net assets at end of year	$2,853,021	$2,909,860	$2,690,412
Accumulated undistributed net investment income(2)	$72,681	$54,075	$35,024

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$189,935	$417,315	$(60,983)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,947,595)	(1,413,343)	(1,904,545)
Paid-in-kind interest	(25,593)	(24,358)	(13,296)
Proceeds from sales and repayments of investments	1,838,233	1,653,755	1,462,611
Net realized (gain) loss on investments and secured borrowing	115,389	141,715	20,241
Net change in unrealized (appreciation) depreciation on investments	(33,758)	(304,638)	330,932
Net change in unrealized (appreciation) depreciation on credit default swaps	—	—	(19,426)
Net change in unrealized (appreciation) depreciation on secured borrowing	(134)	134	—
Accretion of discount	(46,816)	(17,651)	(32,590)
Amortization of deferred financing costs and discount	5,325	3,827	3,753
Unrealized (gain) loss on borrowings in foreign currency	1,357	—	—
(Increase) decrease in collateral held at broker for open swap contracts	—	—	37,951
(Increase) decrease in receivable for investments sold and repaid	73,312	(72,069)	1,773
(Increase) decrease in interest receivable	(2,169)	(5,199)	18,441
(Increase) decrease in receivable for credit default swaps	—	—	62
(Increase) decrease in prepaid expenses and other assets	(865)	224	(223)
Increase (decrease) in payable for investments purchased	(10,401)	14,089	(84,272)
Increase (decrease) in management fees payable	985	81	(1,540)
Increase (decrease) in subordinated income incentive fees payable	2,636	239	920
Increase (decrease) in administrative services expense payable	(224)	(600)	(453)
Increase (decrease) in interest payable	3,173	3,689	3,098
Increase (decrease) in directors’ fees payable	(5)	4	16
Increase (decrease) in unamortized swap premiums received	—	—	(10,622)
Increase (decrease) in other accrued expenses and liabilities	217	(85)	1,124
Net cash provided by (used in) operating activities	163,002	397,129	(247,028)
Cash flows from financing activities
Reinvestment of stockholder distributions	122,786	138,013	116,784
Repurchases of common stock	(124,590)	(91,792)	(38,034)
Stockholder distributions	(244,590)	(254,180)	(227,957)
Borrowings under credit facilities(1)	782,371	682,500	208,175
Borrowings under repurchase agreements(1)	—	110,000	324,600
Proceeds (repayments) from secured borrowing(1)	(8,214)	8,132	—
Repayments of credit facilities(1)	(174,628)	(202,961)	(128,129)
Repayments of repurchase agreement(1)	(400,000)	(660,000)	—
Deferred financing costs paid	(2,804)	(8,546)	(4,213)
Net cash provided by (used in) financing activities	(49,669)	(278,834)	251,226
Total increase (decrease) in cash and foreign currency	113,333	118,295	4,198
Cash and foreign currency at beginning of year	347,076	228,781	224,583
Cash and foreign currency at end of year	$460,409	$347,076	$228,781
Supplemental disclosure
Local and excise taxes paid	$1,825	$2,069	$1,150

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2017, 2016 and 2015, the Company paid $77,558, $62,775 and $54,896, respectively, in interest expense on credit facilities and $468, $124 and $0, respectively, in interest expense on secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.9%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$14,912	$14,935	$14,912
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	4,088	4,088	4,088
Abaco Energy Technologies LLC	(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	25,842	25,079	25,390
Actian Corp.	(f)(j)(g)	Software & Services	L+806	1.0%	6/30/22	45,714	45,714	46,286
Advanced Lighting Technologies, Inc.	(j)(x)	Materials	L+750	1.0%	10/4/22	9,218	7,789	9,218
AG Group Merger Sub, Inc.	(f)(h)(k)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,418	62,418	63,510
All Systems Holding LLC	(h)(k)(j)	Commercial & Professional Services	L+767	1.0%	10/31/23	103,557	103,557	105,110
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	866
Ascension Insurance, Inc.	(f)(h)(j)(g)	Insurance	L+825	1.3%	3/5/19	78,342	78,020	79,419
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	28,182
Aspect Software, Inc.		Software & Services	L+1050	1.0%	5/25/18	1,804	1,804	1,804
Aspect Software, Inc.	(p)	Software & Services	L+1050	1.0%	5/25/18	46	46	46
Aspect Software, Inc.	(j)	Software & Services	L+1050	1.0%	5/25/20	3,620	3,620	3,349
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	—
Atlas Aerospace LLC	(f)(k)(j)	Capital Goods	L+802	1.0%	12/29/22	86,857	86,857	86,857
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,911	1,894	1,899
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	25,569	24,974	25,410
Avaya Inc.	(i)(g)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	17,000	16,830	16,761
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	76,382	76,382	77,963
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	52,500	52,500	52,484
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,211	15,596	16,238
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,750
Cimarron Energy Inc.	(k)	Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,470	25,470	10,379
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+828	1.0%	11/25/21	51,032	51,032	51,053
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	4,185	4,180	4,207
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	3,548	3,548	3,517
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	2,713	2,713	2,689
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	49,935	49,935	49,498
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	26,797	26,797	26,562
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	137,112	137,112	141,911
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	$11,550	$11,263	$9,992
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	6,853	6,713	6,919
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,836	6,797	5,931
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,100	89,100	89,991
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,725	2,725	2,725
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,777	1,733	400
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,020	13,020	13,009
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,042	4,032	2,386
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,949	4,561	2,929
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	55,000	55,000	54,313
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	13,582	13,596	13,599
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1100		3/31/21	21,048	21,048	21,258
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+1100		3/31/21	5,370	5,370	5,424
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,392
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+946	1.0%	3/26/21	64,286	64,286	61,393
Hudson Technologies Co.	(j)(k)(o)	Commercial & Professional Services	L+725	1.0%	10/10/23	51,359	51,359	52,065
Hudson Technologies Co.	(o)(p)	Commercial & Professional Services	L+725	1.0%	10/10/23	12,228	12,228	12,396
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,740	47,740	47,699
Icynene U.S. Acquisition Corp.	(f)(g)(j)	Materials	L+700	1.0%	11/30/24	36,000	36,000	36,007
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,488	130,488	132,445
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,324	12,324	12,478
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+854	1.0%	11/6/21	20,495	20,495	20,828
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,715	72,056	73,842
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,478
Kodiak BP, LLC	(g)(h)(j)(k)	Capital Goods	L+725	1.0%	12/1/24	84,121	84,121	84,332
Kodiak BP, LLC	(p)	Capital Goods	L+725	1.0%	12/1/24	24,242	24,242	24,303
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	28,092	28,092	28,408
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,575	15,186	14,891
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1100	1.0%	5/5/19	4,677	4,677	4,677
Logan’s Roadhouse, Inc.	(p)(x)	Consumer Services	L+1100	1.0%	5/5/19	752	760	752
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	$64,367	$64,367	$58,976
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	3,581	3,460	3,652
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,634	11,651	10,751
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,383	5,360	5,303
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,045
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+810	1.0%	9/2/22	77,522	77,522	78,976
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	9,917	9,917	10,103
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+800	1.3%	9/10/19	64,921	64,921	65,245
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22	67,500	67,500	69,187
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22	63,068	63,068	65,276
Polymer Additives, Inc.	(h)(k)	Materials	L+834	1.0%	12/19/22	29,005	29,005	29,585
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	44,893	44,893	45,566
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19	137,162	137,162	145,049
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	58,874	56,828	58,285
Quest Software US Holdings Inc.	(f)(h)(i)	Software & Services	L+550	1.0%	10/31/22	18,333	18,244	18,659
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23	7,550	7,550	7,614
Rogue Wave Software, Inc.	(j)	Software & Services	L+858	1.0%	9/25/21	24,413	24,413	24,413
Safariland, LLC	(h)(j)	Capital Goods	L+768	1.1%	11/18/23	70,234	70,234	71,200
Safariland, LLC	(p)(h)(j)	Capital Goods	L+725	1.1%	11/18/23	13,867	13,867	14,057
Sequel Youth and Family Services, LLC	(f)(k)(j)	Health Care Equipment & Services	L+778	1.0%	9/1/22	82,353	82,353	83,111
Sequel Youth and Family Services, LLC	(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22	4,118	4,118	4,156
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22	156,102	156,102	154,541
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	98,440	98,219	99,240
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24	104,545	104,545	106,636
Staples Canada, ULC	(o)(v)	Retailing	L+700	1.0%	9/12/23	C$ 3,229	2,667	2,602
Strike, LLC		Energy	L+800	1.0%	5/30/19	$2,800	2,766	2,814
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22	4,523	4,408	4,591
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+700	1.0%	9/30/21	10,749	10,653	9,970
SunGard Availability Services Capital, Inc.	(i)(l)	Software & Services	L+1000	1.0%	10/1/22	1,000	950	962
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	$19,489	$19,489	$19,879
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,522	4,523	4,267
Trace3, LLC	(f)(g)(j)	Software & Services	L+775	1.0%	6/6/23	53,481	53,481	54,751
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	66,734	66,734	66,901
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+779	1.0%	1/5/22	41,150	41,150	41,383
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22	8,373	8,373	8,421
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	22,057	20,083	21,680
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,550	42,550	43,613
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	121,116	121,116	123,387
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23	14,813	14,541	14,701
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	33,826	33,826	34,334
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	6,424	6,424	6,520
Total Senior Secured Loans—First Lien							3,650,110	3,663,047
Unfunded Loan Commitments							(241,977)	(241,977)
Net Senior Secured Loans—First Lien							3,408,133	3,421,070
Senior Secured Loans—Second Lien—11.5%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,494	7,018
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,844	24,844	23,621
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20	3,272	3,134	3,239
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	22,608	22,608	21,280
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,953	4,356
Chisholm Oil and Gas Operating, LLC	(j)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	1,841	1,666	1,850
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,788	879
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,563	1,520	352
Fieldwood Energy LLC	(e)(k)(m)(n)	Energy	L+713	1.3%	9/30/20	1,947	1,602	652
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,435	14,981
Inmar, Inc.	(k)	Software & Services	L+800	1.0%	5/1/25	2,615	2,579	2,630
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	$3,700	$3,736	$3,500
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850	0.8%	11/17/20	33,874	33,866	34,382
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	14,728	14,640	6,771
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,652	13,413
Peak 10 Holding Corp.	(k)	Software & Services	L+725	1.0%	8/1/25	2,786	2,759	2,810
Production Resource Group, LLC	(f)(g)(h)	Media	L+850	1.0%	7/23/19	95,599	95,599	96,256
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,078	10,800
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,213	4,466
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	78,366	67,595	41,557
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,913	6,903
Total Senior Secured Loans—Second Lien							385,761	327,135
Senior Secured Bonds—4.4%
Advanced Lighting Technologies, Inc.	(x)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	10,278	10,278	10,278
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,343
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	44,869	47,065
Global A&T Electronics Ltd.	(e)(k)(m)(n)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,114	18,069
Mood Media Corp.	(e)(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	23,104	23,104	23,219
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	326	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,904	7,058
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,117	2,117	2,117
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	15,000	15,000	15,193
Total Senior Secured Bonds							123,045	124,673

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—12.8%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	$40,000	$40,000	$43,226
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,143	5,628	5,713
Avantor, Inc.	(k)	Materials	9.0%		10/1/25	20,000	20,000	19,888
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,342
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,572	17,709
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	40,657	40,304	42,534
Coveris Holdings S.A.	(i)(k)(o)	Materials	7.9%		11/1/19	42,534	42,270	42,454
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(e)(m)	Energy	8.0%		4/15/19	259	246	132
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	7,751	7,751	7,887
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,268	1,268	1,290
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	664	664	675
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,009	2,009	2,044
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,453
Greystone Mezzanine Equity Member Corp.	(o)	Diversified Financials	L+650	4.5%	9/15/25	1,011	1,011	1,011
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	18,989	18,989	18,989
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	27,037	17,784
P.F. Chang’s China Bistro, Inc.	(i)(k)(j)	Consumer Services	10.3%		6/30/20	44,078	43,300	40,395
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	295	295	330
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,119	5,565
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	$5,900	$4,632	$3,680
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	35,217	37,499
Total Subordinated Debt							388,853	385,037
Unfunded Loan Commitments							(18,989)	(18,989)
Net Subordinated Debt							369,864	366,048
Collateralized Securities—0.9%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	10.5%		7/15/25	23,263	10,658	14,722
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,009	1,062
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.8%		1/25/27	12,140	8,768	9,979
Total Collateralized Securities							20,435	25,763

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—11.7%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials	10,000	$250	$250
Abaco Energy Technologies LLC, Common Equity	(n)	Energy	3,055,556	3,056	458
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy	12,734,481	637	2,229
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel	88,571	89	67
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel	8,768,572	8,769	6,668
Advanced Lighting Technologies, Inc., Common Equity	(n)(x)	Materials	265,747	7,471	5,900
Advanced Lighting Technologies, Warrants, 10/4/2027	(n)(x)	Materials	4,189	39	26
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	955,284	955	955
AP Exhaust Holdings, LLC, Class A1 Common Units	(n)(r)	Automobiles & Components	84	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(n)(r)	Automobiles & Components	8,295	9,248	8,378
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	32,184
ASG Everglades Holdings, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	30,727
ASG Everglades Holdings, Inc. Warrants, 6/27/2022	(n)(x)	Software & Services	253,704	7,231	6,951
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services	403,955	19,021	—
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	84
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(j)(n)	Health Care Equipment & Services	94,193	686	673
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	49
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy	70,947	71	70
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,675,487	$3,323	$—
Cimarron Energy Holdco Inc., Preferred Equity	(n)	Energy	626,806	627	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	292
Eastman Kodak Co., Common Equity	(n)(w)	Consumer Durables & Apparel	1,846	36	6
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services	33,216	332	784
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	3,770
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	713
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	29,730	7,432	8,547
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy	43,875	10,969	12,724
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services	62,289	6,229	5,606
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,226
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,700
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,018
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	1,449	1,964
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods	27	—	500
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,184	12,838	15,074
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	—
Mood Media Corp., Common Equity	(n)(o)(x)	Media	17,400,835	12,644	28,659
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services	2,916,667	2,917	4,521
PDI Parent LLC, Common Equity	(n)	Capital Goods	2,076,923	2,077	2,181
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	6,900
PSAV Holdings LLC, Common Equity	(n)	Technology Hardware & Equipment	10,000	10,000	34,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(v)	Energy	817,308	5,022	4,962
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,887
SandRidge Energy, Inc., Common Equity	(n)(o)(w)	Energy	253,009	5,647	5,331
Sequential Brands Group, Inc., Common Equity	(e)(n)(w)	Consumer Durables & Apparel	408,685	5,517	727
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	35,917
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services	261,364	5,227	6,247
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	—
Sunnova Energy Corp., Preferred Equity	(n)	Energy	70,229	374	283
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	687
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	1,166
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	4,520
The Stars Group Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	25,140
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Titan Energy, LLC, Common Equity	(e)(n)(w)	Energy	200,040	$6,322	$304
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	4,031
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy	1,613,753	1,372	1,210
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services	620,025	4,929	6,015
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services	563,932	4,929	5,261
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(n)	Software & Services	84,590	—	294
Total Equity/Other				296,470	332,905
TOTAL INVESTMENTS—161.2%				$4,603,708	4,597,594
LIABILITIES IN EXCESS OF OTHER ASSETS—(61.2%)					(1,744,573)
NET ASSETS—100.0%					$2,853,021

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind

(c)
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

(l)
Position or portion thereof unsettled as of December 31, 2017.

(m)
Security was on non-accrual status as of December 31, 2017.

(n)
Security is non-income producing.

(o)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, 90.2% of the Company’s total assets represented qualifying assets.

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

(u)
Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of  £1.00 to $1.35 as of December 31, 2017.

(v)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017.

(w)
Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(x)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2017:

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$—	$—	$9,055	$(1,333)	$63	$4	$1,429	$9,218	$265	$—	$403
A.T. Cross Co.(1)	28,081	(31,027)	—	—	(682)	—	3,628	—	(682)	—	—
ASG Everglades Holdings, Inc.	80,505	—	12,509	(91,824)	24	148	(1,362)	—	4,540	508	—
Logan’s Roadhouse, Inc.(2)	—	—	5,437	(760)	—	—	(8)	4,669	—	544	—
Warren Resources, Inc.	42,122	—	428	—	—	—	1,063	43,613	4,379	428	(180)
Senior Secured Loans—Second Lien
ASG Everglades Holdings, Inc.	26,179	—	—	(26,989)	408	6,392	(5,990)	—	2,312	—	1,349
JW Aluminum Co.	34,410	—	132	(76)	2	—	(86)	34,382	3,198	132	—
Logan’s Roadhouse, Inc.	10,355	—	3,794	—	22	—	(7,400)	6,771	22	743	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	—	10,278	—	—	—	—	10,278	152	—	—
Mood Media Corp.	—	23,104	—	—	—	—	115	23,219	3,746	—	—
Subordinated Debt
Mood Media Corp.	—	6,103	—	(6,930)	47	780	—	—	463	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	7,471	—	—	—	(1,571)	5,900	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	—	—	39	—	—	—	(13)	26	—	—	—
A.T. Cross Co., Common Equity, Class A Units(1)	—	(1,000)	—	—	—	—	1,000	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	(243)	—	—	—	—	243	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	29,477	—	—	—	—	—	1,250	30,727	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,444	—	—	—	—	—	507	6,951	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	11,854	—	1,559	—	—	—	1,661	15,074	222	1,559	—
Mood Media Corp.	—	7,136	5,508	—	—	—	16,015	28,659	—	—	—
Roadhouse Holding Inc., Common Equity	5,472	—	—	—	—	—	(5,472)	—	—	—	—
Warren Resources, Inc., Common Equity	10,197	—	—	—	—	—	(6,166)	4,031	—	—	—
Total	$285,096	$4,073	$56,210	$(127,912)	$(116)	$7,324	$(1,157)	$223,518	$18,617	$3,914	$1,572

(1)
During the year ended December 31, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and as a result the Company was deemed to “control” the portfolio company prior to disposition of the investment.

(2)
Security includes a partially unfunded commitment as of December 31, 2017 with an amortized cost of  $760 and a fair value of  $752

(3)
Interest, PIK, and fee income presented for the year ended December 31, 2017.

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	$—	$31,027	$9,654	$(11,099)	$—	$(29,582)	$—	$—	$664	$553	$—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	1,000	—	—	—	(1,000)	—	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	243	—	—	—	(243)	—	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
Total	$—	$32,270	$9,654	$(11,099)	$—	$(30,825)	$—	$—	$664	$553	$—

(1)
During the year ended December 31, 2017, the Company’s ownership increased to over 25% of the portfolio company’s voting securities and as a result the Company was deemed to “control” the portfolio company prior to disposition of the investment.

(2)
Interest, PIK and fee income presented for the full year ended December 31, 2017.

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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2016
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—13.9%
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%		1/15/18	$6,130	$6,140	$5,287
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,928	4,922
BMC Software Finance, Inc.	(k)	Software & Services	7.3%		6/1/18	3,820	3,651	3,837
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	39,944
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,545	19,152
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	46,250	45,843	47,753
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,008	9,573
EV Energy Partners, L.P.	(e)	Energy	8.0%		4/15/19	259	239	184
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	732	732	727
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	4,649	4,649	4,620
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	961	961	955
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	904	904	899
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	6,676	6,676	6,635
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,092	1,092	1,085
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	572	572	568
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	1,730	1,730	1,730
Jupiter Resources Inc.	(h)(o)	Energy	8.5%		10/1/22	28,800	26,772	25,008
Mood Media Corp.	(l)(o)	Media	10.0%		8/6/23	6,930	6,103	6,410
Mood Media Corp.	(e)(j)(o)	Media	9.3%		10/15/20	46,207	45,764	28,648
NewStar Financial, Inc.	(h)(j)(k)(o)	Diversified Financials	8.3%, 0.0% PIK (8.8% Max PIK)		12/4/24	150,000	123,230	130,500
P.F. Chang’s China Bistro, Inc.	(i)(j)	Consumer Services	10.3%		6/30/20	31,353	31,262	30,778
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	268	268	272
SandRidge Energy, Inc.	(n)(o)	Energy	—%		10/4/20	2,643	3,522	3,318
Scientific Games Corp.	(i)(o)	Consumer Services	8.1%		9/15/18	3,340	3,285	3,383
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,075	4,935
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

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2016, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.00%, the Euro Interbank Offered Rate, or EURIBOR, was (0.32)% and the U.S. Prime Lending Rate, or Prime, was 3.75%.

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

FS Investment Corporation II
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2017, the Company had eight wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in certain portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in certain portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2017. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
As the Company previously announced on December 11, 2017, GSO/Blackstone Debt Funds Management LLC, or GDFM, intends to resign as the investment sub-adviser to the Company and terminate the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit Advisors (US) LLC, or KKR Credit, desire to enter into a relationship whereby FS Investments and KKR Credit will create a premier alternative lending platform for certain BDCs sponsored, advised and/or sub-advised by them. Accordingly, FSIC II Advisor, together with FB Advisor, LLC, FSIC III Advisor, LLC and FSIC IV Advisor, LLC, or collectively the FS Advisor Entities, and KKR Credit and certain other parties have entered into a master transaction agreement setting out the terms of the relationship between FSIC II Advisor and KKR Credit. In furtherance thereof, the Company desires to enter into (i) an investment advisory agreement with FSIC II Advisor and an investment advisory agreement with KKR Credit, pursuant to which FSIC II Advisor and KKR Credit would act as investment

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

co-advisers to the Company and/or (ii) an investment advisory agreement with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of FS Investments and by KKR Credit, pursuant to which FS/KKR Advisor would act as investment adviser to the Company.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to FSIC II Advisor’s management team, and has authorized FSIC II Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing FSIC II Advisor’s implementation of the valuation process.
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
In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides for revenue recognition based on the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. When it becomes effective, the new revenue recognition guidance in ASU No. 2014-09 will replace most revenue recognition guidance under existing

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

GAAP. In 2016, the FASB issued additional guidance that clarified, amended and technically corrected prior revenue recognition guidance. The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. For public entities, the new standards are effective during the interim and annual periods beginning after December 15, 2017, with early adoption permitted. The standards permit the use of either the retrospective or cumulative effect transition method. As a result, the Company is required to adopt the new guidance as of January 1, 2018 and expects to do so using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption.
In connection with its evaluation of the impact of the new revenue recognition guidance on its revenue recognition policies for structuring and other non-recurring upfront fees, the Company has performed an analysis to identify contracts with customers within the scope of the new revenue recognition guidance and to determine the related performance obligation and transaction price. Under the new revenue recognition guidance, the Company expects to recognize revenue for in-scope contracts based on the transaction price as the performance obligation is fulfilled. In its analysis, the Company considered, among other matters, the nature of the performance obligation and constraints on including variable consideration in the transaction price. In addition, the Company considered the costs incurred to obtain and fulfill in-scope contracts with customers to determine whether such costs would be required to be capitalized. Based on its analysis, the Company expects to provide additional revenue recognition disclosures required under the new standard but does not otherwise expect a material effect on its consolidated financial statements.
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
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $2,190, $1,968 and $1,885 in estimated excise taxes payable in respect of income received during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company paid $1,825, $2,069 and $1,150, respectively, in excise and other taxes.
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, the Company did not incur any interest or penalties.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to applicable legal restrictions and the sole discretion of the Company’s board of directors, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
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
Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2016 and 2015 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2017, 2016 and 2015:
	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	13,588,265	$122,786	16,100,331	$138,013	12,552,400	$116,784
Share Repurchase Program	(13,749,655)	(124,590)	(10,698,480)	(91,792)	(4,081,651)	(38,034)
Net Proceeds from Share Transactions	(161,390)	$(1,804)	5,401,851	$46,221	8,470,749	$78,750

During the period from January 1, 2018 to March 1, 2018, the Company issued 2,196,777 shares of common stock pursuant to its distribution reinvestment plan for gross proceeds of  $19,332 at an average price per share of  $8.80.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the years ended December 31, 2017, 2016 and 2015:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2015
December 31, 2014	January 2, 2015	578,569	100%	0.18%	$9.500	$5,496
March 31, 2015	April 1, 2015	885,509	100%	0.28%	$9.450	8,368
June 30, 2015	July 1, 2015	997,845	100%	0.31%	$9.450	9,430
September 30, 2015	October 1, 2015	1,619,728	100%	0.50%	$9.100	14,740
Total		4,081,651				$38,034
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.550	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.300	22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.550	24,574
September 30, 2016	October 1, 2016	3,329,647	100%	1.02%	$8.850	29,467
Total		10,698,480				$91,792
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	30,515
June 30, 2017	July 3, 2017	4,513,119	100%	1.38%	$9.100	41,069
September 30, 2017	October 2, 2017	3,538,398	55%	1.08%	$9.050	32,020
Total		13,749,655				$124,590

On January 12, 2018, the Company repurchased 3,408,305 shares of common stock (representing 28% of the shares of the common stock tendered for repurchase and 1.04% of the shares outstanding as of such date) at $8.800 per share for aggregate consideration totaling $29,993.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The investment sub-advisory agreement provides that GDFM is entitled to 50% of all management and incentive fees payable to FSIC II Advisor under the investment advisory and administrative services agreement with respect to each year, subject to the waiver of any fees by GDFM.
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
The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the years ended December 31, 2017, 2016 and 2015:
			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016	2015
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$89,974	$85,475	$89,182
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$61,481	$62,329	$72,664
FSIC II Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$3,329	$3,736	$3,917

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the years December 31, 2017, 2016 and 2015 are net of waivers of  $12,853, $12,211 and $10,252, respectively. During the years ended December 31, 2017, 2016 and 2015, $88,989, $85,394 and $90,722, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2017, $22,595 in base management fees were payable to FSIC II Advisor.

(2)
During the years ended December 31, 2017, 2016 and 2015, $58,845, $62,090 and $71,744, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2017, a subordinated incentive fee on income of  $19,129 was payable to FSIC II advisor.

(3)
During the years ended December 31, 2017, 2016 and 2015, $3,184, $3,573 and $3,679, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $3,553, $4,336 and $4,370, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2017, 2016 and 2015, respectively.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Potential Conflicts of Interest
FSIC II Advisor’s senior management team is comprised of substantially the same personnel as the senior management teams of the investment advisers to certain other BDCs, open- and closed-end management investment companies and a real estate investment trust sponsored by FS Investments, or the Fund Complex. As a result, such personnel provide or expect to provide investment advisory services to certain other funds in the Fund Complex and such personnel may serve in similar or other capacities for the investment advisers to future investment vehicles in the Fund Complex. While none of the investment advisers are currently providing investment advisory services to clients other than funds in the Fund Complex, any, or all, may do so in the future. In the event that FSIC II Advisor or its management team undertakes to provide investment advisory services to other clients in the future, it intends to allocate investment opportunities in a fair and equitable manner consistent with the Company’s investment objectives and strategies, if necessary, so that the Company will not be disadvantaged in relation to any other client of FSIC II Advisor or its management team.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Investment Corporation, FS Energy and Power Fund, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers, or collectively the Company’s co-investment affiliates. However, in connection with the potential investment advisory relationship with KKR Credit and/or FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors has authorized and directed that the Company exercise its rights under the Order to decline to participate in any new potential co-investment transaction pursuant to the Order that would be within the then-current investment objectives and strategies of the Company unless sourced by GDFM, KKR Credit or FS/KKR Advisor. The Company believes this relief has and may continue to enhance its ability to further its investment objectives and strategies. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing the Company to participate in larger investments, together with its co-investment affiliates, than would be available to the Company if such relief had not been obtained. Because the Company did not seek exemptive relief to engage in co-investment transactions with GDFM and its affiliates, the Company is permitted to co-invest with GDFM and its affiliates only in accordance with existing regulatory guidance (e.g., where price is the only negotiated term).
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
FS Investments is controlled by the Company’s chairman, president and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman. There can be no assurance that the expense reimbursement agreement will remain in effect or that FS Investments will reimburse any portion of the Company’s expenses in future quarters. As of December 31, 2017, there were no unreimbursed expense support payments subject to future reimbursement by the Company.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2017, 2016 and 2015:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2015	$0.7540	$239,145
2016	$0.7540	$244,088
2017	$0.7540	$244,970
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 2, 2018 and March 8, 2018, the Company’s board of directors declared regular monthly cash distributions for January 2018 through March 2018 and April 2018 through June 2018, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from credit default swaps, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies and expense reimbursements from FS Investments. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all. No portion of the distributions paid during the years ended December 31, 2017, 2016 and 2015 represented a return of capital.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

For a period of time following commencement of the Company’s continuous public offering, substantial portions of the Company’s distributions were funded through the reimbursement of certain expenses by FS Investments and its affiliates, including through the waiver of certain investment advisory fees by FSIC II Advisor, that were subject to repayment by the Company within three years. The purpose of this arrangement was to ensure that no portion of the Company’s distributions to stockholders was paid from offering proceeds or borrowings. Any such distributions funded through expense reimbursements or waivers of advisory fees were not based on the Company’s investment performance. No portion of the distributions paid during the years ended December 31, 2017, 2016 and 2015 was funded through the reimbursement of operating expenses by FS Investments. During the years ended December 31, 2017, 2016 and 2015, the Company did not repay any amounts to FS Investments for expenses previously reimbursed or waived. There can be no assurance that the Company will continue to achieve the performance necessary to sustain its distributions or that the Company will be able to pay distributions at a specific rate or at all. FS Investments and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2017, 2016 and 2015:
	Year Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income (prior to expense reimbursement)(1)	244,970	100%	238,200	98%	229,252	96%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	5,888	2%	9,893	4%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—
Total	$244,970	100%	$244,088	100%	$239,145	100%

(1)
During the years ended December 31, 2017, 2016 and 2015, 93.2%, 92.3% and 94.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9%, 2.7% and 2.7%, respectively, was attributable to non-cash accretion of discount and 4.9%, 5.0% and 2.5%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2017, 2016 and 2015 was $258,183, $249,910 and $261,875, respectively. As of December 31, 2017 and 2016, the Company had $73,147 and $59,934 of undistributed net investment income and $201,927 and $112,726 of accumulated capital losses on a tax basis. As of December 31, 2015, the Company had $51,981 of undistributed net investment income and realized gains on a tax basis.
The Company’s undistributed net investment income on a tax basis as of December 31, 2016 was adjusted following the filing of the Company’s 2016 tax return in October 2017. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2016 on

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period exceeding GAAP-basis income with respect to such investments during the same period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2016.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2017, 2016 and 2015:
	Year Ended December 31,
	2017	2016	2015
GAAP-basis net investment income	$271,355	$254,528	$290,649
Income subject to tax not recorded for GAAP	(856)	6,763	2,307
Excise taxes	2,190	1,968	1,885
GAAP versus tax-basis of consolidation of certain subsidiaries	7,918	5,587	3,241
Reclassification of unamortized original issue discount and prepayment fees	(23,081)	(18,920)	(35,727)
Reclassification of realized gains on credit default swap	—	—	(19,588)
Reversal of mark-to-market on outstanding credit default swaps	—	—	19,426
Other miscellaneous differences	657	(16)	(318)
Tax-basis net investment income	$258,183	$249,910	$261,875

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2017, the Company increased accumulated net realized gain (loss) on investments and gain (loss) on foreign currency by $17,020 and decreased capital in excess of par value and undistributed net investment income by and $9,241 and $7,779, respectively. During the year ended December 31, 2016, the Company increased accumulated net realized gain (loss) on investments and gain (loss) on foreign currency and undistributed net investment income by $15,291 and $2,723, respectively, and decreased capital in excess of par value by $18,014. During the year ended December 31, 2015, the Company increased accumulated net realized gain (loss) on investments and gain (loss) on foreign currency by $53,643 and decreased capital in excess of par value and undistributed net investment income by $5,127 and $48,516, respectively.

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
As of December 31, 2017 and 2016, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2017	2016
Distributable ordinary income	$73,147	$59,934
Capital loss carryover(1)	(201,927)	(112,726)
Other temporary differences	(148)	(165)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain (loss) on foreign currency(2)	(23,326)	(53,503)
Total	$(152,254)	$(106,460)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $25,695 and $176,232, respectively.

(2)
As of December 31, 2017 and 2016, the gross unrealized appreciation on the Company’s investments, secured borrowing and unrealized gain on foreign currency was $204,958 and $175,000, respectively. As of December 31, 2017 and 2016, the gross unrealized depreciation on the Company’s investments, secured borrowing and unrealized loss on foreign currency was $228,284 and $228,503, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,620,326 and $4,550,764 as of December 31, 2017 and 2016, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(22,732) and $(53,369) as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Company had a deferred tax liability of  $4,937 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $16,454 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2017, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $11,517. For the year ended December 31, 2017, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2017 and 2016:
	December 31, 2017			December 31, 2016
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,408,133	$3,421,070	74%	$2,886,433	$2,864,089	64%
Senior Secured Loans—Second Lien	385,761	327,135	7%	749,249	718,971	16%
Senior Secured Bonds	123,045	124,673	3%	168,537	148,085	3%
Subordinated Debt	369,864	366,048	8%	414,320	402,397	9%
Collateralized Securities	20,435	25,763	1%	20,268	23,173	1%
Equity/Other	296,470	332,905	7%	298,460	340,680	7%
Total	$4,603,708	$4,597,594	100%	$4,537,267	$4,497,395	100%

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
As of December 31, 2017, the Company did not “control” any of its portfolio companies. During the year, the company held investments in one portfolio company of which it was deemed to “control” which was sold prior to December 31, 2017. As of December 31, 2017, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the consolidated schedule of investments as of December 31, 2017.
As of December 31, 2016, the Company did not “control” any of its portfolio companies. As of December 31, 2016, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the consolidated schedule of investments as of December 31, 2016.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had twenty-one senior secured loan investments with aggregate unfunded commitments of $241,977, one subordinated debt investment with an unfunded commitment of  $18,989, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2016, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of  $163,449 and one unfunded commitment to purchase up to $362 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s audited consolidated schedule of investments as of December 31, 2017 and December 31, 2016.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2017 and 2016:
	December 31, 2017		December 31, 2016
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$33,322	1%	$206,350	5%
Capital Goods	787,878	17%	418,102	9%
Commercial & Professional Services	501,745	11%	520,703	12%
Consumer Durables & Apparel	351,135	8%	317,282	7%
Consumer Services	394,163	9%	523,918	12%
Diversified Financials	76,847	2%	213,625	5%
Energy	499,739	11%	749,437	17%
Food & Staples Retailing	3,477	0%	5,950	0%
Food, Beverage & Tobacco	52,484	1%	—	—
Health Care Equipment & Services	261,085	6%	76,425	2%
Insurance	118,271	2%	84,716	2%
Materials	423,964	9%	329,788	7%
Media	298,418	6%	140,594	3%
Pharmaceuticals, Biotechnology & Life Sciences	3,239	0%	2,263	0%
Retailing	182,631	4%	140,328	3%
Semiconductors & Semiconductor Equipment	18,069	0%	14,837	0%
Software & Services	284,561	6%	354,714	8%
Technology Hardware & Equipment	78,154	2%	135,841	3%
Telecommunication Services	147,780	3%	159,533	3%
Transportation	80,632	2%	102,989	2%
Total	$4,597,594	100%	$4,497,395	100%

Note 7. Fair Value of Financial Instruments
Under existing accounting guidance, fair value is defined as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. This accounting guidance emphasizes valuation techniques that maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances. The Company classifies the inputs used to measure these fair values into the following hierarchy as defined by current accounting guidance:
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
As of December 31, 2017 and 2016, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:
	December 31, 2017		December 31, 2016
Valuation Inputs	Investments	Secured Borrowing	Investments	Secured Borrowing
Level 1—Price quotations in active markets	$6,368	$—	$9,383	$—
Level 2—Significant other observable inputs	—	—	—	—
Level 3—Significant unobservable inputs	4,591,226	—	4,488,012	(8,273)
Total	$4,597,594	$—	$4,497,395	$(8,273)

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
The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. However, because of the private nature of this marketplace (meaning actual transactions are not publicly reported), the Company believes that these valuation inputs are classified as Level 3 within the fair value hierarchy. The Company may also use other methods, including the use of an independent valuation firm, to determine fair value for securities for which it cannot obtain prevailing bid and ask prices through third-party pricing services or independent dealers, or where the Company’s board of directors otherwise determines that the use of such other methods is appropriate. The Company periodically benchmarks the valuations provided by the independent valuation firms against the actual

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

prices at which the Company purchases and sells its investments. The valuation committee of the Company’s board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.
The following is a reconciliation for the years ended December 31, 2017 and 2016 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	4,936	13,004	626	28,245	5	—	46,816
Net realized gain (loss)	(30,321)	(19,760)	(15,768)	(14,935)	(167)	(34,379)	(115,330)
Net change in unrealized appreciation (depreciation)	35,281	(28,348)	22,080	8,107	2,423	74	39,617
Purchases	1,555,659	141,861	40,746	158,364	3,947	44,174	1,944,751
Paid-in-kind interest	10,469	10,684	54	2,828	—	1,558	25,593
Sales and redemptions	(1,019,043)	(509,277)	(71,150)	(218,958)	(3,618)	(16,187)	(1,838,233)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,421,070	$327,135	$124,673	$366,048	$25,763	$326,537	$4,591,226
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,361	$(42,487)	$3,610	$(3,996)	$2,580	$6,189	$(19,743)

	For the Year Ended December 31, 2016
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,802,207	$902,113	$181,200	$319,019	$113,383	$214,930	$4,532,852
Accretion of discount (amortization of premium)	6,218	5,820	2,473	3,040	100	—	17,651
Net realized gain (loss)	(34,154)	(28,188)	(53,756)	(31,731)	(341)	6,455	(141,715)
Net change in unrealized appreciation (depreciation)	91,539	79,833	42,906	80,882	8,112	3,922	307,194
Purchases	1,039,272	124,554	35,918	80,741	—	123,733	1,404,218
Paid-in-kind interest	5,972	16,001	155	2,230	—	—	24,358
Sales and redemptions	(1,046,965)	(381,162)	(60,811)	(51,784)	(98,081)	(14,952)	(1,653,755)
Net transfers in or out of Level 3(1)	—	—	—	—	—	(2,791)	(2,791)
Fair value at end of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$28,627	$26,876	$6,693	$40,217	$3,296	$(54)	$105,655

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2017 and 2016 of the secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31,
	2017	2016
Fair value at beginning of period	$(8,273)	$—
Amortization of premium (accretion of discount)	(16)	(7)
Net realized gain (loss)	(59)	—
Net change in unrealized appreciation (depreciation)	134	(134)
Proceeds from secured borrowing	—	(8,132)
Paid-in-kind interest	—	—
Repayments on secured borrowing	8,214	—
Net transfers in or out of Level 3	—	—
Fair value at end of period	$—	$(8,273)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$—	$(134)

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2017 and 2016 were as follows:
Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,947,886	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.2%
			EBITDA Multiples (x)	5.0x - 8.0x	7.3x
	80,848	Other(2)	Other	N/A	N/A
	392,336	Market Quotes	Indicative Dealer Quotes	25.0% - 102.8%	98.2%
Senior Secured Loans— Second Lien	244,330	Market Comparables	Market Yield (%)	8.3% - 20.7%	14.2%
			EBITDA Multiples (x)	5.0x - 6.5x	6.1x
	82,805	Market Quotes	Indicative Dealer Quotes	13.2% - 102.3%	89.2%
Senior Secured Bonds	89,268	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.7%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	28,347	Other(2)	Other	N/A	N/A
	7,058	Market Quotes	Indicative Dealer Quotes	100.5% - 100.5%	100.5%
Subordinated Debt	62,138	Market Comparables	Market Yield (%)	7.8% - 14.8%	10.2%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	303,910	Other(2)	Indicative Dealer Quotes	52.0% - 108.5%	97.9%
Collateralized Securities	25,763	Market Quotes	Indicative Dealer Quotes	63.3% - 100.2%	72.1%
Equity/Other	260,420	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	7.9x
			Production Multiples (Mboe/d)	$32,500.0 - $51,250.0	$35,881.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.9
			PV-10 Multiples (x)	0.8x - 2.6x	2.2x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.4%
	60,431	Other(2)	Other	N/A	N/A
	5,686	Market Quotes	Indicative Dealer Quotes	0.0% - 9.8%	8.1%
Total	$4,591,226

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2016	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,266,541	Market Comparables	Market Yield (%)	5.5% - 17.3%	9.8%
			EBITDA Multiples (x)	6.8x - 7.3x	7.0x
	10,615	Other(2)	Other	N/A	N/A
	517,874	Market Quotes	Indicative Dealer Quotes	18.2% - 104.1%	98.0%
	69,059	Cost	Cost	100.0% - 100.0%	100.0%
Senior Secured Loans— Second Lien	550,266	Market Comparables	Market Yield (%)	8.8% - 22.9%	11.9%
	168,705	Market Quotes	Indicative Dealer Quotes	8.8% - 101.0%	90.2%
Senior Secured Bonds	70,677	Market Comparables	Market Yield (%)	7.5% - 9.0%	7.9%
			EBITDA Multiples (x)	6.3x - 7.3x	6.5x
			Production Multiples (Mboe/d)	$45,000.0 - $50,000.0	$47,500.0
			Proved Reserves Multiples (Mmboe)	$14.5 - $15.0	$14.8
			PV-10 Multiples (x)	0.8x - 0.9x	0.9x
	77,408	Market Quotes	Indicative Dealer Quotes	65.0% - 109.6%	98.0%
Subordinated Debt	187,936	Market Comparables	Market Yield (%)	8.0% - 15.3%	10.6%
			EBITDA Multiples (x)	9.3x - 10.3x	9.8x
	214,461	Market Quotes	Indicative Dealer Quotes	54.5% - 125.5%	92.4%
Collateralized Securities	23,173	Market Quotes	Indicative Dealer Quotes	38.7% - 94.3%	69.4%
Equity/Other	305,308	Market Comparables	EBITDA Multiples (x)	4.5x - 16.3x	8.4x
			Production Multiples (Mboe/d)	$2,225.0 - $55,000.0	$37,276.1
			Proved Reserves Multiples (Mmboe)	$0.7 - $15.0	$8.1
			Undeveloped Acreage Multiples ($)	$8,000.0 - $10,000.0	$9,000.0
			Capacity Multiple ($/kW)	$2,375.0 - $2,875.0	$2,625.0
			PV-10 Multiples (x)	0.8x - 2.1x	1.6x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 24.8%	18.7%
		Option Valuation Model	Volatility (%)	34.5% - 41.0%	39.3%
	13,341	Market Quotes	Indicative Dealer Quotes	0.0% - 32.0%	12.7%
	12,532	Other(2)	Other	N/A	N/A
	116	Cost	Cost	100.0% - 100.0%	100.0%
Total	$4,488,012
Secured Borrowing	$(8,273)	Market Comparables	Market Yield (%)	(6.0)% - (7.1)%	(6.6)%

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2017 and 2016.
	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	180,933	19,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.80%	150,000	—	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	13,400(3)	106,600	February 23, 2021
Total			$2,184,479	$135,521

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

(3)
Amount includes borrowings in Euros and Canadian Dollars. Euro balance outstanding of  €9,000 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.20 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017 to reflect total amount outstanding in U.S. dollars.

	As of December 31, 2016
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Goldman Repurchase Facility	Repurchase Agreement	L+2.50%	$400,000	$—	December 15, 2018
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	166,033	33,967	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 19, 2019
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	225,000	25,000	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.70%	94,200	55,800	May 14, 2017
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(1)	—	120,000	February 23, 2021
Total			$1,975,379	$244,621
Partial Loan Sale	Secured Borrowing	L+4.50% (1.0% floor)	$8,214	$—	July 29, 2022

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the components of total interest expense for the Company’s financing arrangements were as follows:
Arrangement(1)	JPM Facility	Goldman Repurchase Facility	Green Creek Credit Facility	Cooper River Credit Facility	Wissahickon Credit Facility	Darby Creek Credit Facility	Dunning Creek Credit Facility	Juniata River Credit Facility	FSIC II Revolving Credit Facility	Partial Loan Sale(2)	Total
Fiscal 2017
Interest expense(3)	$—	$5,249	$11,460	$6,320	$8,907	$9,973	$4,223	$33,423	$1,252	$392	$81,199
Amortization of deferred financing costs and discount	—	202	341	464	1,012	1,367	392	1,464	67	16	$5,325
Total interest expense	$—	$5,451	$11,801	$6,784	$9,919	$11,340	$4,615	$34,887	$1,319	$408	$86,524
Fiscal 2016
Interest expense(3)	$14,096	$12,886	$—	$5,519	$7,509	$8,309	$2,736	$14,300	$1,033	$200	$66,588
Amortization of deferred financing costs and discount	35	547	—	503	684	1,035	497	384	135	—	$3,820
Total interest expense	$14,131	$13,433	$—	$6,022	$8,193	$9,344	$3,233	$14,684	$1,168	$200	$70,408
Fiscal 2015
Interest expense(3)	$18,123	$9,872	$—	$4,298	$6,095	$7,632	$3,889	$8,085	$—	$—	$57,994
Amortization of deferred financing costs and discount	39	532	—	974	683	789	663	73	—	—	$3,753
Total interest expense	$18,162	$10,404	$—	$5,272	$6,778	$8,421	$4,552	$8,158	$—	$—	$61,747

(1)
Borrowings of each of the Company’s special-purpose financing subsidiaries (as defined below) are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Total interest expense for secured borrowing includes the effect of amortization of discount.

(3)
Interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the years ended December 31, 2017, 2016 and 2015, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
Arrangement	JPM Facility(2)	Goldman Repurchase Facility(2)	Green Creek Credit Facility(2)	Cooper River Credit Facility(2)	Wissahickon Credit Facility(2)	Darby Creek Credit Facility(2)	Dunning Creek Credit Facility(2)	Juniata River Credit Facility(2)	FSIC II Revolving Credit Facility(3)	Partial Loan Sale(2)	Total/ Average
Fiscal 2017
Cash paid for interest expense	$—	$6,982	$8,969	$6,002	$8,558	$9,448	$3,933	$32,437	$1,229	$468	$78,026
Average borrowings(4)	$—	$400,000	$474,026	$173,824	$240,146	$247,329	$134,322	$850,000	$34,408	$8,214	$2,133,720
Effective interest rate(1)	—%	—%	3.81%	3.63%	4.10%	4.05%	3.19%	4.04%	5.00%	—%	3.91%
Weighted average interest rate(1)	—%	3.53%	3.77%	3.59%	3.66%	3.98%	3.10%	3.88%	3.59%	5.66%	3.81%
Fiscal 2016
Cash paid for interest expense	$16,181	$12,596	$—	$5,416	$7,156	$8,404	$2,623	$9,481	$918	$124	$62,899
Average borrowings(4)	$429,781	$400,000	$—	$180,660	$231,826	$238,183	$107,151	$423,224	$33,921	$8,214	$2,048,180
Effective interest rate(1)	—%	3.32%	—%	3.09%	3.41%	3.24%	3.01%	3.56%	0.38%	5.50%	3.27%
Weighted average interest rate(1)	3.25%	3.17%	—%	3.01%	3.19%	3.43%	2.51%	3.32%	2.99%	5.50%	3.20%
Fiscal 2015
Cash paid for interest expense	$18,123	$8,518	$—	$4,060	$5,825	$7,467	$4,174	$6,729	$—	$—	$54,896
Average borrowings(4)	$550,000	$313,654	$—	$174,535	$199,868	$248,504	$215,753	$286,822	$—	$—	$1,989,136
Effective interest rate(1)	3.25%	2.82%	—%	2.46%	3.00%	3.04%	1.93%	2.82%	—%	—%	2.90%
Weighted average interest rate(1)	3.25%	3.10%	—%	2.43%	3.01%	3.03%	1.78%	2.78%	—%	—%	2.94%

(1)
Effective interest rate and weighted average interest rate include the effect of non-usage fees, administration fees and make-whole fees, if any. If applicable, the weighted average interest rate presented for periods of less than one year is annualized.

(2)
Interest is paid quarterly in arrears.

(3)
Interest is paid at the end of each interest period, but no less than quarterly, in arrears.

(4)
Average borrowings presented for periods of less than one year are not annualized.

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Goldman Repurchase Facility
On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement, or the Goldman repurchase facility, with Goldman Sachs Bank USA, or Goldman. Prior to its termination, the amount borrowed under the Goldman repurchase facility was $400,000. On May 15, 2017, in connection with the closing of the Green Creek facility (described under “—Green Creek Credit Facility”), (i) all of the Floating Rate Notes, or Notes, issued by Green Creek to Schuylkill River were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Schuylkill River and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman repurchase facility was prepaid in full and terminated.
The Company incurred costs in connection with obtaining the Goldman repurchase facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the Goldman repurchase facility. As of May 15, 2017, $863 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the May 15, 2017 refinancing described under “—Green Creek Credit Facility”, the remaining unamortized deferred financing costs of $863 will be amortized over the contractual term of the Green Creek Credit Facility
Green Creek Credit Facility
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
The Company incurred costs in connection with obtaining the Green Creek facility, which the Company has recorded as deferred financing costs, along with $863 of unamortized fees from the Goldman repurchase facility, on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $1,055 of such deferred financing costs had yet to be amortized to interest expense.

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
Under the Cooper River facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Cooper River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) GDFM (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment sub-adviser to the Company. The Company is seeking a prospective consent with respect to the event of default related to GDFM serving as the investment sub-adviser. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the Cooper River facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of December 31, 2017, $1,119 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $2,342 of such deferred financing costs had yet to be amortized to interest expense.
Darby Creek Credit Facility
On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian under the Darby Creek facility. The Darby Creek facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis, which is available to be borrowed by Darby Creek on or prior to February 19, 2019. Any amounts borrowed under the Darby Creek facility will mature, and all accrued and unpaid interest will be due and payable, on August 19, 2020.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $1,533 of such deferred financing costs had yet to be amortized to interest expense.
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
As of December 31, 2017, pricing under the Dunning Creek facility was based on three-month LIBOR, plus a spread of 1.80% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $136 of such deferred financing costs had yet to be amortized to interest expense.
Juniata River Credit Facility
On November 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a $300,000 senior secured term loan facility, or the Juniata River facility, with JPM, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, as collateral agent, and Virtus Group, LP, as collateral administrator. On October 11, 2016 Juniata River entered into amendments to the Juniata River facility which, among other things, (i) provided for an immediate upsize of  $550,000, resulting in a total facility amount of  $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable on borrowing to 2.6833% over the three-month LIBOR.
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
Pricing under the Juniata River facility is based on LIBOR for a three-month interest period, plus a spread of 2.6833% per annum. Interest is payable in arrears beginning on April 25, 2015 and each quarter thereafter. Any amounts borrowed under the Juniata River facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.
Borrowings under the Juniata River facility are subject to a compliance condition which will be satisfied at any given time if the outstanding advances to Juniata River by the lenders minus the amount of principal and certain interest proceeds in Juniata River’s accounts is less than or equal to fifty percent (50%) of the net asset value of Juniata River’s portfolio of assets.
Under the Juniata River facility, Juniata River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Juniata River facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or any other payments within two business days of when due; (b) the $850,000 committed principal amount is not fully drawn within ninety days of the Juniata River facility’s effective date; (c) the insolvency or bankruptcy of Juniata River or the Company; (d) a change of control of Juniata River shall have occurred; and (e) the transaction documents are amended in a manner materially adverse to JPM, as administrative agent, without JPM’s consent. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Juniata River facility immediately due and payable.
The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2017, $4,070 of such deferred financing costs had yet to be amortized to interest expense.

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
As of December 31, 2017, $13,400 was outstanding under the FSIC II revolving credit facility, which includes borrowings in Euro in an aggregate amount of  €9,000 and borrowings in Canadian dollars in an aggregate amount of CAD $3,229. The Company incurred costs in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortize to interest expense over the life of the FSIC II revolving credit facility. As of December 31, 2017, $154 of such deferred financing costs had yet to be amortized to interest expense.
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
As of December 31, 2016, the Company recognized a secured borrowing at fair value of  $8,273, respectively, and the fair value of the loan that is associated with the secured borrowing was $43,099. The secured borrowing was the result of the Company’s completion of a partial sale of a senior secured loan associated with one portfolio company that did not meet the definition of a participating interest. As a result, sale treatment was not allowed and the partial loan sale was treated as a secured borrowing.
During the year ended December 31, 2017, the secured borrowing was fully repaid.
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
The Company had certain credit default swap contracts outstanding during the years ended December 31, 2015. During the years ended December 31, 2017 and 2016, the Company had no outstanding credit default swap contracts. The effect of derivative instruments (which are not considered to be hedging instruments for accounting disclosure purposes) on the Company’s consolidated statements of operations whose primary underlying risk exposure is credit risk for the year ended December 31, 2015 was as follows:
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
See Note 6 for a discussion of the Company’s unfunded commitments.
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2017, 2016, 2015, 2014, and 2013:
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2013	$720,494	4.32	—	N/A
2014	$1,641,194	2.75	—	N/A
2015	$2,045,840	2.32	—	N/A
2016	$1,983,593	2.47	—	N/A
2017	$2,184,479	2.31	—	N/A

(1)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)
Not applicable because senior securities are not registered for public trading on an exchange.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014, and 2013:
	Year Ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:(1)
Net asset value, beginning of period	$8.90	$8.37	$9.30	$9.39	$9.16
Results of operations(2)
Net investment income	0.83	0.79	0.92	0.80	0.62
Net realized and unrealized appreciation (depreciation) on investments, total return swap, credit default swaps and gain/loss on foreign currency	(0.25)	0.49	(1.11)	(0.17)	0.27
Net increase (decrease) in net assets resulting from operations	0.58	1.28	(0.19)	0.63	0.89
Stockholder distributions(3)
Distributions from net investment income	(0.75)	(0.73)	(0.72)	(0.69)	(0.69)
Distributions from net realized gain on investments	—	(0.02)	(0.03)	(0.05)	(0.07)
Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.75)	(0.75)	(0.74)	(0.76)
Capital share transactions
Issuance of common stock(4)	—	—	0.01	0.03	0.15
Repurchases of common stock(5)	—	—	—	—	—
Offering costs(2)	—	—	—	(0.01)	(0.05)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	0.01	0.02	0.10
Net asset value, end of period	8.73	8.90	8.37	9.30	9.39
Shares outstanding, end of period	326,748,337	326,909,727	321,507,876	313,037,127	254,572,096
Total return(6)	6.59%	16.07%	(2.37)%	6.97%	11.12%
Total return (without assuming reinvestment of distributions)(6)	6.52%	15.29%	(1.94)%	6.92%	10.81%
Ratio/Supplemental Data:
Net assets, end of period	$2,853,021	$2,909,860	$2,690,412	$2,911,790	$2,390,985
Ratio of net investment income to average net assets(7)	9.32%	9.28%	10.03%	8.43%	6.60%
Ratio of operating expenses and excise taxes to average net assets(7)	9.10%	8.96%	8.59%	5.43%	5.46%
Ratio of net operating expenses and excise taxes to average net assets(7)	8.66%	8.51%	8.24%	5.43%	5.61%
Portfolio turnover	39.62%	31.77%	31.79%	43.79%	46.38%
Total amount of senior securities outstanding, exclusive of treasury securities	$2,184,479	$1,983,593	$2,045,840	$1,641,194	$720,494
Asset coverage per unit(8)	2.31	2.47	2.32	2.75	4.32

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

(7)
Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	(0.32)%	0.45%
Ratio of subordinated income incentive fees to average net assets	2.11%	2.27%	2.51%	1.16%	0.65%
Ratio of interest expense to average net assets	2.97%	2.57%	2.13%	1.16%	0.89%
Ratio of excise taxes to average net assets	0.08%	0.07%	0.07%	0.04%	—
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$146,980	$120,902	$123,861	$131,943
Operating expenses
Total operating expenses and excise taxes	70,467	58,589	61,329	61,946
Net investment income	76,513	62,313	62,532	69,997
Realized and unrealized gain (loss)	(88,994)	(995)	(30,049)	38,618
Net increase (decrease) in net assets resulting from operations	$(12,481)	$61,318	$32,483	$108,615
Per share information—basic and diluted
Net investment income	$0.24	$0.19	$0.19	$0.21
Net increase (decrease) in net assets resulting from operations	$(0.04)	$0.19	$0.10	$0.33
Weighted average shares outstanding	324,620,532	324,993,290	326,055,490	325,822,908

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Investment income	$127,784	$119,066	$121,210	$119,991
Operating expenses
Total operating expenses and excise taxes	61,812	56,844	58,234	56,633
Net investment income	65,972	62,222	62,976	63,358
Realized and unrealized gain (loss)	27,747	95,649	114,174	(74,783)
Net increase (decrease) in net assets resulting from operations	$93,719	$157,871	$177,150	$(11,425)
Per share information—basic and diluted
Net investment income	$0.20	$0.19	$0.19	$0.20
Net increase (decrease) in net assets resulting from operations	$0.29	$0.49	$0.55	$(0.04)
Weighted average shares outstanding	324,799,653	324,468,282	323,535,582	322,374,639

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2017 and 2016. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
(1)
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)
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

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 81.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.
PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.
Item 14.
Principal Accounting Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of the Company’s fiscal year.

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
The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:
Item 15.b. Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.2	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO/Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.5	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)
10.6	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.7	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.9	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.10	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.11	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.12	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.13	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.14	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.15	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.16	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.17	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.18	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.19	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.24	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.25	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.26	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.27	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.28	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.29	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)
10.30	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.31	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)
10.32	Fourth Amendment to Credit Agreement, dated as of May 12, 2017, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.33	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.34	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.35	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.36	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.37	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.38	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.39	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.40	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.41	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.42	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)

10.43	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.44	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.45	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.47	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.48	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.49	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.50	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.51	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
21.1*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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
FS INVESTMENT CORPORATION II
Date: March 9, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 9, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)
Date: March 9, 2018	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 9, 2018	/s/ BARBARA ADAMS Barbara Adams Director
Date: March 9, 2018	/s/ DAVID J. ADELMAN David J. Adelman Director
Date: March 9, 2018	/s/ STEPHEN T. BURDUMY Stephen T. Burdumy Director
Date: March 9, 2018	/s/ RICHARD I. GOLDSTEIN Richard I. Goldstein Director
Date: March 9, 2018	/s/ MICHAEL J. HELLER Michael J. Heller Director
Date: March 9, 2018	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director
Date: March 9, 2018	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director
Date: March 9, 2018	/s/ PAUL MENDELSON Paul Mendelson Director
Date: March 9, 2018	/s/ JOHN E. STUART John E. Stuart Director
Date: March 9, 2018	/s/ SCOTT J. TARTE Scott J. Tarte Director