Form 10-K/A
period 2017-12-31
FS Investment Corp II
filed 2018-04-27
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established market for the registrant’s shares of common stock. The registrant closed the public offering of its shares of common stock in March 2014. The last offering price at which the registrant issued shares in its public offering was $8.64 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.60 per share.

There were 323,288,444 shares of the registrant’s common stock outstanding as of April 26, 2018.

Documents Incorporated by Reference

None.

Explanatory Note

FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference from the Company’s definitive proxy statement for the 2018 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include Part III information in the Annual Report on Form 10-K for the year ended December 31, 2017 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS INVESTMENT CORPORATION II

FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The role of the Company’s board of directors (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the stockholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently comprised of ten directors, eight of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of the Company or FS/KKR Advisor, LLC, the Company’s investment adviser (the “Advisor”), and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. These individuals are referred to as the Company’s independent directors (the “Independent Directors”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Directors are referred to as interested directors (the “Interested Directors”).

Directors

Information regarding the Board is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors(1)
Michael C. Forman	57	2011	2020
Todd Builione	43	2018	2018
Independent Directors
Barbara Adams	66	2012	2018
Stephen T. Burdumy	60	2014	2018
Richard I. Goldstein	57	2015	2020
Jerel A. Hopkins	46	2013	2019
Robert E. Keith, Jr.	76	2012	2019
Paul Mendelson	71	2012	2019
John E. Stuart	74	2012	2020
Scott J. Tarte	55	2012	2020

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Builione are each an “interested person” because of their affiliation with the Advisor.

Interested Directors

Michael C. Forman is chairman and chief executive officer of FS Investments and has been leading the company since founding it in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. For purposes of this Amendment, “Other Advised Entities” includes those entities that are advised by the Advisor, including, FS Investment Corporation, the Company, FS Investment Corporation III, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

Todd C. Builione serves as the Company’s president since April 2018, is a member of the board of directors or board of trustees, as applicable, of certain of the Other Advised Entities and is the president of certain of the Other Advised Entities. Mr. Builione joined KKR in 2013 and is a member of KKR and president of KKR Credit and Markets. Mr. Builione also serves on KKR’s Investment Management & Distribution Committee and its Risk and Operations Committee. Prior to joining KKR, Mr. Builione served as President of Highbridge Capital Management, CEO of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the board of directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR in 2015. Mr. Builione also serves on the board of directors of Harlem RBI (a community-based youth development organization located in East Harlem, New York), on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the board of directors of the Pingry School.

Mr. Builione has extensive experience and familiarity with the markets in which the Company primarily invests, along with significant knowledge and prior experience in the management of large businesses in the areas the Company operates in, and portfolio risk management and analytics The Board believes Mr. Builione’s experience and his position as the Company’s and the Advisor’s president make him a significant asset to the Company.

Independent Directors

Barbara Adams served as the executive vice president—legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania from 2005 until January 2011. As general counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams previously served as the policy committee co-chair on housing, in then Governor-elect Edward G. Rendell’s transition team. She is a charter member of the Forum on Affordable Housing and Community Development Law of the American Bar Association and is a member of the National Association of Bond Lawyers and the American and Pennsylvania Bar Associations.

She is a past member of the board and secretary of Philadelphia Neighborhood Enterprise, a nonprofit corporation affiliated with The Enterprise Foundation, a past member of the board and treasurer of the Reading Terminal Market, and a past member of the respective boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations and the People’s Emergency Center in Philadelphia.

Ms. Adams has served on a number of other charitable and public organizations, including a term as commissioner of the Philadelphia Gas Commission, as an advisory board member on the Homeless Advocacy Project of the Philadelphia Bar Association, as a commissioner on the Independent Charter Commission of the City of Philadelphia and as an advisory board member of The Nuclear World Project. She is currently a member of the board and secretary of the Philadelphia Energy Authority and a member of the board of the Committee of Seventy. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College.

The Board determined that Ms. Adams’ extensive service in the private and public sectors provides her with experience that would be beneficial to the Company.

Stephen T. Burdumy has served as the executive vice president, chief operating officer and chief financial officer of Transformative Pharmaceutical Solutions and of counsel at the law firm of Drinker Biddle & Reath LLP (“Drinker Biddle”) since April 1, 2016. Prior to that he served as a partner at Drinker Biddle since January 2002. Prior to joining Drinker Biddle, Mr. Burdumy was an attorney at Klehr Harrison Harvey Branzburg LLP (“Klehr Harrison”) from 1982 to 2002, including as a partner from 1988 to 2002. Mr. Burdumy was a member of the board of directors of the Philadelphia Alliance for Capital and Technologies from June 2010 to July 2012. Mr. Burdumy received a B.S.F.S. in International Economics with a concentration in International Finance and Commerce, cum laude, from Georgetown University, and a J.D. from the University of San Francisco Law School.

Mr. Burdumy has extensive experience in corporate and securities law matters and has represented various public companies, privately-held businesses and private equity, venture capital and hedge funds, as well as investment managers, emerging companies and entrepreneurs. This experience has provided Mr. Burdumy, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Richard I. Goldstein has served as a managing director of Liberty Associated Partners, LP (“LAP”) since 2000 and Associated Partners, LP (“AP”) since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein currently serves as a member of the board of directors Ubicquia and previously served as a member of the board of trustees of The Shipley School from 2009 through 2014 and has counseled many early-stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries, including in the energy industry. This experience has provided Mr. Goldstein, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jerel A. Hopkins has served as Vice President and Associate General Counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie Group Limited, since November 2004. Prior to joining Delaware Management Holdings, Inc., Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine since February 2012 and on the board of directors of Delaware Management Trust Company since July 2008. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.

Mr. Hopkins has significant experience in corporate and securities law matters and has served as a member of a number of boards. This experience has provided Mr. Hopkins, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Robert E. Keith is a managing director of TL Ventures, a venture capital firm that Mr. Keith co-founded in 1988. Prior to founding TL Ventures, Mr. Keith enjoyed a 22-year career at Fidelity Bank in Philadelphia, a leading regional commercial financial institution, where he last served as vice-chairman responsible for most of the bank’s commercial lending and non-banking subsidiaries. During his tenure at Fidelity Bank, Mr. Keith oversaw significant growth and market expansion as well as entry into new service markets such as investment banking. Mr. Keith has served on the boards of directors of numerous public and private companies, including Noble Biomaterials Inc., where he has served since 2005. He previously served as a director and a member of the audit and compensation committees of Square 1 Financial, Inc. from December 2008 to October 2013. He also serves on the boards of numerous charitable organizations and trade associations, including serving since 2000 on the board of The Reinvestment Fund, a $1.5 billion not-for-profit community investment institution, and from 2000 to 2014 on the board of Ben Franklin Technology Partners of Southeastern Pennsylvania, an independent not-for-profit economic development organization supporting technology-based enterprises. Mr. Keith has previously served on the board of directors of numerous companies, including Actua Corporation (formerly ICG Group, Inc.), a publicly traded venture capital firm, from 1996 to February 2010 and Safeguard Scientifics, Inc. from 1996 to August 2009. For his contributions in the venture capital field, Mr. Keith was awarded the Blair Thompson award for lifetime achievement in venture capital by the Greater Philadelphia Venture Capital Group in 1999. Mr. Keith is a graduate of Amherst College and Temple University School of Law.

Mr. Keith’s extensive experience in the finance and venture capital industries provide him, in the opinion of the Board, with attributes that are beneficial to the Company. The Board also noted his experience as a member of the board of directors of various public and private companies and community organizations.

Paul Mendelson served as the chief financial officer of Lincoln Investment Planning, Inc., a broker-dealer and registered investment adviser (“Lincoln Investment”), from 1994 until February 2011 and currently serves as a senior advisor for business development for Lincoln Investment. As chief financial officer, Mr. Mendelson was responsible for all financial reporting, controls, planning and regulatory issues. His activities also included acquisitions, consulting with independent branch offices and negotiating contracts, and, as a member of the executive committee, he participated in strategic planning. Mr. Mendelson has also been a member of the Board of Managers of Lincoln Investment Capital Holdings, LLC (the owner of Lincoln Investment) since November 2015. Mr. Mendelson previously served as a member of the board of directors of FS Investment Corporation from November 2008 through March 2015, and also served as a member of FS Investment Corporation’s audit committee and valuation committee. Mr. Mendelson previously served as a member of the board of trustees of FS Energy and Power Fund from September 2010 through March 2012, as well as a member of FS Energy and Power Fund’s audit committee and chairman of its valuation committee from May 2011 through March 2012. From 1996 to 1999, Mr. Mendelson also led the technology and operations divisions of Lincoln Investment. Prior to joining Lincoln Investment in 1994, Mr. Mendelson spent 20 years in various positions, including controller, chief financial officer, vice president, president and trustee for a group of commonly-owned, privately-held businesses, in industries including manufacturing, retail, service and real estate.

In addition, Mr. Mendelson spent two years with Arthur Andersen and Company, an international public accounting firm. Mr. Mendelson received a B.S. degree in Accounting from Lehigh University and an M.B.A. degree from the Wharton School of the University of Pennsylvania. He is a member of the American Institute of Certified Public Accountants and holds a Series 27 Securities License.

Mr. Mendelson has extensive experience concerning financial reporting, controls, planning and regulatory issues by virtue of his previous position as chief financial officer of a broker-dealer and registered investment adviser and various other positions he held during the twenty years prior thereto. In addition, the Board considered his B.S. degree in accounting and his M.B.A. to be beneficial to the Company.

John E. Stuart is the managing partner of Strategic Business Options, LLC, a strategic consulting firm that he founded in January 2011. Mr. Stuart previously served as the chief executive officer of ConvergeOne, a leading independent integrator of communications, collaboration and customer interaction solutions for businesses in the United States, from 2003 through May 2009, where he was responsible for managing all aspects of the business. From 1999 to 2000, he was chief executive officer of StorNet, a nationwide value-added systems integrator. He previously was chairman and chief executive officer of IKON Office Solutions, a provider of office products, from 1985 to 1998. Mr. Stuart also serves as a member of the board of directors and lead independent director of FS Investment Corporation IV and Altura Communications, a leading provider of communications applications, equipment and services for voice and data networking solutions, a position he has held since June 2011. Mr. Stuart served from 1996 to 2004 as a member of the board of directors and as chairman of the audit committee of Foster Wheeler, Inc., a global engineering and construction contractor and power equipment supplier. From March 2009 through August 2009, he served as chairman of the board of LifeCare Gateway, a consulting firm that provides financial advisors with a practice management program that addresses their clients’ life care needs. Mr. Stuart received both an undergraduate degree in business and a Masters in Business Administration from Pace University’s Lubin School of Business.

Mr. Stuart has significant experience as an entrepreneur and senior executive at public and private organizations. Mr. Stuart also has extensive experience in corporate finance, financial reporting and accounting and controls. This experience has provided Mr. Stuart, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Scott J. Tarte has been the chief executive officer of Sparks Marketing Group, Inc. (“Sparks”), since 2001, when he and other investors purchased a controlling interest in Sparks, which at the time was a publicly-traded company. Mr. Tarte was later involved in taking Sparks private in 2005. Sparks manages all aspects of experiential marketing for Fortune 1000 companies, and designs and manufactures store fixtures for leading retail companies. Since July 2010, Mr. Tarte has been a managing director of Gabriel Investments, an early stage venture capital fund focused on investments within the Philadelphia entrepreneurial community. Prior to 2001, Mr. Tarte was chief operating officer of Travel One, a single office New Jersey-based travel agency which he helped grow into the sixth largest corporate travel management company in the United States, with revenues of $900 million and a staff of 1,400 employees. In 1999, Mr. Tarte and his partners sold Travel One to American Express, where Mr. Tarte stayed on for two years to create a $3 billion travel management division within American Express. Mr. Tarte currently serves as a director of Sidecar, an automated online marketing platform for e-commerce companies, a position he has held since January 2011. He previously served as a director of First Priority Bank, a position he held from 2006 through December 2008. Mr. Tarte has an undergraduate degree from the University of Pennsylvania and a law degree from Fordham University.

Mr. Tarte has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	57	Chief Executive Officer
Todd Builione	43	President
William Goebel	43	Chief Financial Officer and Treasurer
Daniel Pietrzak	43	Chief Investment Officer
Stephen S. Sypherd	41	General Counsel and Secretary
James F. Volk	55	Chief Compliance Officer
Zachary Klehr	39	Executive Vice President

The address for each executive officer is c/o FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Directors

William Goebel has served as our chief financial officer since September 2016 and treasurer since April 2018 and previously served as our chief financial officer from July 211 to September 2014. Mr. Goebel also serves as chief financial officer and treasurer for certain of the Other Advised Entities and the other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

Daniel Pietrzak has served as our chief investment officer since April 2018. Mr. Pietrzak also currently serves as the chief investment officer of certain of the Other Advised Entities. Mr. Pietrzak joined KKR Credit Advisors (US), LLC (“KKR Credit”) in 2016 and is a Member of KKR. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a Managing Director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at Price Waterhouse in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Stephen S. Sypherd has served as our secretary since January 2013 and as our general counsel since April 2018. He previously served as our vice president and treasurer. Mr. Sypherd also currently serves as the general counsel, vice president, treasurer and/or secretary of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts (and on the advancement and governance committees of that board).

James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of certain of the Other Advised Entities and the other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Zachary Klehr has served as our executive vice president since our inception in January 2013. Mr. Klehr also currently serves as executive vice president of certain of the Other Advised Entities and the other funds sponsored by FS Investments. Mr. Klehr has also served in various senior officer capacities for FS Investments and its affiliated investment advisers. In this role, he focuses on fund administration, portfolio management, fund operations, technology and client relations. Prior to joining FS Investments, Mr. Klehr served as a vice president at Versa Capital Management, or Versa, a private equity firm with approximately $1 billion in assets under management, from July 2007 to February 2011. At Versa, he sourced, underwrote, negotiated, structured and managed investments in middle market distressed companies, special situations and distressed debt. Prior to Versa, Mr. Klehr spent five years at Goldman, Sachs & Co., starting as an analyst in the Investment Banking Division, then in the executive office working on firm-wide strategy covering hedge funds and other complex multi-faceted clients of the firm. Later, he joined the Financial Sponsors Group as an associate where he focused on leveraged buyouts, acquisitions and equity and debt financings for private equity clients. Mr. Klehr received his M.B.A., with honors, from the Wharton School of the University of Pennsylvania and his B.A., cum laude, also from the University of Pennsylvania. He is active in his community and served on the board of trustees of The Philadelphia School where he was a member of the executive, governance, advancement, finance and investment committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of the Company’s shares of common stock (“Shares”), are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were timely filed.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsicii by clicking on “Corporate Governance” on the bottom of the Company web page. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section at 100 F Street, N.E., Washington, D.C. 20549. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Keith, Mendelson (Chairman) and Stuart, each an Independent Director. The Board has determined that Messrs. Mendelson and Stuart are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Company’s website at www.fsinvestments.com/support/articles/corporate-governance-fsicii by clicking on “Corporate Governance” on the bottom of the Company web page.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company, or BDC, services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and the Advisor, dated April 9, 2018, or the FS/KKR investment advisory and administration services agreement. Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the FS/KKR investment advisory and administrative services agreement. Historically, the Company reimbursed FSIC II Advisor, LLC, or FSIC II Advisor, pursuant to an investment advisory and administrative services agreement between the Company and FSIC II Advisor, dated February 8, 2012, or the FSIC II Advisor investment advisory and administrative services agreement. The FSIC II Advisor investment advisory and administrative services agreement was replaced by the FS/KKR investment advisory and administrative services agreement.

Director Compensation

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Directors who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees, fees for participating in quarterly Board and Board committee meetings and certain other Board and Board committee meetings and annual fees for serving as a committee chairperson. These directors are Ms. Adams and Messrs. Burdumy, Goldstein, Heller, Hopkins, Keith, Mendelson, Stuart and Tarte. Mr. Stuart also receives an annual retainer for his service as lead Independent Director.

Amounts payable under the director fees arrangement are determined and paid quarterly in arrears as follows:

Fee	Amount
Annual Board Retainer	$100,000
Annual Lead Independent Director Retainer	$25,000
Board Meeting Fees	$2,500
Annual Committee Chair Retainers:
Audit Committee	$20,000
Valuation Committee	$20,000
Nominating and Corporate Governance Committee	$15,000
Committee Meeting Fees	$1,000

The Company also reimburses each of the above directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

The table below sets forth the compensation received by each of the Company’s directors for service during the fiscal year ended December 31, 2017:

Name of Director	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company
Michael C. Forman	—	—
David J. Adelman(1)	—	—
Barbara Adams	$119,000	$119,000
Todd Builione(2)	—	—
Stephen T. Burdumy	$115,000	$115,000
Richard I. Goldstein	$119,000	$119,000
Michael J. Heller(1)	$136,000	$136,000
Jerel A. Hopkins	$115,000	$115,000
Robert E. Keith, Jr.	$122,000	$122,000
Paul Mendelson	$144,000	$144,000
John E. Stuart	$148,000	$148,000
Scott J. Tarte	$136,500	$136,500

(1)	Messrs. Adelman and Heller each resigned, effective as of April 9, 2018.
(2)	Mr. Builione joined the Board in 2018 and does not receive fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 10, 2018, the beneficial ownership of each current director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 10, 2018.

	Shares Beneficially Owned as of April 10, 2018
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Directors:
Michael C. Forman(3)	178,249	*
Todd Builione	—	—

Independent Directors:
Barbara Adams(4)	3,266	*
Stephen T. Burdumy	—	—
Richard I. Goldstein	10,459	*
Jerel A. Hopkins	—	—
Robert E. Keith, Jr.	23,333	*
Paul Mendelson	16,042	*
John E. Stuart	50,000	*
Scott J. Tarte	48,127	*

Executive Officers:
William Goebel.	3,565	*
Zachary Klehr	8,723	*
Daniel Pietrzak	—	—
Stephen S. Sypherd	5,349	*
James F. Volk	—	—

All Directors and Executive Officers as a group (14 persons)	347,302	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 323,388,880 Shares issued and outstanding on April 10, 2018.
(3)	All Shares held through The 2011 Forman Investment Trust, a trust created by Mr. Forman for the benefit of his minor children.
(4)	All Shares held in an Individual Retirement Account.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions (dollar amounts in thousands, excluding per share amounts, unless otherwise noted)

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). Prior to the occurrence of a liquidity event (which could include (1) a listing of the Company’s Shares on a national securities exchange, (2) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation or (3) a merger or another transaction approved by the Board in which the Company’s stockholders likely will receive cash or shares of a publicly-traded company), all future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

Compensation of the Investment Adviser

Historically, we received investment advisory and administrative services from FSIC II Advisor pursuant to the FSIC II Advisor investment advisory and administrative services agreement. The FSIC II Advisor investment advisory and administrative services agreement was replaced by the FS/KKR investment advisory and administrative services agreement. FSIC II Advisor previously engaged GSO / Blackstone Debt Funds Management LLC (“GDFM”) to act as the Company’s investment sub-adviser pursuant to the investment sub-advisory agreement between FSIC II Advisor and GDFM, dated February 8, 2012, or the GDFM sub-advisory agreement. GDFM resigned as the Company’s investment sub-adviser and terminated the investment sub-advisory agreement effective April 9, 2018.

Pursuant to the FS/KKR investment advisory and administrative services agreement, the Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (equal to the total assets set forth on the Company’s consolidated financial statements) and an incentive fee based on the Company’s performance. The base management fee is calculated at an annual rate of 1.5% of the average weekly value of the Company’s gross assets. The base management fee is payable quarterly in arrears and is calculated based on the average weekly value of the Company’s gross assets during the most recently completed calendar quarter.

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. For purposes of the subordinated incentive fee on income, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s Shares (including proceeds from the Company’s distribution reinvestment plan) reduced for amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company accrues for the incentive fee on capital gains, which, if earned, is paid annually. The Company accrues the incentive fees on capital gains based on net realized and unrealized gains; however, under the terms of the FS/KKR investment advisory and administrative services agreement, the fee payable to the Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.

Pursuant to the FS/KKR investment advisory and administrative services agreement, the Advisor oversees our day-to-day operations, including, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. Pursuant to the FS/KKR investment advisory and administrative services agreement, the Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics consistent with past practice (but solely to the extent such past practice is not inconsistent with the policies of the Advisor). The Company does not reimburse the Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Advisor.

Historically, pursuant to the FSIC II Advisor investment advisory and administrative services agreement, FSIC II Advisor was entitled to an annual base management fee of 2.0% of the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. Pursuant to the GDFM sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC II Advisor under the FSIC II Advisor investment advisory and administrative services agreement with respect to each year. Effective March 5, 2015, FSIC II Advisor contractually agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average weekly value of the Company’s gross assets.

The Company also reimbursed FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments, the Company’s sponsor and an affiliate of FSIC II Advisor, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement for FSIC II Advisor was set at the lesser of (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimated it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor allocated the cost of such services to the Company based on factors such as assets, revenues, time allocations and/or other reasonable metrics.

The following table describes the fees and expenses the Company accrued under the FSIC II Advisor investment advisory and administrative services agreement during the years ended December 31, 2017 and 2016:

			Year Ended December 31,
Related Party	Source Agreement	Description	2017	2016
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$89,974	$85,475
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$61,481	$62,329
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$3,329	$3,736

(1)	FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of its base management fee to which it is entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the years December 31, 2017 and 2016 are net of waivers of $12,853 and $12,211, respectively. During the years ended December 31, 2017 and 2016, $88,989 and $85,394, respectively, in base management fees were paid to FSIC II Advisor. As of December 31, 2017, $22,595 in base management fees were payable to FSIC II Advisor.
(2)	During the years ended December 31, 2017 and 2016, $58,845 and $62,090, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of December 31, 2017, a subordinated incentive fee on income of $19,129 was payable to FSIC II advisor.
(3)	During the years ended December 31, 2017 and 2016, $3,184 and $3,573, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $3,553 and $4,336, in administrative services expenses to FSIC II Advisor during the years ended December 31, 2017 and 2016, respectively.

Expense Reimbursement

Historically, pursuant to the expense support and conditional reimbursement agreement, dated as of May 10, 2012, and amended and restated as of May 16, 2013, by and between FS Investments and the Company, or the expense reimbursement agreement, FS Investments agreed to reimburse the Company for expenses in an amount that was sufficient to ensure that no portion of the Company’s distributions to stockholders were paid from the sale of Shares or borrowings. However, because certain investments the Company may have made, including preferred and common equity investments, may have generated dividends and other distributions to the Company that were treated for tax purposes as a return of capital, a portion of the Company’s distributions to stockholders may also have been deemed to constitute a return of capital to the extent that the Company used such dividends or other distribution proceeds to fund its distributions to stockholders. Under those circumstances, FS Investments would not reimburse the Company for the portion of such distributions to stockholders that represented a return of capital, as the purpose of the expense reimbursement arrangement was not to prevent tax-advantaged distributions to stockholders.

Under the expense reimbursement agreement, FS Investments reimbursed the Company for expenses in an amount equal to the difference between the Company’s cumulative distributions paid to its stockholders in each quarter, less the sum of the Company’s net investment company taxable income, net capital gains and dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent such amounts were not included in net investment company taxable income or net capital gains) in each quarter.

Pursuant to the expense reimbursement agreement, the Company had a conditional obligation to reimburse FS Investments for any amounts funded by FS Investments under such agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which FS Investments funded such amount, the sum of the Company’s net investment company taxable income, net capital gains and the amount of any dividends and other distributions paid to the Company on account of preferred and common equity investments in portfolio companies (to the extent not included in net investment company taxable income or net capital gains) exceeded the regular cash distributions paid by the Company to its stockholders; provided, however, that (i) the Company would only reimburse FS Investments for expense support payments made by FS Investments with respect to any calendar quarter beginning on or after July 1, 2013 to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) did not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company’s average net assets attributable to Shares represented by “other operating expenses” during the fiscal year in which such expense support payment from FS Investments was made (provided, however, that this clause (B) did not apply to any reimbursement payment which related to an expense support payment from FS Investments made during the same fiscal year) and (ii) the Company would not reimburse FS Investments for expense support payments made by FS Investments if the aggregate amount of distributions per Share declared by the Company in such calendar quarter was less than the aggregate amount of distributions per share declared by the Company in the calendar quarter in which FS Investments made the expense support payment to which such reimbursement relates. “Other operating expenses” meant the Company’s total “operating expenses” (as defined below), excluding base management fees, incentive fees, organization and offering expenses, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” meant all operating costs and expenses incurred, as determined in accordance with U.S. generally accepted accounting principles for investment companies.

As of December 31, 2016, no amounts remained subject to repayment by the Company to FS Investments in the future.

The expense reimbursement agreement automatically terminated upon the termination of the FSIC III Advisor investment advisory and administrative services agreement. As of the termination date, there were no reimbursements payable to the Company from FS Investments and the Company did not have any expense recoupments due to FS Investments.

FS Investments is controlled by the Company’s chairman and chief executive officer, Michael C. Forman, and its vice-chairman, David J. Adelman.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor, or the Company’s co-investment affiliates. The Company believes this relief will enhance its ability to further its investment objectives and strategy. The Company believes this relief may also increase favorable investment opportunities for it, in part, by allowing it to participate in larger investments, together with the Company’s co-investment affiliates, than would be available to the Company if such relief had not been obtained. The Company had previously relied on an order dated June 4, 2013, pursuant to which the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to the Other Advised Entities, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Company relies on the Advisor to manage its day-to-day activities and to implement its investment strategy. The Advisor, FS Investments, KKR Credit and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, KKR Credit, their employees and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of the Other Advised Entities.

The Advisor and its affiliates are simultaneously providing investment advisory services to other affiliated entities, including the Other Advised Entities. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor or any of its respective affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by the Advisor or its respective affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, the Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of FS Investments and KKR Credit currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.

Director Independence

A majority of the members of the Board are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor, and are “independent” as defined by Rule 303A.00 in the NYSE Listed Company Manual. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board is currently comprised of ten directors, eight of whom are Independent Directors. The Board has determined that the following directors are Independent Directors: Ms. Adams and Messrs. Burdumy, Goldstein, Hopkins, Keith, Mendelson, Stuart and Tarte. Based upon information requested from each director concerning his background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with the Company, other than in his capacity as a member of the Board or any Board committee or as a stockholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by RSM US LLP for professional services performed for the Company’s fiscal years ended December 31, 2017 and 2016:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2017	$400,000	$—	—	$35,000
2016	$392,500	$—	—	$64,400

(1)	“Audit-Related Fees” are those fees billed to the Company by RSM US LLP for services provided by RSM US LLP or fees billed for expenses relating to the review by RSM US LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act of 1933, as amended.
(2)	“All Other Fees” are those fees, if any, billed to the Company by RSM US LLP in connection with permitted non-audit services.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by RSM US LLP to management. All of the audit and permitted non-audit services described above for which RSM US LLP billed the Company for the fiscal years ended December 31, 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 27, 2018	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director

Date: April 27, 2018	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Accounting and Financial Officer)

Date: April 27, 2018	/s/ BARBARA ADAMS Barbara Adams Director

Date: April 27, 2018	/s/ TODD BUILIONE Todd Builione President and Director

Date: April 27, 2018	/s/ STEPHEN T. BURDUMY Stephen T. Burdumy Director

Date: April 27, 2018	/s/ RICHARD I. GOLDSTEIN Richard I. Goldstein Director

Date: April 27, 2018	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director

Date: April 27, 2018	/s/ ROBERT E. KEITH, JR. Robert E. Keith, Jr. Director

Date: April 27, 2018	/s/ PAUL MENDELSON Paul Mendelson Director

Date: April 27, 2018	/s/ JOHN E. STUART John E. Stuart Director

Date: April 27, 2018	/s/ SCOTT J. TARTE Scott J. Tarte Director