Form 10-Q
period 2018-03-31
FS Investment Corp II
filed 2018-05-15
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
The issuer had 324,375,262 shares of common stock outstanding as of May 1, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,301,557 and $4,397,304, respectively)	$4,194,439	$4,374,076
Non-controlled/affiliated investments (amortized cost—$188,409 and $206,404, respectively)	200,801	223,518
Total investments, at fair value (amortized cost—$4,489,966 and $4,603,708, respectively)	4,395,240	4,597,594
Cash	527,736	449,215
Foreign currency, at fair value (cost—$8,599 and $10,938, respectively)	8,787	11,194
Receivable for investments sold and repaid	923	682
Interest receivable	45,562	45,247
Deferred financing costs	4,554	5,284
Prepaid expenses and other assets	826	865
Total assets	$4,983,628	$5,110,081
Liabilities
Payable for investments purchased	$526	$3,688
Credit facilities payable (net of deferred financing costs of $4,497 and $5,125, respectively)(1)	2,178,441	2,179,354
Stockholder distributions payable	10,827	10,561
Management fees payable	22,080	22,595
Subordinated income incentive fees payable(2)	5,575	19,129
Administrative services expense payable	803	568
Interest payable	17,819	16,842
Directors’ fees payable	499	277
Other accrued expenses and liabilities	1,656	4,046
Total liabilities	2,238,226	2,257,060
Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,656,130 and 326,748,337 shares issued and outstanding, respectively	327	327
Capital in excess of par value	3,003,914	3,004,948
Accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency(4)	(237,848)	(218,227)
Accumulated undistributed net investment income(4)	73,919	72,681
Net unrealized appreciation (depreciation)	(94,910)	(6,708)
Total stockholders’ equity	2,745,402	2,853,021
Total liabilities and stockholders’ equity	$4,983,628	$5,110,081
Net asset value per share of common stock at period end	$8.40	$8.73

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$95,157	$99,311
Paid-in-kind interest income	2,221	4,444
Fee income	3,951	21,479
Dividend income	7,494	—
From non-controlled/affiliated investments:
Interest income	4,999	5,159
Paid-in-kind interest income	2,757	1,550
Fee income	1,123	—
Total investment income	117,702	131,943
Operating expenses
Management fees(1)	25,234	25,468
Subordinated income incentive fees(2)	5,575	17,499
Administrative services expenses	782	867
Stock transfer agent fees	495	495
Accounting and administrative fees	421	431
Interest expense	24,183	19,611
Directors’ fees	504	276
Other general and administrative expenses	1,271	482
Operating expenses	58,465	65,129
Management fee waiver(1)	(3,154)	(3,183)
Net expenses	55,311	61,946
Net investment income	62,391	69,997
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(19,294)	(19,501)
Net realized gain (loss) on foreign currency	(327)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(83,890)	73,712
Non-controlled/affiliated investments	(4,722)	(15,559)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	(34)
Net change in unrealized gain (loss) on foreign currency	410	—
Total net realized and unrealized gain (loss)	(107,823)	38,618
Net increase (decrease) in net assets resulting from operations	$(45,432)	$108,615
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.14)	$0.33
Weighted average shares outstanding	324,916,879	325,822,908

(1)
See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 8 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operations
Net investment income	$62,391	$69,997
Net realized gain (loss) on investments and foreign currency	(19,621)	(19,501)
Net change in unrealized appreciation (depreciation) on investments	(88,612)	58,153
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(34)
Net change in unrealized gain (loss) on foreign currency	410	—
Net increase (decrease) in net assets resulting from operations	(45,432)	108,615
Stockholder distributions(2)
Distributions from net investment income	(61,153)	(61,436)
Net decrease in net assets resulting from stockholder distributions	(61,153)	(61,436)
Capital share transactions(3)
Reinvestment of stockholder distributions	28,959	31,286
Repurchases of common stock	(29,993)	(20,986)
Net increase in net assets resulting from capital share transactions	(1,034)	10,300
Total increase (decrease) in net assets	(107,619)	57,479
Net assets at beginning of period	2,853,021	2,909,860
Net assets at end of period	$2,745,402	$2,967,339
Accumulated undistributed net investment income(2)	$73,919	$62,636

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(45,432)	$108,615
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(199,941)	(498,247)
Paid-in-kind interest	(4,978)	(5,994)
Proceeds from sales and repayments of investments	301,070	416,532
Net realized (gain) loss on investments	19,294	19,501
Net change in unrealized (appreciation) depreciation on investments	88,612	(58,153)
Net change in unrealized (appreciation) depreciation on secured borrowing	—	34
Accretion of discount	(1,703)	(6,977)
Amortization of deferred financing costs and discount	1,358	1,297
Unrealized (gain) loss on borrowings in foreign currency	219	—
(Increase) decrease in receivable for investments sold and repaid	(241)	(237,803)
(Increase) decrease in interest receivable	(315)	(20,080)
(Increase) decrease in prepaid expenses and other assets	39	(215)
Increase (decrease) in payable for investments purchased	(3,162)	28,921
Increase (decrease) in management fees payable	(515)	675
Increase (decrease) in subordinated income incentive fees payable	(13,554)	1,006
Increase (decrease) in administrative services expense payable	235	64
Increase (decrease) in interest payable	977	532
Increase (decrease) in directors’ fees payable	222	(4)
Increase (decrease) in other accrued expenses and liabilities	(2,390)	1,591
Net cash provided by (used in) operating activities	139,795	(248,705)
Cash flows from financing activities
Reinvestment of stockholder distributions	28,959	31,286
Repurchases of common stock	(29,993)	(20,986)
Stockholder distributions	(60,887)	(61,186)
Borrowings under credit facilities(1)	2,970	160,500
Repayments of credit facilities(1)	(4,730)	—
Deferred financing costs paid	—	(1,896)
Net cash provided by financing activities	(63,681)	107,718
Total increase (decrease) in cash	76,114	(140,987)
Cash and foreign currency at beginning of period	460,409	347,076
Cash and foreign currency at end of period	$536,523	$206,089
Supplemental disclosure
Local and excise taxes paid	$2,574	$1,992

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2018 and 2017, the Company paid $21,848 and $17,667, respectively, in interest expense on the credit facilities, and $0 and $119, respectively, in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.7%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$17,762	$17,785	$17,762
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	1,238	1,238	1,238
Abaco Energy Technologies LLC	(j)	Energy	L+950	1.0%	11/20/20	25,651	24,961	25,352
Actian Corp.	(f)(j)(g)	Software & Services	L+786	1.0%	6/30/22	45,714	45,714	46,829
Advanced Lighting Technologies, Inc.	(j)(x)	Materials	L+750	1.0%	10/4/22	9,195	7,836	9,195
AG Group Merger Sub, Inc.	(f)(h)(k)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,261	62,261	63,117
All Systems Holding LLC	(h)(k)(j)	Commercial & Professional Services	L+767	1.0%	10/31/23	103,557	103,557	105,110
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	866
Ascension Insurance, Inc.	(f)(h)(j)(g)	Insurance	L+825	1.3%	3/5/19	78,165	77,906	78,654
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	27,974
Aspect Software, Inc.		Software & Services	L+1050	1.0%	5/25/18	1,804	1,805	1,678
Aspect Software, Inc.	(p)	Software & Services	L+1050	1.0%	5/25/18	46	46	43
Aspect Software, Inc.	(j)	Software & Services	L+1050	1.0%	5/25/20	3,597	3,597	3,345
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	—
Atlas Aerospace LLC	(f)(k)(j)	Capital Goods	L+800	1.0%	12/29/22	86,857	86,857	87,726
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,897	1,882	1,764
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	25,394	24,846	23,617
Avaya Inc.	(i)(g)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	16,958	16,795	17,100
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	75,902	75,902	75,962
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+789	1.0%	7/6/23	52,500	52,500	52,952
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,600
Cimarron Energy Inc.		Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,854	25,646	12,055
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+826	1.0%	11/25/21	51,032	51,032	51,589
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	6,261	6,261	6,120
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	53,983	53,982	52,768
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	22,623	22,623	22,114
Dade Paper & Bag, LLC	(f)(h)(j)	Capital Goods	L+700	1.0%	6/10/24	17,443	17,443	17,465
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	136,767	136,767	140,357
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,521	11,250	10,772
Diamond Resorts International, Inc.	(g)	Consumer Services	L+450	1.0%	9/2/23	6,835	6,702	6,964
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,836	6,802	6,466
Empire Today, LLC	(f)(g)(h)(j) (k)	Retailing	L+800	1.0%	11/17/22	88,875	88,875	89,764
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,807	2,807	2,807
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,821	1,733	273
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	12,987	12,987	12,458
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,936	4,565	2,840
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	$55,000	$55,000	$54,450
Greystone Equity Member Corp.	(o)	Diversified Financials	L+1050		3/31/21	11,025	11,034	11,038
Greystone Equity Member Corp.	(o)	Diversified Financials	L+1100		3/31/21	28,975	28,975	29,663
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,852	4,739	4,498
H.M. Dunn Co., Inc.	(j)(m)(n)	Capital Goods	L+150, 7.8% PIK (7.8% Max PIK)	1.0%	3/26/21	65,822	64,286	29,949
Hudson Technologies Co.	(j)(k)(o)	Commercial & Professional Services	L+725	1.0%	10/10/23	51,230	51,231	51,550
Hudson Technologies Co.	(o)(p)	Commercial & Professional Services	L+725	1.0%	10/10/23	12,228	12,228	12,305
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,618	47,618	45,680
Icynene U.S. Acquisition Corp.	(f)(g)(j)(o)	Materials	L+700	1.0%	11/30/24	35,910	35,910	36,246
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,418	130,418	132,374
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,131	12,131	12,222
JMC Acquisition Merger Corp.	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,946	122,556
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,269	35,445
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,632	71,998	74,183
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,556
Kodiak BP, LLC	(g)(h)(j)(k)	Capital Goods	L+725	1.0%	12/1/24	84,121	84,122	83,701
Kodiak BP, LLC	(p)	Capital Goods	L+725	1.0%	12/1/24	24,242	24,242	24,121
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	28,092	28,092	28,478
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,469	15,155	14,822
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	4,850	4,850	4,850
Logan’s Roadhouse, Inc.	(p)(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	752	760	752
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,227	1,227	1,227
Logan’s Roadhouse, Inc.	(p)(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	818	818	818
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	61,723	61,723	50,459
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	3,443	3,332	3,505
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,604	11,619	10,902
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,227	5,206	5,170
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	2,516	2,515	2,515
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21	8,665	8,665	8,665
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+383	4.5%	5/5/23	84,472	84,472	83,412
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,066
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+809	1.0%	9/2/22	80,730	80,731	82,244
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	6,708	6,708	6,834
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+800	1.3%	9/10/19	12,283	12,283	12,517
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22	67,500	67,500	70,031
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+850	1.0%	12/19/22	63,068	63,068	64,487
Polymer Additives, Inc.	(h)(k)	Materials	L+795	1.0%	12/19/22	29,005	29,005	29,512
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	44,779	44,779	45,562
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19	137,162	137,162	143,677
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21	$58,719	$56,802	$58,131
Quest Software US Holdings Inc.	(f)(h)(i)	Software & Services	L+550	1.0%	10/31/22	18,333	18,248	18,700
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23	7,500	7,500	7,589
Rogue Wave Software, Inc.	(j)	Software & Services	L+847	1.0%	9/25/21	24,413	24,413	24,657
Safariland, LLC	(h)(j)	Capital Goods	L+768	1.1%	11/18/23	70,234	70,234	65,581
Safariland, LLC	(h)(j)(p)	Capital Goods	L+725	1.1%	11/18/23	13,867	13,867	12,948
Sequel Youth and Family Services, LLC	(f)(k)(j)	Health Care Equipment & Services	L+775	1.0%	9/1/22	82,322	82,322	83,145
Sequel Youth and Family Services, LLC	(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22	4,118	4,118	4,159
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22	155,306	155,306	155,500
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20	97,995	97,995	98,614
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(k)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24	104,545	104,545	106,506
Staples Canada, ULC	(o)(v)	Retailing	L+700	1.0%	9/12/23	3,238	C$ 2,667	2,500
Strike, LLC		Energy	L+800	1.0%	5/30/19	458	$453	461
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22	4,463	4,356	4,530
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+700	1.0%	9/30/21	10,749	10,660	10,123
SunGard Availability Services Capital, Inc.	(i)	Software & Services	L+1000	1.0%	10/1/22	1,000	950	989
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	19,491	19,491	19,637
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,490	4,491	4,371
Trace3, LLC	(f)(g)(j)	Software & Services	L+775	1.0%	6/6/23	66,751	66,751	67,001
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	66,496	66,496	66,912
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+778	1.0%	1/5/22	46,295	46,295	47,337
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	22,000	20,085	21,633
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	14,549	14,549	14,549
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23	14,719	14,458	14,737
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	987	981	969
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	33,826	33,826	34,334
Total Senior Secured Loans—First Lien							3,575,433	3,537,785
Unfunded Loan Commitments							(251,771)	(251,771)
Net Senior Secured Loans—First Lien							3,323,662	3,286,014
Senior Secured Loans—Second Lien—11.0%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,505	7,026
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,092	25,092	24,214
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20	3,272	3,148	3,141
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,581	29,581	28,989
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,956	2,200
Chisholm Oil and Gas Operating, LLC	(j)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,994
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	$7,778	$7,787	$696
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,606	1,520	241
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,453	15,113
Inmar, Inc.	(k)	Software & Services	L+800	1.0%	5/1/25	2,615	2,581	2,630
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,734	3,501
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850	0.8%	11/17/20	33,798	33,791	33,967
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	15,103	14,833	7,453
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	9,259	9,093	9,398
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,643	13,618
Peak 10 Holding Corp.	(k)	Software & Services	L+725	1.0%	8/1/25	2,786	2,760	2,807
Production Resource Group, LLC	(f)(g)(h)	Media	L+850	1.0%	7/23/19	95,599	95,599	94,762
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,074	13,000
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,227	4,500
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	80,860	67,595	12,881
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,914	6,910
Total Senior Secured Loans—Second Lien							389,886	303,041
Senior Secured Bonds—4.5%
Advanced Lighting Technologies, Inc.	(x)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	10,787	10,787	10,787
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,303
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	44,768	47,123
Global A&T Electronics Ltd.	(e)(k)(o)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	17,721	17,885	17,965
Mood Media Corp.	(e)(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	24,043	24,043	24,043
Ridgeback Resources Inc.	(e)(o)(v)	Energy	12.0%		12/29/20	331	326	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,915	7,097
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	1,636	1,636	1,634
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	15,000	15,000	14,940
Total Senior Secured Bonds							122,693	125,223
Subordinated Debt—12.5%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	40,000	40,000	43,350
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,189	5,726	5,632
Avantor, Inc.	(k)	Materials	9.0%		10/1/25	20,000	20,000	19,613
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,952	4,084
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,044
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	1,389	1,389	1,389
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,580	16,773
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	40,657	40,335	42,105
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Coveris Holdings S.A.	(i)(k)(o)	Materials	7.9%		11/1/19	$42,534	$42,306	$42,694
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,031	8,682
EV Energy Partners, L.P.	(e)(m)(n)	Energy	8.0%		4/15/19	259	246	126
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	881	881	889
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,600	5,600	5,649
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,157	1,157	1,167
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,089	1,089	1,099
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	8,042	8,042	8,112
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,315	1,315	1,327
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	689	689	695
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,084	2,084	2,102
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,248
Greystone Mezzanine Equity Member Corp.	(o)	Diversified Financials	L+650	4.5%	9/15/25	3,406	3,406	3,402
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	16,594	16,594	16,573
P.F. Chang’s China Bistro, Inc.	(i)(k)(j)	Consumer Services	10.3%		6/30/20	44,078	43,350	34,877
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	240	240	274
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,131	5,498
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,688	3,685
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,598
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	35,343	35,778
Total Subordinated Debt							364,328	358,465
Unfunded Loan Commitments							(16,594)	(16,594)
Net Subordinated Debt							347,734	341,871
Collateralized Securities—0.9%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	19.1%		7/15/25	23,263	11,585	13,159
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,010	1,062
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	16.1%		1/25/27	12,140	8,533	9,748
							21,128	23,969

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—11.5%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials				10,000	$250	$375
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	764
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	3,820
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel				88,571	89	47
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel				8,768,572	8,767	4,678
Advanced Lighting Technologies, Inc., Common Equity	(n)	Materials				265,747	7,471	3,030
Advanced Lighting Technologies, Warrants	(n)	Materials			10/4/27	4,189	39	7
Altus Power America Holdings, LLC, Common Equity	(n)	Energy				462,008	462	—
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	9.0%, 5.0% PIK		10/3/23	955,284	955	951
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				128,734,129	38,700	32,184
ASG Everglades Holdings, Inc., Common Equity	(n)(x)	Software & Services				625,178	13,475	32,791
ASG Everglades Holdings, Inc. Warrants	(n)(x)	Software & Services			6/27/22	253,704	7,231	7,789
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services				403,955	19,021	—
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment				72,635	116	94
Aurora Diagnostics Holdings, LLC, Warrants	(j)(n)	Health Care Equipment & Services			5/25/27	94,193	686	648
BPA Laboratories, Inc., Series A Warrants	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences			4/29/24	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences			4/29/24	17,515	—	—
Burleigh Point, Ltd., Warrants	(n)(o)	Retailing			7/16/20	3,451,216	1,898	25
Byrider Holding Corp., Common Equity	(n)	Automobiles & Components				1,389	—	—
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy				71	71	71
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy				3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(n)	Energy				626,806	627	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods				417,400	417	292
Eastman Kodak Co., Common Equity	(n)(w)	Consumer Durables & Apparel				1,846	36	10
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services				33,216	332	631
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy				13,000	13,000	3,673
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy				2,437	1,610	695
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy				29,730	7,432	8,399
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy				43,875	10,969	12,395
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services				62,289	6,229	5,606
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing				411	1,227	1,214
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods				666,667	667	1,433
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials				2,678,947	2,678	3,349
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods				1,449	1,449	1,449
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods				27	—	330
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials				256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	12.5% PIK		11/17/25	3,025	19,831	18,710
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods				2,287,659	$2,288	$—
Mood Media Corp., Common Equity	(n)(o)(x)	Media				17,400,835	12,644	22,926
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services				2,916,667	2,917	4,813
PDI Parent LLC, Common Equity	(n)	Capital Goods				2,076,923	2,077	2,077
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods				3,000,000	3,000	7,500
PSAV Holdings LLC, Common Equity	(n)	Technology Hardware & Equipment				10,000	6,337	22,500
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(v)	Energy				817,308	5,022	4,656
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services				4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				124	1,201	2,026
Sequential Brands Group, Inc., Common Equity	(e)(n)(w)	Consumer Durables & Apparel				408,685	5,517	852
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services				43,796	—	36,587
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services				261,364	5,227	5,306
Sunnova Energy Corp., Common Equity	(n)	Energy				384,746	1,444	19
Sunnova Energy Corp., Preferred Equity	(n)	Energy				70,229	374	416
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy				1,250,000	2,010	562
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy				717,718	6,101	897
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy				475,758	4,751	3,568
The Stars Group Inc., Warrants	(n)(o)	Consumer Services			5/15/24	2,000,000	16,832	32,500
Titan Energy, LLC, Common Equity	(e)(n)(w)	Energy				200,040	6,322	220
Warren Resources, Inc., Common Equity	(n)(x)	Energy				2,371,337	11,145	9,485
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy				1,613,753	1,372	928
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services				620,025	4,929	6,136
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services				563,932	4,929	5,393
Zeta Interactive Holdings Corp., Warrants	(n)	Software & Services			4/20/27	84,590	—	295
Total Equity/Other							284,863	315,122
TOTAL INVESTMENTS—160.1%							$4,489,966	4,395,240
LIABILITIES IN EXCESS OF OTHER ASSETS—(60.1%)								(1,649,838)
NET ASSETS—100.0%								$2,745,402

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or L, was 2.31%, and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of underlying investment.

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
As of March 31, 2018
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

(l)
Position or portion thereof unsettled as of March 31, 2018.

(m)
Security was on non-accrual status as of March 31, 2018.

(n)
Security is non-income producing.

(o)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2018, 89.5% of the Company’s total assets represented qualifying assets.

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

(u)
Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of  £1.00 to $1.40 as of March 31, 2018.

(v)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018.

(w)
Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 7).

(x)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2018:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of March 31, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2018	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9,218	$—	$—	$(23)	$70	$—	$(70)	$9,195	$276	$—	$—
Logan’s Roadhouse, Inc.(1)	4,669	—	173	—	—	—	—	4,842	—	173	—
Logan’s Roadhouse, Inc.(2)	—	—	1,227	—	—	—	—	1,227	415	409	—
Warren Resources, Inc.	43,613	—	67	(28,068)	—	—	(1,063)	14,549	673	67	1,123
Senior Secured Loans—Second Lien
JW Aluminum Co.	34,382	—	—	(76)	1	—	(340)	33,967	906	—	—
Logan’s Roadhouse, Inc.	6,771	—	187	—	6	—	489	7,453	223	187	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	10,278	—	509	—	—	—	—	10,787	797	509	—
Mood Media Corp.	23,219	—	939	—	—	—	(115)	24,043	1,011	939	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	5,900	—	—	—	—	—	(2,870)	3,030	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	26	—	—	—	—	—	(19)	7	—	—	—
ASG Everglades Holdings, Inc., Common Equity	30,727	—	—	—	—	—	2,064	32,791	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,951	—	—	—	—	—	838	7,789	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	15,074	—	6,993	—	—	—	(3,357)	18,710	698	473	—
Mood Media Corp.	28,659	—	—	—	—	—	(5,733)	22,926	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	4,031	—	—	—	—	—	5,454	9,485	—	—	—
Total	$223,518	$—	$10,095	$(28,167)	$77	$—	$(4,722)	$200,801	$4,999	$2,757	$1,123

(1)
Security includes a partially unfunded commitment with an amortized cost of  $760 and a fair value of  $752.

(2)
Security includes a partially unfunded commitment with an amortized cost of  $818 and a fair value of  $818.

(3)
Interest, PIK and fee income presented for the three months ended March 31, 2018.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.9%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$14,912	$14,935	$14,912
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	4,088	4,088	4,088
Abaco Energy Technologies LLC	(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	25,842	25,079	25,390
Actian Corp.	(f)(j)(g)	Software & Services	L+806	1.0%	6/30/22	45,714	45,714	46,286
Advanced Lighting Technologies, Inc.	(j)(x)	Materials	L+750	1.0%	10/4/22	9,218	7,789	9,218
AG Group Merger Sub, Inc.	(f)(h)(k)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,418	62,418	63,510
All Systems Holding LLC	(h)(k)(j)	Commercial & Professional Services	L+767	1.0%	10/31/23	103,557	103,557	105,110
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	866
Ascension Insurance, Inc.	(f)(h)(j)(g)	Insurance	L+825	1.3%	3/5/19	78,342	78,020	79,419
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	28,182
Aspect Software, Inc.		Software & Services	L+1050	1.0%	5/25/18	1,804	1,804	1,804
Aspect Software, Inc.	(p)	Software & Services	L+1050	1.0%	5/25/18	46	46	46
Aspect Software, Inc.	(j)	Software & Services	L+1050	1.0%	5/25/20	3,620	3,620	3,349
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	—
Atlas Aerospace LLC	(f)(k)(j)	Capital Goods	L+802	1.0%	12/29/22	86,857	86,857	86,857
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,911	1,894	1,899
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	25,569	24,974	25,410
Avaya Inc.	(i)(g)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	17,000	16,830	16,761
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	76,382	76,382	77,963
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	52,500	52,500	52,484
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,211	15,596	16,238
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,750
Cimarron Energy Inc.	(k)	Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,470	25,470	10,379
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+828	1.0%	11/25/21	51,032	51,032	51,053
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	4,185	4,180	4,207
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	3,548	3,548	3,517
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	2,713	2,713	2,689
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	49,935	49,935	49,498
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	26,797	26,797	26,562
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	137,112	137,112	141,911
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	11,550	11,263	9,992
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	6,853	6,713	6,919
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,836	6,797	5,931
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,100	89,100	89,991
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,725	2,725	2,725
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,777	1,733	400
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,020	13,020	13,009
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,042	4,032	2,386
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	$4,949	$4,561	$2,929
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	55,000	55,000	54,313
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	13,582	13,596	13,599
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1100		3/31/21	21,048	21,048	21,258
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+1100		3/31/21	5,370	5,370	5,424
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,392
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+946	1.0%	3/26/21	64,286	64,286	61,393
Hudson Technologies Co.	(j)(k)(o)	Commercial & Professional Services	L+725	1.0%	10/10/23	51,359	51,359	52,065
Hudson Technologies Co.	(o)(p)	Commercial & Professional Services	L+725	1.0%	10/10/23	12,228	12,228	12,396
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,740	47,740	47,699
Icynene U.S. Acquisition Corp.	(f)(g)(j)	Materials	L+700	1.0%	11/30/24	36,000	36,000	36,007
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,488	130,488	132,445
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,324	12,324	12,478
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+854	1.0%	11/6/21	20,495	20,495	20,828
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,715	72,056	73,842
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,478
Kodiak BP, LLC	(g)(h)(j)(k)	Capital Goods	L+725	1.0%	12/1/24	84,121	84,121	84,332
Kodiak BP, LLC	(p)	Capital Goods	L+725	1.0%	12/1/24	24,242	24,242	24,303
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	28,092	28,092	28,408
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,575	15,186	14,891
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1100	1.0%	5/5/19	4,677	4,677	4,677
Logan’s Roadhouse, Inc.	(p)(x)	Consumer Services	L+1100	1.0%	5/5/19	752	760	752
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	64,367	64,367	58,976
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23	3,581	3,460	3,652
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20	11,634	11,651	10,751
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20	5,383	5,360	5,303
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21	3,075	3,075	3,075
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21	8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+436	4.5%	5/5/23	84,472	84,472	84,045
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23	49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+810	1.0%	9/2/22	77,522	77,522	78,976
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22	9,917	9,917	10,103
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+800	1.3%	9/10/19	64,921	64,921	65,245
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22	67,500	67,500	69,187
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22	63,068	63,068	65,276
Polymer Additives, Inc.	(h)(k)	Materials	L+834	1.0%	12/19/22	29,005	29,005	29,585
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23	44,893	44,893	45,566
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19	137,162	137,162	145,049
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21		$58,874	$56,828	$58,285
Quest Software US Holdings Inc.	(f)(h)(i)	Software & Services	L+550	1.0%	10/31/22		18,333	18,244	18,659
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23		7,550	7,550	7,614
Rogue Wave Software, Inc.	(j)	Software & Services	L+858	1.0%	9/25/21		24,413	24,413	24,413
Safariland, LLC	(h)(j)	Capital Goods	L+768	1.1%	11/18/23		70,234	70,234	71,200
Safariland, LLC	(p)(h)(j)	Capital Goods	L+725	1.1%	11/18/23		13,867	13,867	14,057
Sequel Youth and Family Services, LLC	(f)(k)(j)	Health Care Equipment & Services	L+778	1.0%	9/1/22		82,353	82,353	83,111
Sequel Youth and Family Services, LLC	(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4,118	4,118	4,156
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22		156,102	156,102	154,541
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20		98,440	98,219	99,240
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	106,636
Staples Canada, ULC	(o)(v)	Retailing	L+700	1.0%	9/12/23	C$	3,229	2,667	2,602
Strike, LLC		Energy	L+800	1.0%	5/30/19		$2,800	2,766	2,814
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22		4,523	4,408	4,591
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+700	1.0%	9/30/21		10,749	10,653	9,970
SunGard Availability Services Capital, Inc.	(i)(l)	Software & Services	L+1000	1.0%	10/1/22		1,000	950	962
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,489	19,489	19,879
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19		4,522	4,523	4,267
Trace3, LLC	(f)(g)(j)	Software & Services	L+775	1.0%	6/6/23		53,481	53,481	54,751
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20		66,734	66,734	66,901
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+779	1.0%	1/5/22		41,150	41,150	41,383
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22		8,373	8,373	8,421
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21		22,057	20,083	21,680
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		42,550	42,550	43,613
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20		121,116	121,116	123,387
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23		14,813	14,541	14,701
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21		990	983	971
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22		33,826	33,826	34,334
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22		6,424	6,424	6,520
Total Senior Secured Loans—First Lien								3,650,110	3,663,047
Unfunded Loan Commitments								(241,977)	(241,977)
Net Senior Secured Loans—First Lien								3,408,133	3,421,070
Senior Secured Loans—Second Lien—11.5%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24		7,000	6,494	7,018
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		24,844	24,844	23,621
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20		3,272	3,134	3,239
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20		22,608	22,608	21,280
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22		10,000	9,953	4,356
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Chisholm Oil and Gas Operating, LLC	(j)	Energy	L+800	1.0%	3/21/24	$16,000	$16,000	$15,998
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	1,841	1,666	1,850
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,788	879
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,563	1,520	352
Fieldwood Energy LLC	(e)(k)(m)(n)	Energy	L+713	1.3%	9/30/20	1,947	1,602	652
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,435	14,981
Inmar, Inc.	(k)	Software & Services	L+800	1.0%	5/1/25	2,615	2,579	2,630
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,736	3,500
JW Aluminum Co.	(e)(j)(k)(x)	Materials	L+850	0.8%	11/17/20	33,874	33,866	34,382
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	14,728	14,640	6,771
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,652	13,413
Peak 10 Holding Corp.	(k)	Software & Services	L+725	1.0%	8/1/25	2,786	2,759	2,810
Production Resource Group, LLC	(f)(g)(h)	Media	L+850	1.0%	7/23/19	95,599	95,599	96,256
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,078	10,800
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,213	4,466
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	78,366	67,595	41,557
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,913	6,903
Total Senior Secured Loans—Second Lien							385,761	327,135
Senior Secured Bonds—4.4%
Advanced Lighting Technologies, Inc.	(x)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	10,278	10,278	10,278
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,343
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	44,869	47,065
Global A&T Electronics Ltd.	(e)(k)(m)(n)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,114	18,069
Mood Media Corp.	(e)(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	23,104	23,104	23,219
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	326	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,904	7,058
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,117	2,117	2,117
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	15,000	15,000	15,193
Total Senior Secured Bonds							123,045	124,673
Subordinated Debt—12.8%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	40,000	40,000	43,226
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,143	5,628	5,713
Avantor, Inc.	(k)	Materials	9.0%		10/1/25	20,000	20,000	19,888
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,342
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,572	17,709
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	$40,657	$40,304	$42,534
Coveris Holdings S.A.	(i)(k)(o)	Materials	7.9%		11/1/19	42,534	42,270	42,454
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(e)(m)	Energy	8.0%		4/15/19	259	246	132
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	7,751	7,751	7,887
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,268	1,268	1,290
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	664	664	675
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,009	2,009	2,044
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,453
Greystone Mezzanine Equity Member Corp.	(o)	Diversified Financials	L+650	4.5%	9/15/25	1,011	1,011	1,011
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	18,989	18,989	18,989
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	27,037	17,784
P.F. Chang’s China Bistro, Inc.	(i)(k)(j)	Consumer Services	10.3%		6/30/20	44,078	43,300	40,395
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	295	295	330
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,119	5,565
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,632	3,680
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	35,217	37,499
Total Subordinated Debt							388,853	385,037
Unfunded Loan Commitments							(18,989)	(18,989)
Net Subordinated Debt							369,864	366,048
Collateralized Securities—0.9%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	10.5%		7/15/25	23,263	10,658	14,722
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,009	1,062
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.8%		1/25/27	12,140	8,768	9,979
Total Collateralized Securities							20,435	25,763

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
Equity/Other—11.7%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials	10,000	$250	$250
Abaco Energy Technologies LLC, Common Equity	(n)	Energy	3,055,556	3,056	458
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy	12,734,481	637	2,229
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel	88,571	89	67
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel	8,768,572	8,769	6,668
Advanced Lighting Technologies, Inc., Common Equity	(n)(x)	Materials	265,747	7,471	5,900
Advanced Lighting Technologies, Warrants, 10/4/2027	(n)(x)	Materials	4,189	39	26
Altus Power America Holdings, LLC, Common Equity	(n)	Energy	462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	955,284	955	955
AP Exhaust Holdings, LLC, Class A1 Common Units	(n)(r)	Automobiles & Components	84	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(n)(r)	Automobiles & Components	8,295	9,248	8,378
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy	128,734,129	38,700	32,184
ASG Everglades Holdings, Inc., Common Equity	(n)(x)	Software & Services	625,178	13,475	30,727
ASG Everglades Holdings, Inc. Warrants, 6/27/2022	(n)(x)	Software & Services	253,704	7,231	6,951
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services	403,955	19,021	—
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment	72,635	116	84
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(j)(n)	Health Care Equipment & Services	94,193	686	673
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences	17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing	3,451,216	1,898	49
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy	70,947	71	70
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy	3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(n)	Energy	626,806	627	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods	417,400	417	292
Eastman Kodak Co., Common Equity	(n)(w)	Consumer Durables & Apparel	1,846	36	6
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services	33,216	332	784
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing	31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy	13,000	13,000	3,770
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy	2,437	1,610	713
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy	29,730	7,432	8,547
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy	43,875	10,969	12,724
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services	62,289	6,229	5,606
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing	411	1,227	1,226
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods	666,667	667	1,700
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials	2,678,947	2,679	4,018
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Number of Shares	Cost	Fair Value(d)
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods	1,449	$1,449	$1,964
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods	27	—	500
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials	256	—	—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	1,184	12,838	15,074
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods	2,287,659	2,288	—
Mood Media Corp., Common Equity	(n)(o)(x)	Media	17,400,835	12,644	28,659
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services	2,916,667	2,917	4,521
PDI Parent LLC, Common Equity	(n)	Capital Goods	2,076,923	2,077	2,181
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods	3,000,000	3,000	6,900
PSAV Holdings LLC, Common Equity	(n)	Technology Hardware & Equipment	10,000	10,000	34,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(v)	Energy	817,308	5,022	4,962
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services	4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services	124	1,240	1,887
SandRidge Energy, Inc., Common Equity	(n)(o)(w)	Energy	253,009	5,647	5,331
Sequential Brands Group, Inc., Common Equity	(e)(n)(w)	Consumer Durables & Apparel	408,685	5,517	727
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services	43,796	—	35,917
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services	261,364	5,227	6,247
Sunnova Energy Corp., Common Equity	(n)	Energy	384,746	1,444	—
Sunnova Energy Corp., Preferred Equity	(n)	Energy	70,229	374	283
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy	1,250,000	2,010	687
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy	717,718	6,101	1,166
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy	475,758	4,751	4,520
The Stars Group Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services	2,000,000	16,832	25,140
Titan Energy, LLC, Common Equity	(e)(n)(w)	Energy	200,040	6,322	304
Warren Resources, Inc., Common Equity	(n)(x)	Energy	2,371,337	11,145	4,031
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy	1,613,753	1,372	1,210
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services	620,025	4,929	6,015
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services	563,932	4,929	5,261
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(n)	Software & Services	84,590	—	294
Total Equity/Other				296,470	332,905
TOTAL INVESTMENTS—161.2%				$4,603,708	4,597,594
LIABILITIES IN EXCESS OF OTHER ASSETS—(61.2%)					(1,744,573)
NET ASSETS—100.0%					$2,853,021

(a)
Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of underlying investment.

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

(k)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan with Goldman Sachs Bank USA (see Note 8).

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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

(x)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2017, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2017:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$—	$—	$9,055	$(1,333)	$63	$4	$1,429	$9,218	$265	$—	$403
A.T. Cross Co.(1)	28,081	(31,027)	—	—	(682)	—	3,628	—	(682)	—	—
ASG Everglades Holdings, Inc.	80,505	—	12,509	(91,824)	24	148	(1,362)	—	4,540	508	—
Logan’s Roadhouse, Inc.(2)	—	—	5,437	(760)	—	—	(8)	4,669	—	544	—
Warren Resources, Inc.	42,122	—	428	—	—	—	1,063	43,613	4,379	428	(180)
Senior Secured Loans—Second Lien
ASG Everglades Holdings, Inc.	26,179	—	—	(26,989)	408	6,392	(5,990)	—	2,312	—	1,349
JW Aluminum Co.	34,410	—	132	(76)	2	—	(86)	34,382	3,198	132	—
Logan’s Roadhouse, Inc.	10,355	—	3,794	—	22	—	(7,400)	6,771	22	743	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	—	—	10,278	—	—	—	—	10,278	152	—	—
Mood Media Corp.	—	23,104	—	—	—	—	115	23,219	3,746	—	—
Subordinated Debt
Mood Media Corp.	—	6,103	—	(6,930)	47	780	—	—	463	—	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	7,471	—	—	—	(1,571)	5,900	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	—	—	39	—	—	—	(13)	26	—	—	—
A.T. Cross Co., Common Equity, Class A Units(1)	—	(1,000)	—	—	—	—	1,000	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	(243)	—	—	—	—	243	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	29,477	—	—	—	—	—	1,250	30,727	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,444	—	—	—	—	—	507	6,951	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	11,854	—	1,559	—	—	—	1,661	15,074	222	1,559	—
Mood Media Corp.	—	7,136	5,508	—	—	—	16,015	28,659	—	—	—
Roadhouse Holding Inc., Common Equity	5,472	—	—	—	—	—	(5,472)	—	—	—	—
Warren Resources, Inc., Common Equity	10,197	—	—	—	—	—	(6,166)	4,031	—	—	—
Total	$285,096	$4,073	$56,210	$(127,912)	$(116)	$7,324	$(1,157)	$223,518	$18,617	$3,914	$1,572

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

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2016	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2017	Interest Income(2)	PIK Income(2)	Fee Income(2)
Senior Secured Loans—First Lien
A.T. Cross Co.(1)	$—	$31,027	$9,654	$(11,099)	$—	$(29,582)	$—	$—	$664	$553	$—
Equity/Other
A.T. Cross Co., Common Equity, Class A Units(1)	—	1,000	—	—	—	(1,000)	—	—	—	—	—
A.T. Cross Co., Preferred Equity, Class A-1 Units(1)	—	243	—	—	—	(243)	—	—	—	—	—
A.T. Cross Co., GSO Special Unit(1)	—	—	—	—	—	—	—	—	—	—	—
Total	$—	$32,270	$9,654	$(11,099)	$—	$(30,825)	$—	$—	$664	$553	$—

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2018, the Company had seven wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in senior secured loans and second lien secured loans of private U.S. companies. The Company seeks to generate superior risk-adjusted returns by focusing on debt investments in a broad array of private U.S. companies, including middle market companies, which the Company defines as companies with annual revenues of  $50 million to $2.5 billion at the time of investment. The Company may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from the Company’s target companies as primary market or directly originated investments. In connection with the Company’s debt investments, the Company may on occasion receive equity interests such as warrants or options as additional consideration. The Company may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in the Company’s target companies, generally in conjunction with one of the Company’s debt investments. including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of the Company’s portfolio may be comprised of corporate bonds, collateralized loan obligations, or CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. The Company’s investment adviser will seek to tailor the Company’s investment focus as market conditions evolve. Depending on market conditions, the Company may increase or decrease its exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
As the Company previously announced on April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor, LLC, or FSIC II Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the FS/KKR Advisor investment advisory and administrative services agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory and administrative services agreement replaced the investment advisory and administrative services agreement agreement, dated February 8, 2012, or the FSIC II Advisor investment advisory and administrative services agreement, by and between the Company and FSIC II Advisor. See Note 11 for additional information.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FSIC II Advisor investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FSIC II Advisor investment advisory and administrative services agreement). Such fee will equal 20.0% of the Company’s incentive fee capital gains (i.e., the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
See Note 11 for information relating to the incentive fee on capital gains under the FS/KKR Advisor investment advisory and administrative services agreement.
Subordinated Income Incentive Fee: Pursuant to the terms of the FSIC II Advisor investment advisory and administrative services agreement, FSIC II Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.875% per quarter, or an annualized hurdle rate of 7.5%. For purposes of this fee,

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

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
See Note 11 for information relating to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which the Company has applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.
For the three months ended March 31, 2018, the Company recognized $2,797 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,316,098	$28,959	3,469,599	$31,286
Share Repurchase Program	(3,408,305)	(29,993)	(2,344,810)	(20,986)
Net Proceeds from Share Transactions	(92,207)	$(1,034)	1,124,789	$10,300
During the period from April 1, 2018 to May 1, 2018, the Company issued 1,086,620 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $9,345 at an average price per share of  $8.60.
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

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of  (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the DRP and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 8, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of  (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of  (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares of common stock. The actual number of shares of common stock that the Company offers to repurchase may be less in light of the limitations noted above. The Company’s board of directors may amend, suspend or terminate the share repurchase program at any time upon 30 days’ notice.
Under the Company’s share repurchase program, the Company intends to offer to repurchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
Total		2,344,810				$20,986
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28%	1.04%	$8.800	$29,993
Total		3,408,305				$29,993

On April 2, 2018, the Company repurchased 3,367,488 shares of common stock (representing 21% of the shares of the common stock tendered for repurchase and 1.03% of the shares outstanding as of such date) at $8.60 per share for aggregate consideration totaling $28,960.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FSIC II Advisor investment advisory and administrative services agreement, FSIC II Advisor is entitled to an annual base management fee of 2.0% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidates balances sheets) and an incentive fee based on the Company’s performance. The Company commenced accruing fees under the FSIC II Advisor investment advisory and administrative services agreement on June 18, 2012, upon commencement of the Company’s investment operations. Base management fees are paid on a quarterly basis in arrears. Effective March 5, 2015, FSIC II Advisor agreed to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC II Advisor investment advisory and administrative services agreement, so that the fee received equals 1.75% of the average value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FSIC II Advisor may be entitled to under the FSIC II Advisor investment advisory and administrative services agreement.
Pursuant to the investment sub-advisory agreement, GDFM is entitled to receive 50% of all management and incentive fees payable to FSIC II Advisor under the FSIC II Advisor investment advisory and administrative services agreement with respect to each year.
The Company reimburses FSIC II Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FSIC II Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., or FS Investments, providing administrative services to the Company on behalf of FSIC II Advisor. The amount of this reimbursement is set at the lesser of  (1) FSIC II Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FSIC II Advisor is required to allocate the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

determining how the expenses are allocated to the Company and the proposed allocation of the administrative expenses among the Company and certain affiliates of FSIC II Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FSIC II Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FSIC II Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FSIC II Advisor.
The following table describes the fees and expenses the Company accrued under the investment advisory and administrative services agreement during the three months ended March 31, 2018 and 2017:
			Three Months Ended March 31,
Related Party	Source Agreement	Description	2018	2017
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$22,080	$22,285
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,575	$17,499
FSIC II Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$782	$867

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three months ended March 31, 2018 and 2017 are net of waivers of  $3,154 and $3,183, respectively. During the three months ended March 31, 2018 and 2017, $22,595 and $21,610, respectively, in base management fees were paid to FSIC II Advisor. As of March 31, 2018, $22,080 in base management fees were payable to FSIC II Advisor.

(2)
During the three months ended March 31, 2018 and 2017, $19,129 and $16,493, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of March 31, 2018, a subordinated incentive fee on income of  $5,575 was payable to FSIC II Advisor.

(3)
During the three months ended March 31, 2018 and 2017, $588 and $842, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the remainder related to other reimbursable expenses. The Company paid $547 and $803 in administrative services expenses to FSIC II Advisor during the three months ended March 31, 2018 and 2017, respectively.

See Note 11 for information relating to the compensation of FS/KKR Advisor under the FS/KKR investment advisory and administrative services agreement.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation III, FS Investment

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Energy and Power Fund, FS Investment Corporation, FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor. However, in connection with the investment advisory relationship with FS/KKR Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by FS/KKR Advisor or KKR Credit, with certain affiliates of FS/KKR Advisor.
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
The expense reimbursement agreement was terminated on April 9, 2018. The Company’s conditional obligation to reimburse FS Investments pursuant to the terms of the expense reimbursement agreement survived the termination of such agreement. As of March 31, 2018, there were no unreimbursed expense support payments subject to future reimbursement by the Company.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
Total	$0.1885	$61,436
Fiscal 2018
March 31, 2018	$0.1885	$61,153
Total	$0.1885	$61,153

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On March 8, 2018 and May 11, 2018, the Company’s board of directors declared regular monthly cash distributions for April 2018 through June 2018 and July 2018 through September 2018, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the DRP.
Under the DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2018 and 2017:
Three Months Ended March 31,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	61,153	100%	61,436	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$61,153	100%	$61,436	100%

(1)
During the three months ended March 31, 2018 and 2017, 94.7% and 92.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.1% and 2.9%, respectively, was attributable to non-cash accretion of discount and 4.2% and 4.5%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2018 and 2017 was $59,524 and $53,897, respectively. As of March 31, 2018 and December 31, 2017, the Company had $71,518 and $73,147, respectively, of undistributed net investment income and $219,274 and $201,927, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018	2017
GAAP-basis net investment income	$62,391	$69,997
Income subject to tax not recorded for GAAP	1,035	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	1,897	1,843
Reclassification of unamortized original issue discount, prepayment fees and other income	(5,469)	(17,173)
Other miscellaneous differences	(330)	(770)
Tax-basis net investment income	$59,524	$53,897

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
As of March 31, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	March 31, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$71,518	$73,147
Capital loss carryover(1)	(219,274)	(201,927)
Other temporary differences	(145)	(148)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain (loss) on foreign currency(2)	(108,171)	(23,326)
Total	$(256,072)	$(152,254)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $25,688 and $193,586, respectively.

(2)
As of March 31, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $184,158 and $204,958, respectively. As of March 31, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $292,329 and $228,284, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,503,227 and $4,620,326 as of March 31, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(107,987) and $(22,732) as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, the Company had a deferred tax liability of  $3,056 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $15,499 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of  $12,443. For the three months ended March 31, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,323,662	$3,286,014	75%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	389,886	303,041	7%	385,761	327,135	7%
Senior Secured Bonds	122,693	125,223	3%	123,045	124,673	3%
Subordinated Debt	347,734	341,871	8%	369,864	366,048	8%
Collateralized Securities	21,128	23,969	0%	20,435	25,763	1%
Equity/Other	284,863	315,122	7%	296,470	332,905	7%
Total	$4,489,966	$4,395,240	100%	$4,603,708	$4,597,594	100%

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
As of March 31, 2018, the Company did not “control” any of its portfolio companies. As of March 31, 2018, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the unaudited consolidated schedule of investments as of March 31, 2018 in this quarterly report on Form 10-Q.
As of December 31, 2017, the Company did not “control” any of its portfolio companies. During the year ended December 31, 2017, the Company held investments in one portfolio company of which it was deemed to “control” which was sold prior to December 31, 2017. As of December 31, 2017, the Company held investments in six portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the consolidated schedule of investments as of December 31, 2017 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2018, the Company had twenty senior secured loan investments with aggregate unfunded commitments of  $251,771, one subordinated debt investment with an unfunded commitment of  $16,594, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. As of December 31, 2017, the Company had twenty-one senior secured loan investments with aggregate unfunded commitments of  $241,977, one subordinated debt investment with an unfunded commitment of  $18,989, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$33,976	1%	$33,322	1%
Capital Goods	864,055	20%	787,878	17%
Commercial & Professional Services	377,514	9%	501,745	11%
Consumer Durables & Apparel	295,498	7%	351,135	8%
Consumer Services	399,420	9%	394,163	9%
Diversified Financials	86,188	2%	76,847	2%
Energy	398,061	9%	499,739	11%
Food & Staples Retailing	3,321	0%	3,477	0%
Food, Beverage & Tobacco	52,952	1%	52,484	1%
Health Care Equipment & Services	260,456	6%	261,085	6%
Insurance	115,575	3%	118,271	2%
Materials	424,141	10%	423,964	9%
Media	288,304	6%	298,418	6%
Pharmaceuticals, Biotechnology & Life Sciences	3,141	0%	3,239	0%
Retailing	182,465	4%	182,631	4%
Semiconductors & Semiconductor Equipment	17,965	0%	18,069	0%
Software & Services	298,712	7%	284,561	6%
Technology Hardware & Equipment	65,075	1%	78,154	2%
Telecommunication Services	147,796	3%	147,780	3%
Transportation	80,625	2%	80,632	2%
Total	$4,395,240	100%	$4,597,594	100%

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
As of March 31, 2018 and December 31, 2017, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:
	March 31, 2018 (Unaudited)	December 31, 2017
Valuation Inputs	Investments	Investments
Level 1—Price quotations in active markets	$1,082	$6,368
Level 2—Significant other observable inputs	—	—
Level 3—Significant unobservable inputs	4,394,158	4,591,226
Total	$4,395,240	$4,597,594

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
The following is a reconciliation for the three months ended March 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$3,421,070	$327,135	$124,673	$366,048	$25,763	$326,537	$4,591,226
Accretion of discount (amortization of premium)	839	235	190	438	1	—	1,703
Net realized gain (loss)	(1,296)	(1,329)	(1,852)	(13,058)	—	(1,759)	(19,294)
Net change in unrealized appreciation (depreciation)	(50,585)	(28,219)	902	(2,047)	(2,487)	(6,537)	(88,973)
Purchases	164,136	6,944	17,900	3,783	659	6,519	199,941
Paid-in-kind interest	1,731	464	1,509	802	—	472	4,978
Sales and repayments	(249,881)	(2,189)	(18,099)	(14,095)	33	(11,192)	(295,423)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,286,014	$303,041	$125,223	$341,871	$23,969	$314,040	$4,394,158
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(48,844)	$(28,983)	$(143)	$(11,301)	$(2,487)	$(7,347)	$(99,105)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Three Months Ended March 31, 2017
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	3,932	2,035	156	854	—	—	6,977
Net realized gain (loss)	266	—	(19,350)	(538)	(166)	287	(19,501)
Net change in unrealized appreciation (depreciation)	19,546	4,298	20,946	17,763	(236)	(1,867)	60,450
Purchases	394,038	3,181	15,906	74,781	—	7,497	495,403
Paid-in-kind interest	1,355	3,766	—	649	—	224	5,994
Sales and repayments	(141,665)	(250,198)	(13,845)	(8,957)	(1,867)	—	(416,532)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,141,561	$482,053	$151,898	$486,949	$20,904	$337,438	$4,620,803
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$24,576	$7,344	$476	$17,719	$(79)	$3,319	$53,355

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at March 31, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,863,742	Market Comparables	Market Yield (%)	6.8% - 15.6%	9.7%
			EBITDA Multiples (x)	5.8x - 10.5x	9.3x
	56,368	Other(2)	Other	N/A	N/A
	365,904	Market Quotes	Indicative Dealer Quotes	14.0% - 102.5%	98.0%
Senior Secured Loans—Second Lien	209,879	Market Comparables	Market Yield (%)	9.0% - 18.5%	15.3%
			EBITDA Multiples (x)	5.8x - 6.8x	6.3x
	12,881	Other(2)	Other	N/A	N/A
	80,281	Market Quotes	Indicative Dealer Quotes	7.6% - 102.0%	90.1%
Senior Secured Bonds	89,374	Market Comparables	Market Yield (%)	8.3% - 12.5%	8.9%
			EBITDA Multiples (x)	4.5x - 7.3x	7.2x
			Production Multiples (Mboe/d)	$41,000.0 - $43,500.0	$42,250.0
			Proved Reserves Multiples (Mmboe)	$13.5 - $14.5	$14.0
			PV-10 Multiples (x)	1.0x- 1.0x	1.0x
	10,787	Other(2)	Other	N/A	N/A
	25,062	Market Quotes	Indicative Dealer Quotes	100.5% - 101.5%	101.1%
Subordinated Debt	66,129	Market Comparables	Market Yield (%)	8.3% - 20.3%	10.9%
			EBITDA Multiples (x)	10.8x - 11.3x	11.0x
	275,742	Market Quotes	Indicative Dealer Quotes	47.5% - 108.5%	96.8%
Collateralized Securities	23,969	Market Quotes	Indicative Dealer Quotes	56.6% - 100.2%	68.2%
Equity/Other	287,455	Market Comparables	Market Yield (%)	16.0% - 16.5%	16.3%
			EBITDA Multiples (x)	4.5x - 27.8x	7.9x
			Production Multiples (Mboe/d)	$32,500.0 - $43,500.0	$35,188.3
			Proved Reserves Multiples (Mmboe)	$4.3 - $14.5	$6.1
			Production Multiples (MMcfe/d)	$4,000.0 - $4,500.0	$4,250.0
			Proved Reserves Multiples (Bcfe)	$1.0 - $1.1	$1.0
			PV-10 Multiples (x)	1.0x - 2.0x	1.5x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000
		Discounted Cash Flow	Discount Rate (%)	10.5% - 12.5%	11.5%
		Option Valuation Model	Volatility (%)	24.3% - 34.5%	32.5%
	22,120	Other(2)	Other	N/A	N/A
	4,465	Market Quotes	Indicative Dealer Quotes	0.0% - 8.0%	6.2%
Total	$4,394,158

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,947,886	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.2%
			EBITDA Multiples (x)	5.0x - 8.0x	7.3 x
	80,848	Other(2)	Other	N/A	N/A
	392,336	Market Quotes	Indicative Dealer Quotes	25.0% - 102.8%	98.2%
Senior Secured Loans—Second Lien	244,330	Market Comparables	Market Yield (%)	8.3% - 20.7%	14.2%
			EBITDA Multiples (x)	5.0x - 6.5x	6.1x
	82,805	Market Quotes	Indicative Dealer Quotes	13.2% - 102.3%	89.2%
Senior Secured Bonds	89,268	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.7%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	28,347	Other(2)	Other	N/A	N/A
	7,058	Market Quotes	Indicative Dealer Quotes	100.5% - 100.5%	100.5%
Subordinated Debt	62,138	Market Comparables	Market Yield (%)	7.8% - 14.8%	10.2%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8 x
	303,910	Other(2)	Indicative Dealer Quotes	52.0% - 108.5%	97.9%

Collateralized Securities	25,763	Market Quotes	Indicative Dealer Quotes	63.3% - 100.2%	72.1%
Equity/Other	260,420	Market Comparables	Market Yield (%)	15.3% - 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	7.9 x
			Production Multiples (Mboe/d)	$32,500.0 - $51,250.0	$35,881.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.9
			PV-10 Multiples (x)	0.8x - 2.6x	2.2 x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.4%
	60,431	Other(2)	Other	N/A	N/A
	5,686	Market Quotes	Indicative Dealer Quotes	0.0% - 9.8%	8.1%
Total	$4,591,226

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017 and the additional disclosure set forth in this Note 8.
	As of March 31, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	181,933	18,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility(4)	Revolving Credit Facility	L+1.80%	150,000	—	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	10,859(3)	109,141	February 23, 2021
Total			$2,182,938	$137,062

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

(3)
Amount includes borrowing in Euros, and Canadian Dollars. Euro balance outstanding of  €6,800 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

(4)
On May 14, 2018, Dunning Creek entered into an amendment to the Dunning Creek credit facility to, among other things, extend the maturity date to September 27, 2018.

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

For the three months ended March 31, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Repurchase Facility	$—	$—	$—	$3,519	$134	$3,653
Green Creek Credit Facility	4,961	267	5,228	—	—	—
Cooper River Credit Facility	1,697	114	1,811	1,431	115	1,546
Wissahickon Creek Credit Facility	2,612	262	2,874	2,050	213	2,263
Darby Creek Credit Facility	2,786	250	3,036	2,284	337	2,621
Dunning Creek Credit Facility	1,365	92	1,457	771	103	874
Juniata River Credit Facility	9,242	361	9,603	7,833	361	8,194
FSIC II Revolving Credit Facility	162	12	174	313	30	343
Partial Loan Sale(3)	—	—	—	113	4	117
Total	$22,825	$1,358	$24,183	$18,314	$1,297	$19,611

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended March 31, 2018 and 2017, the cash paid for interest expense, average borrowings, effective interest rate and weighted average interest rate for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2018				2017
Arrangement(1)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(2)	Cash Paid for Interest Expense	Average Borrowings	Effective Interest Rate	Weighted Average Interest Rate(2)
Goldman Repurchase Facility(3)	$—	$—	—%	—%	$3,481	$400,000	3.54%	3.52%
Green Creek Credit Facility(3)	5,005	500,000	3.92%	3.97%	—	—	—%	—%
Cooper River Credit Facility(3)	1,705	181,622	3.69%	3.74%	1,385	166,246	3.25%	3.44%
Wissahickon Creek Credit Facility(3)	2,392	240,146	4.72%	4.35%	2,003	240,146	3.53%	3.42%
Darby Creek Credit Facility(3)	2,625	250,000	4.47%	4.46%	2,117	239,167	3.63%	3.82%
Dunning Creek Credit Facility(3)	1,266	150,000	3.86%	3.64%	748	99,453	3.05%	3.10%
Juniata River Credit Facility(3)	8,687	850,000	4.39%	4.35%	7,659	850,000	3.71%	3.69%
FSIC II Revolving Credit Facility(4)	168	11,378	5.88%	5.69%	274	34,000	3.55%	3.67%
Partial Loan Sale(3)	—	—	—%	—%	119	8,214	5.53%	5.50%
	$21,848	$2,183,146	4.24%	4.18%	$17,786	$2,037,226	3.58%	3.60%

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
The Company incurred costs in connection with obtaining the Green Creek facility, which the Company has recorded as deferred financing costs, along with $863 of unamortized fees from the Goldman repurchase facility, on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $788 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining the Cooper River facility (including the original facility and the amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River facility. As of March 31, 2018, $1,005 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $2,080 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $1,283 of such deferred financing costs had yet to be amortized to interest expense.
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
As of March 31, 2018, pricing under the Dunning Creek facility was based on three-month LIBOR, plus a spread of 1.80% per annum. Any amounts borrowed under the Dunning Creek facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 14, 2018.
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of March 31, 2018, $44 of such deferred financing costs had yet to be amortized to interest expense.
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
The Company incurred costs in connection with obtaining and amending the Juniata River facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Juniata River facility. As of March 31, 2018, $3,709 of such deferred financing costs had yet to be amortized to interest expense.

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
As of March 31, 2018, $10,869 was outstanding under the FSIC II revolving credit facility, which includes borrowings in Euro in an aggregate amount of  €6,800 and borrowings in Canadian dollars in an aggregate amount of CAD $3,229. The Company incurred costs in connection with obtaining the FSIC II revolving credit facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the FSIC II revolving credit facility. As of March 31, 2018, $142 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and the year ended December 31, 2017:
	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.73	$8.90
Results of operations(2)
Net investment income	0.19	0.83
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	(0.33)	(0.25)
Net increase (decrease) in net assets resulting from operations	(0.14)	0.58
Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.75)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.40	$8.73
Shares outstanding, end of period	326,656,130	326,748,337
Total return(6)	(1.69)%	6.59%
Total return (without assuming reinvestment of distributions)(6)	(1.60)%	6.52%
Ratio/Supplemental Data:
Net assets, end of period	$2,745,402	$2,853,021
Ratio of net investment income to average net assets(7)	8.81%	9.32%
Ratio of operating expenses and excise taxes to average net assets(7)	8.26%	9.10%
Ratio of net operating expenses and excise taxes to average net assets(7)	7.81%	8.66%
Portfolio turnover(8)	4.39%	39.62%
Total amount of senior securities outstanding, exclusive of treasury securities	$2,182,938	$2,184,479
Asset coverage per unit(9)	2.26	2.31

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2018 are annualized. Annualized ratios for the three months ended March 31, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.79%	2.11%
Ratio of interest expense to average net assets	3.42%	2.97%
Ratio of excise taxes to average net assets	—%	0.08%
(8)
Portfolio turnover for the three months ended March 31, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
On April 9, 2018, the Company entered into the FS/KKR Advisor investment advisory and administrative services agreement, which replaced the FSIC II Advisor investment advisory and administrative services agreement. Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

The incentive fee consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the Company’s adjusted capital, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of the value of the Company’s net assets. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor also oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) the FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

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

•
actual and potential conflicts of interest with FS/KKR Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of FS/KKR Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of FS/KKR Advisor or its affiliates to attract and retain highly talented professionals;

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
Our investment activities are managed by FS/KKR Advisor and supervised by our board of directors, a majority of whom are independent. Under the FS/KKR Advisor investment advisory and administrative services agreement, we have agreed to pay FS/KKR Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance.
Our investment activities were managed by FSIC II Advisor until April 9, 2018 and thereafter have been managed by FS/KKR Advisor. FSIC II Advisor previously engaged GDFM to act as our investment sub-adviser. GDFM resigned as our investment sub-adviser and terminated the investment sub-advisory agreement on April 9, 2018.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We have identified and intend to focus on the following investment categories, which we believe will allow us to generate an attractive total return with an acceptable level of risk.
Direct Originations: We intend to directly source investment opportunities. Such investments are originated or structured for us or made by us and are not generally available to the broader market. These investments may include both debt and equity components, although we do not generally make equity investments independent of having an existing credit relationship. We believe directly originated investments may offer higher returns and more favorable protections than broadly syndicated transactions.
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
We may also invest in anchor orders. In these types of investments, we may receive fees, preferential pricing or other benefits not available to other lenders in return for our significant capital commitment. Our decision to provide an anchor order to a syndicated transaction is predicated on a rigorous credit analysis, our familiarity with a particular company, industry or financial sponsor, and the broader investment experiences of our investment adviser.
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
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. FS/KKR Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments. The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the FS/KKR Advisor investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate FS/KKR Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
FS/KKR Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. FS/KKR Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, FS/KKR Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, we reimburse FS/KKR Advisor for expenses necessary to perform services related to our administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of FS/KKR Advisor. We reimburse FS/KKR Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of FS/KKR Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including all other expenses incurred by FS/KKR Advisor in performing services for us and administrative personnel paid by FS Investments and KKR Credit.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by FS/KKR Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
Portfolio Investment Activity for the Three Months Ended March 31, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2018 and the year ended December 31, 2017:
Net Investment Activity	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Purchases	$199,941	$1,947,595
Sales and Repayments	(301,070)	(1,838,233)
Net Portfolio Activity	$(101,129)	$109,362

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$164,136	82%	$1,555,659	80%
Senior Secured Loans—Second Lien	6,944	4%	141,861	7%
Senior Secured Bonds	17,900	9%	40,746	2%
Subordinated Debt	3,783	2%	158,364	8%
Collateralized Securities	659	0%	3,947	0%
Equity/Other	6,519	3%	47,018	3%
Total	$199,941	100%	$1,947,595	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,323,662	$3,286,014	75%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	389,886	303,041	7%	385,761	327,135	7%
Senior Secured Bonds	122,693	125,223	3%	123,045	124,673	3%
Subordinated Debt	347,734	341,871	8%	369,864	366,048	8%
Collateralized Securities	21,128	23,969	0%	20,435	25,763	1%
Equity/Other	284,863	315,122	7%	296,470	332,905	7%
Total	$4,489,966	$4,395,240	100%	$4,603,708	$4,597,594	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2018 and December 31, 2017:
	March 31, 2018	December 31, 2017
Number of Portfolio Companies	122	131
% Variable Rate (based on fair value)	81.9%	82.4%
% Fixed Rate (based on fair value)	10.2%	9.9%
% Income Producing Equity or Other Investments (based on fair value)	0.5%	0.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	7.4%	7.3%
Average Annual EBITDA of Portfolio Companies	$106,200	$108,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.8%	98.8%
% of Investments on Non-Accrual (based on fair value)	0.7%	0.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.6%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.1%	9.8%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of March 31, 2018 and December 31, 2017 and our distribution reinvestment price of  $8.60 as of March 31, 2018 and $8.80 as of December 31, 2017, the annualized distribution rate to stockholders as of March 31, 2018 and December 31, 2017 was 8.77% and 8.57%, respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our institutional offering price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the three months ended March 31, 2018, our total return was (1.69)% and our total return without assuming reinvestment of distributions was (1.60)%. During the year ended December 31, 2017, our total return was 6.59% and our total return without assuming reinvestment of distributions was 6.52%.
Our estimated gross portfolio yield may be higher than an investor’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three months ended March 31, 2018 and year ended December 31, 2017:
New Direct Originations	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Total Commitments (including unfunded commitments)	$184,090	$1,475,349
Exited Investments (including partial paydowns)	(231,373)	(1,247,429)
Net Direct Originations	$(47,283)	$227,920

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$169,238	92%	$1,381,940	94%
Senior Secured Loans—Second Lien	6,944	4%	24,094	2%
Senior Secured Bonds	—	—	18,674	1%
Subordinated Debt	1,389	1%	20,000	1%
Collateralized Securities	—	—	—	—
Equity/Other	6,519	3%	30,641	2%
Total	$184,090	100%	$1,475,349	100%

	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017
Average New Direct Origination Commitment Amount	$30,682	$30,736
Weighted Average Maturity for New Direct Originations	10/31/23	12/9/22
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	9.8%	9.0%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.2%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.9%	10.3%
The following table presents certain selected information regarding our direct originations as of March 31, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	March 31, 2018	December 31, 2017
Number of Portfolio Companies	73	75
Average Annual EBITDA of Portfolio Companies	$73,200	$71,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.0x	4.8x
% of Investments on Non-Accrual (based on fair value)	0.7%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.6%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.2%	9.8%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2018 and December 31, 2017:
	March 31, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,679,776	84%	$3,812,590	83%
Opportunistic	580,084	13%	634,049	14%
Broadly Syndicated/Other	135,380	3%	150,955	3%
Total	$4,395,240	100%	$4,597,594	100%

See Note 6 to our unaudited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/KKR Advisor uses, and FSIC II Advisor historically used, an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/KKR Advisor uses, and FSIC II Advisor historically used, an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2018 and December 31, 2017:
	March 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$347,766	8%	$353,707	8%
2	3,157,334	72%	3,821,037	83%
3	749,390	17%	332,397	7%
4	90,458	2%	6,771	0%
5	50,292	1%	83,682	2%
Total	$4,395,240	100%	$4,597,594	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues
Our investment income for the three months ended March 31, 2018 and 2017 was as follows:
	Three Months Ended March 31,
	2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$100,156	85%	$104,470	79%
Paid-in-kind interest income	4,978	4%	5,994	5%
Fee income	5,074	4%	21,479	16%
Dividend income	7,494	7%	—	—%
Total investment income(1)	$117,702	100%	$131,943	100%

(1)
Such revenues represent $111,382 and $122,126 of cash income earned as well as $6,320 and $9,817 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The decrease in interest income and PIK interest income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the prepayment of certain higher yielding assets and fewer direct originations during the three months ended March 31, 2018. The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments.
Fee income is transaction based and typically consists of prepayment fees and structuring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The decrease in fee income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the decrease of structuring and prepayment activity during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
The increase in dividend income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the three months ended March 31, 2018.
Expenses
Our operating expenses for the three months ended March 31, 2018 and 2017 were as follows:
	Three Months Ended March 31,
	2018	2017
Management fees	$25,234	$25,468
Subordinated income incentive fees	5,575	17,499
Administrative services expenses	782	867
Stock transfer agent fees	495	495
Accounting and administrative fees	421	431
Interest expense	24,183	19,611
Directors’ fees	504	276
Expenses associated with our independent audit and related fees	126	126
Legal fees	34	35
Printing fees	53	278
Other	1,058	43
Total operating expenses	$58,465	$65,129
Management fee waiver	(3,154)	(3,183)
Net operating expenses	$55,311	$61,946

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2018 and 2017:
	Three Months Ended March 31,
	2018	2017
Ratio of operating expenses and excise taxes to average net assets	2.06%	2.23%
Ratio of management fee waiver to average net assets	(0.11)%	(0.11)%
Ratio of net operating expenses and excise taxes to average net assets	1.95%	2.12%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	1.05%	1.27%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.90%	0.85%

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
Net Investment Income
Our net investment income totaled $62,391 ($0.19 per share) and $69,997 ($0.21 per share) for the three months ended March 31, 2018 and 2017, respectively. The decrease in net investment income for the three months ended March 31, 2018 can be attributed to the decrease in interest and fee income as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2018 and 2017 were as follows:
	Three Months Ended March 31,
	2018	2017
Net realized gain (loss) on investments(1)	$(19,294)	$(19,501)
Net realized gain (loss) on foreign currency	(327)	—
Total net realized gain (loss)	$(19,621)	$(19,501)

(1)
We sold investments and received principal repayments, respectively, of  $55,669 and $245,401 during the three months ended March 31, 2018 and $90,079 and $326,453 during the three months ended March 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and foreign currency for the three months ended March 31, 2018 and 2017 were as follows:
	Three Months Ended March 31,
	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(88,612)	$58,153
Net change in unrealized appreciation (depreciation) on secured borrowing	—	(34)
Net change in unrealized gain (loss) on foreign currency	410	—
Total net change in unrealized appreciation (depreciation)	$(88,202)	$58,119

During the three months ended March 31, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2018, the net decrease in net assets resulting from operations was $(45,432) ($(0.14) per share) compared to a net increase in net assets resulting from operations of $108,615 ($0.33 per share) during the three months ended March 31, 2017.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2018, we had $536,523 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $137,062 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2018, we had twenty senior secured loan investments with aggregate unfunded commitments of $251,771, one subordinated debt investment with an unfunded commitment of  $16,594, one unfunded commitment to purchase up to $295 in shares of preferred stock and one unfunded commitment to purchase up to $4 in shares of common stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as from the issuance of shares under the DRP, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of FS/KKR Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the DRP, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2018:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	181,933	18,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility(4)	Revolving Credit Facility	L+1.80%	150,000	—	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	10,859(3)	109,141	February 23, 2021
Total			$2,182,938	$137,062

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

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €6,800 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

(4)
On May 14, 2018, Dunning Creek entered into an amendment to the Dunning Creek credit facility to, among other things, extend the maturity date to September 27, 2018.

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
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, unless stockholders elect to receive their cash distributions in additional shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
Total	$0.1885	$61,436
Fiscal 2018
March 31, 2018	$0.1885	$61,153
Total	$0.1885	$61,153

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2018 and 2017.

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
Valuation of Portfolio Investments
We determine the net asset value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, FS/KKR Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with FS/KKR Advisor’s management team reviewing and documenting valuations of each portfolio company or investment, which valuations may be obtained from an independent third-party valuation service, if applicable;

•
FS/KKR Advisor’s management team then provides the valuation committee with the preliminary valuations for each portfolio company or investment;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and FS/KKR Advisor’s management team, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•
our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of FS/KKR Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from FS/KKR Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that FS/KKR Advisor’s management team, any approved independent third party valuation services and our board of directors may consider when determining the fair value of our investments.
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
FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. FS/KKR Advisor’s management team, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with FS/KKR Advisor’s management team and any approved independent third party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to FS/KKR Advisor’s management team, and has authorized FS/KKR Advisor’s management team to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing FS/KKR Advisor’s implementation of the valuation process.
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
Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
The new revenue recognition guidance applies to all entities and all contracts with customers to provide goods or services in the ordinary course of business, excluding, among other things, financial instruments as well as certain other contractual rights and obligations. Under the new revenue recognition guidance, which we have applied to all new in-scope contracts as of the date of adoption, structuring and other upfront fees are recognized as revenue based on the transaction price as the performance obligation is fulfilled. The related performance obligation consists of structuring activities and is satisfied over time as such activities are performed. Consideration is variable and is constrained from being included in the transaction price until the uncertainty associated with the variable consideration is resolved, typically as of the trade date of the related transaction. Payment is typically due on the settlement date of the related transaction.
For the three months ended March 31, 2018, we recognized $2,797 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the three months ended March 31, 2018.

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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 and 11 to our unaudited consolidated financial statements included herein and “—Related Party Transactions—Compensation of the Investment Adviser” for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the three months ended March 31, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2018 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	—	$500,000	—	—
Cooper River Credit Facility(3)	May 29, 2020	$181,933	—	$181,933	—	—
Wissahickon Creek Credit Facility(4)	February 18, 2022	$240,146	—	—	$240,146	—
Darby Creek Credit Facility(2)	August 19, 2020	$250,000	—	$250,000	—	—
Dunning Creek Credit Facility(2)	May 14, 2018	$150,000	$150,000	—	—	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
FSIC II Revolving Credit Facility(5)	February 23, 2021	$10,859	—	$10,859	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2018, no amounts remained unused under the financing arrangement.

(3)
At March 31, 2018, $18,067 remained unused under the Cooper River credit facility.

(4)
At March 31, 2018, $9,854 remained unused under the Wissahickon Creek credit facility.

(5)
At March 31, 2018, $109,141 remained unused under the ING credit facility. Borrowings in Euros and Canadian dollars. Euro balance outstanding of  €6,800 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.23 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.78 as of March 31, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk. (in thousands)

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 81.9% of our portfolio investments (based on fair value) paid variable interest rates, 10.2% paid fixed interest rates, 7.4% were non-income producing senior secured loans or equity/other investments and the remaining 0.5% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the investment advisory and administrative services agreement we have entered into with FS/KKR Advisor, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(33,960)	$(17,558)	$(16,402)	(4.8)%
No change	—	—	—	—
Up 100 basis points	$35,166	$17,558	$17,608	5.1%
Up 300 basis points	$106,202	$52,673	$53,529	15.6%
Up 500 basis points	$178,291	$87,789	$90,502	26.4%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, investors should consider carefully the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017 and our additional filings with the SEC before making an investment in our common stock. All of the risk factors identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017 that relate to our former investment adviser, FSIC II Advisor, are generally applicable to our current investment adviser, FS/KKR Advisor.
Risks Related to FS/KKR Advisor and Its Affiliates
There may be conflicts of interest related to obligations FS/KKR Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of FS/KKR Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, FS/KKR Advisor is the investment adviser to FS Investment Corporation, FS Investment Corporation III, FS Investment Corporation IV, Corporate Capital Trust, Inc. and Corporate Capital Trust II, and the officers, managers and other personnel of FS/KKR Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/KKR Advisor to manage our day-to-day activities and to implement our investment strategy. FS/KKR Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/KKR Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. FS/KKR Advisor and its employees will devote only as much of its or their time to our business as FS/KKR Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2018, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	3,408,305	$8.80	3,408,305	(1)
February 1, 2018 through February 28, 2018	—	—	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
Total	3,408,305	$8.80	3,408,305	(1)

(1)
The maximum number of shares available for repurchase on January 12, 2018 was 3,408,305. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.   Defaults upon Senior Securities.
Not applicable.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Not applicable.

Item 6.   Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2
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

10.5	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.6	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)
10.7	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.10	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.11	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.12	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.13	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.14	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.15	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.16	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.17	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.18	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.19	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.20	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.21	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.22	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.23	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.24	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.25	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.26	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.27	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.28	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.29	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.30	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)
10.31	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.32	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)
10.33	Fourth Amendment to Credit Agreement, dated as of May 12, 2017, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.34	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.35	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.36	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)

10.37	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.38	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.39	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.40	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.41	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.42	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.43	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.44	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.45	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.46	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.47
Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.48	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.49	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.50*	Consent and Modification Letter to Senior Secured Revolving Credit Agreement, dated as of March 16, 2018, among FS Investment Corporation II, the several banks and other financial institutions or entities from time to time party thereto and ING Capital LLC, as administrative agent.

10.51	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.52	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.53	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2018.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)