Form 10-Q
period 2018-06-30
FS Investment Corp II
filed 2018-08-14
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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
The issuer had 324,336,768 shares of common stock outstanding as of August 10, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,156,687 and $4,397,304, respectively)	$4,073,857	$4,374,076
Non-controlled/affiliated investments (amortized cost—$235,985 and $206,404, respectively)	206,767	223,518
Total investments, at fair value (amortized cost—$4,392,672 and $4,603,708, respectively)	4,280,624	4,597,594
Cash	411,003	449,215
Foreign currency, at fair value (cost—$416 and $10,938, respectively)	400	11,194
Receivable for investments sold and repaid	27,447	682
Interest receivable	49,762	45,247
Deferred financing costs	3,985	5,284
Prepaid expenses and other assets	196	865
Total assets	$4,773,417	$5,110,081
Liabilities
Payable for investments purchased	$36,765	$3,688
Credit facilities payable (net of deferred financing costs of $4,132 and $5,125, respectively)(1)	1,968,404	2,179,354
Stockholder distributions payable	11,121	10,561
Management fees payable	18,660	22,595
Subordinated income incentive fees payable(2)	1,480	19,129
Administrative services expense payable	930	568
Interest payable	19,770	16,842
Directors’ fees payable	291	277
Other accrued expenses and liabilities	1,924	4,046
Total liabilities	2,059,345	2,257,060
Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,562,759 and 326,748,337 shares issued and outstanding, respectively	327	327
Capital in excess of par value	3,002,976	3,004,948
Accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency(4)	(248,202)	(218,227)
Accumulated undistributed net investment income(4)	70,836	72,681
Net unrealized appreciation (depreciation)	(111,865)	(6,708)
Total stockholders’ equity	2,714,072	2,853,021
Total liabilities and stockholders’ equity	$4,773,417	$5,110,081
Net asset value per share of common stock at period end	$8.31	$8.73

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$94,377	$94,086	$189,534	$193,397
Paid-in-kind interest income	1,755	3,814	3,976	8,258
Fee income	4,509	17,621	8,460	39,100
Dividend income	—	11	7,494	11
From non-controlled/affiliated investments:
Interest income	6,003	7,205	11,002	11,147
Paid-in-kind interest income	1,458	1,124	4,215	2,674
Fee income	—	—	1,123	—
From controlled/affiliated investments:
Interest income	—	—	—	1,217
Total investment income	108,102	123,861	225,804	255,804
Operating expenses
Management fees(1)	18,938	25,768	44,172	51,236
Subordinated income incentive fees(2)	1,480	14,716	7,055	32,215
Administrative services expenses	790	864	1,572	1,731
Stock transfer agent fees	501	501	996	996
Accounting and administrative fees	411	438	832	869
Interest expense	26,851	20,574	51,034	40,185
Directors’ fees	295	295	799	571
Other general and administrative expenses	1,051	1,394	2,322	1,876
Operating expenses	50,317	64,550	108,782	129,679
Management fee waiver(1)	(278)	(3,221)	(3,432)	(6,404)
Net expenses	50,039	61,329	105,350	123,275
Net investment income	58,063	62,532	120,454	132,529
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	15,694	(23,756)	(3,600)	(43,257)
Non-controlled/affiliated investments	(25,709)	—	(25,709)	—
Net realized gain (loss) on foreign currency	(339)	317	(666)	317
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	24,288	(4,222)	(59,602)	69,490
Non-controlled/affiliated investments	(41,610)	9,227	(46,332)	(6,332)
Controlled/affiliated investments	—	(11,429)	—	(11,429)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	(2)	—	(36)
Net change in unrealized gain (loss) on foreign currency	367	(184)	777	(184)
Total net realized and unrealized gain (loss)	(27,309)	(30,049)	(135,132)	8,569
Net increase (decrease) in net assets resulting from operations	$30,754	$32,483	$(14,678)	$141,098
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.09	$0.10	$(0.05)	$0.43
Weighted average shares outstanding	324,462,550	326,055,490	324,688,459	325,928,908

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

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operations
Net investment income	$120,454	$132,529
Net realized gain (loss) on investments and foreign currency	(29,975)	(42,940)
Net change in unrealized appreciation (depreciation) on investments	(105,934)	51,729
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(36)
Net change in unrealized gain (loss) on foreign currency	777	(184)
Net increase (decrease) in net assets resulting from operations	(14,678)	141,098
Stockholder distributions(2)
Distributions from net investment income	(122,299)	(122,941)
Net decrease in net assets resulting from stockholder distributions	(122,299)	(122,941)
Capital share transactions(3)
Reinvestment of stockholder distributions	56,981	62,334
Repurchases of common stock	(58,953)	(51,501)
Net increase in net assets resulting from capital share transactions	(1,972)	10,833
Total increase (decrease) in net assets	(138,949)	28,990
Net assets at beginning of period	2,853,021	2,909,860
Net assets at end of period	$2,714,072	$2,938,850
Accumulated undistributed net investment income(2)	$70,836	$63,663

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(14,678)	$141,098
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(600,847)	(1,223,354)
Paid-in-kind interest	(8,191)	(10,932)
Proceeds from sales and repayments of investments	793,671	1,017,563
Net realized (gain) loss on investments	29,309	43,257
Net change in unrealized (appreciation) depreciation on investments	105,934	(51,729)
Net change in unrealized (appreciation) depreciation on secured borrowing	—	36
Accretion of discount	(2,906)	(11,021)
Amortization of deferred financing costs and discount	2,298	2,648
Unrealized (gain) loss on borrowings in foreign currency	(287)	—
(Increase) decrease in receivable for investments sold and repaid	(26,765)	46,593
(Increase) decrease in interest receivable	(4,515)	4,685
(Increase) decrease in prepaid expenses and other assets	669	(255)
Increase (decrease) in payable for investments purchased	33,077	(8,775)
Increase (decrease) in management fees payable	(3,935)	937
Increase (decrease) in subordinated income incentive fees payable	(17,649)	(1,777)
Increase (decrease) in administrative services expense payable	362	337
Increase (decrease) in interest payable	2,928	1,187
Increase (decrease) in directors’ fees payable	14	13
Increase (decrease) in other accrued expenses and liabilities	(2,122)	(2,201)
Net cash provided by (used in) operating activities	286,367	(51,690)
Cash flows from financing activities
Reinvestment of stockholder distributions	56,981	62,334
Repurchases of common stock	(58,953)	(51,501)
Stockholder distributions	(121,739)	(122,514)
Borrowings under credit facilities(1)	2,970	620,751
Repayments of credit facilities(1)	(214,626)	(120,000)
Deferred financing costs paid	(6)	(2,814)
Net cash provided by financing activities	(335,373)	(13,744)
Total increase (decrease) in cash	(49,006)	(65,434)
Cash and foreign currency at beginning of period	460,409	347,076
Cash and foreign currency at end of period	$411,403	$281,642
Supplemental disclosure
Local and excise taxes paid	$2,574	$1,995

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2018 and 2017, the Company paid $45,808 and $36,122 respectively, in interest expense on the credit facilities. During the six months ended June 30, 2017, the Company paid $228 in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—120.6%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$19,800	$19,822	$19,800
Abaco Energy Technologies LLC	(j)(k)(w)	Energy	L+950	1.0%	11/20/20	25,389	24,762	25,261
Accuride Corporation	(w)	Automobiles & Components	L+525	1.0%	11/17/23	166	168	168
Acosta, Inc.	(l)(w)	Media	L+325	1.0%	9/26/21	6,678	5,357	5,063
Actian Corp.	(f)(g)(j)	Software & Services	L+786	1.0%	6/30/22	45,714	45,714	47,086
Advanced Lighting Technologies, Inc.	(j)(x)	Materials	L+750	1.0%	10/4/22	9,172	7,866	9,172
Advantage Sales & Marketing Inc.	(l)(w)	Commercial & Professional Services	L+325	1.0%	7/23/21	1,137	1,089	1,078
AG Group Merger Sub, Inc.	(f)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	12/29/23	61,397	61,397	63,239
Aleris International, Inc.	(l)(w)	Materials	L+475		2/27/23	1,373	1,360	1,363
All Systems Holding LLC	(h)(j)(k)	Commercial & Professional Services	L+767	1.0%	10/31/23	103,557	103,557	106,663
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,988	2,988	2,909
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	335	335	327
American Tire Distributors, Inc.	(l)(w)	Retailing	L+425	1.0%	9/1/21	3,599	3,149	2,360
Aspect Software, Inc.		Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	3,481	3,481	3,072
Aspect Software, Inc.	(p)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	1,071	1,071	945
Aspect Software, Inc.	(j)	Software & Services	L+1050	1.0%	5/25/20	3,573	3,573	3,153
Atlas Aerospace LLC	(f)(j)(k)	Capital Goods	L+725	1.0%	12/29/22	86,857	86,857	87,617
ATX Networks Corp.	(f)(g)(o)(w)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,882	1,867	1,783
ATX Networks Corp.	(f)(k)(o)(w)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	25,197	24,673	23,874
Avaya Inc.	(g)(w)	Technology Hardware & Equipment	L+425		12/15/24	8,935	8,853	8,960
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	75,421	75,421	71,499
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+821	1.0%	7/6/23	52,500	52,500	53,288
CEVA Group Plc	(o)(p)(w)	Transportation	L+500		3/19/19	20,000	20,000	19,900
Cimarron Energy Inc.	(m)(n)	Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,866	25,216	12,771
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+826	1.0%	11/25/21	56,025	55,977	57,207
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	209	209	204
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	11/1/21	6,052	6,052	5,916
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	53,857	53,857	52,376
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	22,623	22,623	22,000
Dade Paper & Bag, LLC	(f)(h)(j)	Capital Goods	L+700	1.0%	6/10/24	17,400	17,400	17,204
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	136,423	136,423	137,958
Dayton Superior Corp.	(k)(w)	Materials	L+800	1.0%	11/15/21	11,492	11,236	9,222
Diamond Resorts International, Inc.	(g)(i)(w)	Consumer Services	L+375	1.0%	9/2/23	14,156	13,986	14,157
Eagle Family Foods Group LLC		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	917	907	907
Eagle Family Foods Group LLC	(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,209	3,173	3,173
Eagle Family Foods Group LLC	(h)(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,506	27,199	27,196
Eastman Kodak Co.	(f)(w)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,836	6,808	6,383
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	88,650	88,650	89,537
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	$2,893	$2,893	$2,821
Fairway Group Acquisition Co.	(m)(n)(w)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,868	1,733	205
Foresight Energy LLC	(l)(o)(w)	Materials	L+575	1.0%	3/28/22	2,851	2,831	2,839
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	8,306	8,306	8,348
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	55,000	55,000	55,000
FullBeauty Brands Holdings Corp.	(k)(w)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,923	4,569	2,043
GC Agile Intermediate Holdings Ltd.	(o)(p)	Commercial & Professional Services	L+650		6/15/23	2,302	2,231	2,230
GC Agile Intermediate Holdings Ltd.	(f)(h)(o)	Commercial & Professional Services	L+650	1.0%	6/15/25	15,643	15,332	15,330
GC Agile Intermediate Holdings Ltd.	(o)(p)	Commercial & Professional Services	L+650	1.0%	6/15/25	7,509	7,359	7,359
GC Agile Intermediate Holdings Ltd.	(o)(p)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,257	6,134	6,134
Greystone Equity Member Corp.	(o)	Diversified Financials	L+725	3.8%	4/1/26	36,006	36,006	36,006
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+725	3.8%	4/1/26	8,994	8,994	8,994
Gulf Finance, LLC	(g)(w)	Energy	L+525	1.0%	8/25/23	4,710	4,599	4,086
H.M. Dunn Co., Inc.	(j)(m)(n)(x)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	40,108	38,571	11,932
Harrison Gypsum, LLC	(j)	Materials	L+700	1.0%	4/29/24	21,092	20,892	20,848
Harrison Gypsum, LLC	(p)	Materials	L+700	1.0%	4/29/24	6,749	6,749	6,671
Hudson Technologies Co.	(j)(k)(o)	Commercial & Professional Services	L+725	1.0%	10/10/23	51,102	51,102	43,884
Hudson Technologies Co.	(o)(p)	Commercial & Professional Services	L+725	1.0%	10/10/23	12,228	12,228	10,501
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,496	47,496	47,734
Icynene U.S. Acquisition Corp.	(f)(g)(j)(o)	Materials	L+700	1.0%	11/30/24	35,820	35,820	36,873
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,348	130,348	130,348
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,934	11,934	12,411
J.C. Penney Corp., Inc.	(l)(o)(w)	Retailing	L+425	1.0%	6/23/23	1,229	1,167	1,176
JAKKS Pacific, Inc.		Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,772	2,772
JMC Acquisition Merger Corp.	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,947	121,947
JMC Acquisition Merger Corp.	(p)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,269	35,269
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,615	72,007	76,195
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,927
Kodiak BP, LLC	(g)(h)(j)(k)	Capital Goods	L+725	1.0%	12/1/24	103,288	103,288	102,126
Kodiak BP, LLC	(p)	Capital Goods	L+725	1.0%	12/1/24	4,655	4,655	4,602
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	28,092	28,092	28,092
LD Intermediate Holdings, Inc.	(k)(w)	Software & Services	L+588	1.0%	12/9/22	16,363	15,067	15,299
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	5,675	5,675	5,675
Logan’s Roadhouse, Inc.	(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,275	1,275	1,275
Logan’s Roadhouse, Inc.	(p)(x)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	818	818	818
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	62,078	62,078	47,024
MORSCO, Inc.	(e)(f)(w)	Capital Goods	L+700	1.0%	10/31/23	3,298	3,193	3,364
Moxie Liberty LLC	(f)(h)(w)	Energy	L+650	1.0%	8/21/20	11,575	11,588	10,919
Moxie Patriot LLC	(h)(w)	Energy	L+575	1.0%	12/19/20	5,214	5,195	5,172
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Murray Energy Corp.		Energy	L+900	1.0%	2/12/21		$10,891	$10,810	$10,810
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21		3,354	3,354	3,354
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21		7,826	7,826	7,826
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+378	4.5%	5/5/23		84,472	84,472	83,687
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23		49,689	49,689	49,227
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21		2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(j)(k)	Consumer Services	L+804	1.0%	9/2/22		61,903	61,903	61,903
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22		6,708	6,708	6,708
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+750	1.3%	9/10/19		12,099	12,099	12,099
One Call Corp.	(j)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24		12,090	11,973	11,945
PHRC License, LLC	(g)(h)(j)	Consumer Services	L+850	1.5%	4/28/22		67,500	67,500	69,103
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+886	1.0%	12/19/22		63,068	63,068	64,960
Polymer Additives, Inc.	(h)(k)	Materials	L+833	1.0%	12/19/22		29,005	29,005	29,875
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23		44,247	44,247	45,298
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19		137,162	137,162	140,591
Propulsion Acquisition, LLC	(f)(g)(j)(k)(w)	Commercial & Professional Services	L+600	1.0%	7/13/21		58,568	56,779	57,982
Relation Insurance, Inc.	(f)(g)(h)(j)	Insurance	L+825	1.3%	3/5/19		77,989	77,788	77,989
Relation Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19		27,800	27,800	27,800
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		7,265	7,265	7,373
Rogue Wave Software, Inc.	(j)	Software & Services	L+846	1.0%	9/25/21		24,413	24,412	24,626
Safariland, LLC	(h)(j)	Capital Goods	L+768	1.1%	11/18/23		70,234	70,234	64,352
Sequel Youth and Family Services, LLC	(f)(j)(k)	Health Care Equipment & Services	L+776	1.0%	9/1/22		82,291	82,291	83,110
Sequel Youth and Family Services, LLC	(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4,118	4,118	4,159
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22		154,509	154,509	156,248
SGS Cayman, L.P.	(o)(w)	Software & Services	L+538	1.0%	4/23/21		667	644	642
Sorenson Communications, Inc.	(f)(g)(h)(j)(w)	Telecommunication Services	L+575	2.3%	4/30/20		97,930	97,761	98,358
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(k)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	106,767
Staples Canada, ULC	(o)(v)	Retailing	CDOR+700	1.0%	9/12/23	C$	3,207	2,649	2,455
Strike, LLC	(w)	Energy	L+800	1.0%	5/30/19		$458	456	461
Strike, LLC	(k)(w)	Energy	L+800	1.0%	11/30/22		4,404	4,298	4,475
SunGard Availability Services Capital, Inc.	(f)(i)(w)	Software & Services	L+700	1.0%	9/30/21		10,534	10,452	9,744
SunGard Availability Services Capital, Inc.	(i)(w)	Software & Services	L+1000	1.0%	10/1/22		980	931	969
Sutherland Global Services Inc.	(w)	Software & Services	L+538	1.0%	4/23/21		2,865	2,765	2,758
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,490	19,490	19,855
ThermaSys Corp.	(f)(w)	Capital Goods	L+400	1.3%	5/3/19		4,459	4,459	4,336
Trace3, LLC	(f)(g)(h)(j)	Software & Services	L+750	1.0%	6/6/23		66,584	66,584	67,416
UTEX Industries, Inc.	(k)(w)	Energy	L+400	1.0%	5/21/21		21,943	20,090	21,788
VP Parent Holdings, Inc.	(j)(k)	Software & Services	L+650	1.0%	5/22/25		64,671	64,035	64,088
Warren Resources, Inc.	(e)(j)(x)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14,586	14,586	14,623
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
York Risk Services Holding Corp.	(w)	Insurance	L+375	1.0%	10/1/21	$985	$979	$958
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	37,112	37,112	37,854
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	6,571	6,571	6,703
Total Senior Secured Loans—First Lien							3,580,106	3,530,940
Unfunded Loan Commitments							(256,301)	(256,301)
Net Senior Secured Loans—First Lien							3,323,805	3,274,639
Senior Secured Loans—Second Lien—10.4%
Advantage Sales & Marketing Inc.	(l)(w)	Commercial & Professional Services	L+650	1.0%	7/25/22	341	318	312
American Bath Group, LLC	(k)(w)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,519	7,105
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,349	25,349	25,349
BPA Laboratories Inc.	(j)(w)	Pharmaceuticals, Biotechnology & Life Sciences	L+775		4/29/20	3,272	3,161	3,043
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,608	29,608	28,904
Checkout Holding Corp.	(k)(m)(n)(w)	Media	L+675	1.0%	4/11/22	10,000	9,958	2,575
Chisholm Oil and Gas Operating, LLC	(j)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,892
Crossmark Holdings, Inc.	(k)(m)(n)(w)	Media	L+750	1.3%	12/21/20	7,778	7,786	596
Fairway Group Acquisition Co.	(m)(n)(w)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,651	1,520	182
Gruden Acquisition, Inc.	(j)(w)	Transportation	L+850	1.0%	8/18/23	15,000	14,472	15,088
Inmar, Inc.	(k)(w)	Software & Services	L+800	1.0%	5/1/25	2,615	2,581	2,628
Jazz Acquisition, Inc.	(f)(w)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,732	3,570
LBM Borrower, LLC	(f)(g)(l)(w)	Capital Goods	L+925	1.0%	8/20/23	23,332	23,216	23,507
Logan’s Roadhouse, Inc.	(m)(n)(x)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	15,509	14,840	4,090
LTI Holdings, Inc.	(j)(w)	Materials	L+875	1.0%	5/16/25	9,259	9,097	9,398
P2 Upstream Acquisition Co.	(k)(w)	Energy	L+800	1.0%	4/30/21	14,500	14,633	13,494
Peak 10 Holding Corp.	(k)(w)	Software & Services	L+725	1.0%	8/1/25	2,786	2,761	2,776
Production Resource Group, LLC	(f)(g)(h)(j)	Media	L+850	1.0%	7/23/19	95,599	95,598	93,209
Sequa Mezzanine Holdings L.L.C.	(l)(w)	Capital Goods	L+900	1.0%	4/28/22	1,188	1,197	1,191
Spencer Gifts LLC	(k)(w)	Retailing	L+825	1.0%	6/29/22	20,000	20,070	15,150
Titan Energy Operating, LLC	(g)(j)(m)(n)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	83,834	67,595	14,661
Total Senior Secured Loans—Second Lien							370,011	282,720
Senior Secured Bonds—6.2%
Advanced Lighting Technologies, Inc.	(x)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	11,063	10,925	5,946
APX Group, Inc.	(w)	Consumer Services	7.9%		12/1/22	3,931	3,902	3,906
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,320
Boyne USA Inc.	(w)	Consumer Services	7.3%		5/1/25	44	46	46
DJO Finance LLC	(w)	Health Care Equipment & Services	8.1%		6/15/21	1,563	1,576	1,587
Eagle Intermediate Global Holding B.V.	(o)(w)	Consumer Durables & Apparel	7.5%		5/1/25	1,440	1,472	1,441
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy, LLC	(j)(k)	Energy	9.0%		12/31/21	$46,313	$44,878	$47,239
Genesys Telecommunications Laboratories, Inc.	(w)	Software & Services	10.0%		12/24/20	144	160	161
Global A&T Electronics Ltd.	(k)(o)(w)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	17,719	17,874	16,855
JW Aluminum Co.	(j)(w)	Materials	10.3%		6/1/26	33,001	33,001	33,166
Mood Media Corp.	(j)(o)(x)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	24,043	24,043	24,043
Pisces Midco Inc.	(w)	Capital Goods	8.0%		4/15/26	2,014	1,980	1,944
Ridgeback Resources Inc.	(e)(o)	Energy	12.0%		12/29/20	331	326	331
Sorenson Communications, Inc.	(j)(w)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,927	7,014
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	1,636	1,636	1,634
Talos Production LLC	(w)	Energy	11.0%		4/3/22	4,500	4,723	4,736
Velvet Energy Ltd.	(k)(o)	Energy	9.0%		10/5/23	15,000	15,000	15,675
Total Senior Secured Bonds							169,802	167,044
Subordinated Debt—8.8%
AmWINS Group, Inc.	(l)(w)	Insurance	7.8%		7/1/26	1,327	1,327	1,327
APX Group, Inc.	(w)	Consumer Services	8.8%		12/1/20	1,568	1,404	1,503
Ascent Resources Utica Holdings, LLC	(i)(j)(w)	Energy	10.0%		4/1/22	40,000	40,000	44,050
Aurora Diagnostics, LLC	(j)(w)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,189	5,784	5,585
Avantor, Inc.	(k)(w)	Materials	9.0%		10/1/25	20,000	20,000	20,179
Bellatrix Exploration Ltd.	(o)(w)	Energy	8.5%		5/15/20	5,000	4,957	3,329
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	1,389	1,389	1,389
CEC Entertainment, Inc.	(i)(w)	Consumer Services	8.0%		2/15/22	18,715	18,587	16,563
ClubCorp Holdings, Inc.	(w)	Consumer Services	8.5%		9/15/25	4,679	4,510	4,451
Eclipse Resources Corp.	(i)(o)(w)	Energy	8.9%		7/15/23	9,175	9,038	8,729
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	915	914	908
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,813	5,812	5,762
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,201	1,201	1,189
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,131	1,131	1,119
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	8,347	8,347	8,263
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,365	1,365	1,351
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	715	715	708
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,163	2,163	2,136
Great Lakes Dredge & Dock Corp.	(i)(o)(w)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,208
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	15,000	15,000	15,000
P.F. Chang’s China Bistro, Inc.	(i)(j)(k)(w)	Consumer Services	10.3%		6/30/20	39,928	39,216	36,834
Quorum Health Corp.	(w)	Health Care Equipment & Services	11.6%		4/15/23	1,361	1,356	1,364
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	240	240	240
Sorenson Communications, Inc.	(j)(w)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,144	5,511
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
SRS Distribution Inc.	(w)	Capital Goods	8.3%		7/1/26	$6,013	$5,986	$6,024
Stars Group Holdings B.V.	(l)(o)(w)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,457
SunGard Availability Services Capital, Inc.	(i)(w)	Software & Services	8.8%		4/1/22	5,900	4,741	3,486
Team Health Holdings Inc	(w)	Health Care Equipment & Services	6.4%		2/1/25	893	780	768
TI Group Automotive Systems, LLC	(i)(o)(w)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,571
Vertiv Group Corp.	(w)	Capital Goods	9.3%		10/15/24	8,007	7,806	7,933
York Risk Services Holding Corp.	(i)(j)(k)(w)	Insurance	8.5%		10/1/22	38,070	35,452	35,001
Total Subordinated Debt							258,211	254,938
Unfunded Debt Commitments							(15,000)	(15,000)
Net Subordinated Debt							243,211	239,938
Collateralized Securities—0.9%
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	20.7%		7/15/25	23,263	10,733	14,211
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,012	1,063
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	9.6%		1/25/27	12,140	8,194	8,772
							19,939	24,046

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—10.8%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials				8,000	$197	$400
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	1,108
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	5,412
ACP FH Holdings GP, LLC, Common Equity	(e)(n)	Consumer Durables & Apparel				88,571	88	54
ACP FH Holdings, LP, Common Equity	(e)(n)	Consumer Durables & Apparel				8,768,572	8,769	5,279
Advanced Lighting Technologies, Inc., Common Equity	(n)(x)	Materials				265,747	7,471	—
Advanced Lighting Technologies, Warrants	(n)(x)	Materials			10/4/27	4,189	39	—
Altus Power America Holdings, LLC, Common Equity	(n)	Energy				462,008	462	81
Altus Power America Holdings, LLC, Preferred Equity	(t)	Energy	9.0%, 5.0% PIK		10/3/23	995,935	996	996
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				128,734,129	38,700	33,793
ASG Everglades Holdings, Inc., Common Equity	(n)(x)	Software & Services				625,178	13,475	31,181
ASG Everglades Holdings, Inc., Warrants	(n)(x)	Software & Services			6/27/22	253,704	7,231	7,135
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services				403,955	9,932	—
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment				72,635	116	94
Aurora Diagnostics Holdings, LLC, Warrants	(j)(n)	Health Care Equipment & Services			5/25/27	94,193	686	924
BPA Laboratories, Inc., Series A Warrants	(j)(n)(w)	Pharmaceuticals, Biotechnology & Life Sciences			4/29/24	10,924	—	—
BPA Laboratories, Inc., Series B Warrants	(j)(n)(w)	Pharmaceuticals, Biotechnology & Life Sciences			4/29/24	17,515	—	—
Byrider Holding Corp., Common Equity	(n)	Automobiles & Components				1,389	—	—
Chisholm Oil and Gas, LLC, Series A Units	(n)(r)	Energy				75,000	75	61
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy				3,675	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(n)	Energy				626,806	627	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods				417,400	417	365
Eastman Kodak Co., Common Equity	(n)(w)	Consumer Durables & Apparel				1,846	36	7
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services				33,216	332	1,199
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy				13,000	13,000	3,803
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy				2,437	1,610	719
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy				29,730	7,432	8,659
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy				43,875	10,969	12,833
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services				6,228,866	6,229	4,204
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing				411	1,227	1,215
Harvest Oil & Gas Corp., Common Equity	(e)(n)	Capital Goods				7,166	158	158
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods				666,667	667	1,817
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	(j)(n)(x)	Energy				12,857	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	(j)(n)(x)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials				2,678,947	2,679	2,009
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods				1,449	1,449	1,591
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods				—	—	427
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
JW Aluminum Co., Common Equity	(e)(k)(n)(x)	Materials				548	$—	$—
JW Aluminum Co., Preferred Equity	(e)(k)(x)	Materials	12.5% PIK		11/17/25	4,869	28,541	31,757
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods				2,287,659	2,288	—
Mood Media Corp., Common Equity	(n)(o)(x)	Media				17,400,835	12,644	17,879
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services				2,916,667	2,917	4,521
PDI Parent LLC, Common Equity	(n)	Capital Goods				2,076,923	2,077	1,973
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods				3,000,000	3,000	9,150
PSAV Holdings LLC, Common Equity	(n)	Technology Hardware & Equipment				10,000	6,337	25,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(v)	Energy				817,308	5,022	5,460
Roadhouse Holding Inc., Common Equity	(n)(x)	Consumer Services				4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				124	1,201	1,595
Sequential Brands Group, Inc., Common Equity	(e)(n)(w)	Consumer Durables & Apparel				408,685	5,517	805
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services				43,796	—	36,550
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services				261,364	5,227	5,149
Sunnova Energy Corp., Common Equity	(n)	Energy				384,746	1,444	—
Sunnova Energy Corp., Preferred Equity	(n)	Energy				70,229	374	349
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)	Energy				1,250,000	2,009	625
TE Holdings, LLC, Common Equity	(e)(n)(r)(w)	Energy				717,718	6,101	789
TE Holdings, LLC, Preferred Equity	(e)(n)(w)	Energy				475,758	4,751	3,330
Titan Energy, LLC, Common Equity	(e)(n)(w)	Energy				200,040	6,321	76
Warren Resources, Inc., Common Equity	(n)(x)	Energy				2,371,337	11,145	8,893
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy				1,613,753	1,372	706
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services				620,025	4,929	6,260
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services				563,932	4,929	5,530
Zeta Interactive Holdings Corp., Warrants	(n)	Software & Services			4/20/27	84,590	—	316
Total Equity/Other							265,904	292,237
TOTAL INVESTMENTS—157.7%							$4,392,672	4,280,624
LIABILITIES IN EXCESS OF OTHER ASSETS—(57.7%)								(1,566,552)
NET ASSETS—100.0%								$2,714,072

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or L, was 2.34%, and the U.S. Prime Lending Rate, or Prime, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of underlying investment.

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
As of June 30, 2018
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

(l)
Position or portion thereof unsettled as of June 30, 2018.

(m)
Security was on non-accrual status as of June 30, 2018.

(n)
Security is non-income producing.

(o)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, 89.9% of the Company’s total assets represented qualifying assets.

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

(u)
Investment denominated in British pounds. Cost and fair value are converted into U.S. dollars at an exchange rate of  £1.00 to $1.32 as of June 30, 2018.

(v)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018.

(w)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).

(x)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2018:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of June 30, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9,218	$—	$—	$(46)	$116	$7	$(123)	$9,172	$550	$—	$—
H.M. Dunn Co., Inc.(2)	—	64,286	—	—	—	(25,715)	(26,639)	11,932	1,656	—	—
Logan’s Roadhouse, Inc.	4,669	—	1,914	(908)	—	(8)	8	5,675	—	402	—
Logan’s Roadhouse, Inc.(3)	—	—	1,275	—	—	—	—	1,275	479	457	—
Warren Resources, Inc.	43,613	—	104	(28,068)	—	—	(1,026)	14,623	1,090	104	1,123
Senior Secured Loans—Second Lien
JW Aluminum Co.	34,382	—	—	(33,874)	1	7	(516)	—	1,492	—	—
Logan’s Roadhouse, Inc.	6,771	—	194	—	6	—	(2,881)	4,090	188	194	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	10,278	—	647	—	—	—	(4,979)	5,946	1,188	646	—
JW Aluminum Co.	—	—	33,001	—	—	—	165	33,166	282	—	—
Mood Media Corp.	23,219	—	939	—	—	—	(115)	24,043	2,075	939	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	5,900	—	—	—	—	—	(5,900)	—	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	26	—	—	—	—	—	(26)	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	30,727	—	—	—	—	—	454	31,181	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,951	—	—	—	—	—	184	7,135	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A(2)	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B(2)	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	15,074	—	15,680	—	23	—	980	31,757	2,002	1,473	—
Mood Media Corp.	28,659	—	—	—	—	—	(10,780)	17,879	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	4,031	—	—	—	—	—	4,862	8,893	—	—	—
Total	$223,518	$64,286	$53,754	$(62,896)	$146	$(25,709)	$(46,332)	$206,767	$11,002	$4,215	$1,123

(1)
Interest, PIK and fee income presented for the six months ended June 30, 2018.

(2)
The Company held this investment as of December 31, 2017 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

(3)
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2018, the Company had seven wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
As the Company previously announced on April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor, LLC, or FSIC II Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the FS/KKR Advisor investment advisory and administrative services agreement, with FS/KKR Advisor, LLC, or FS/KKR Advisor, a newly-formed investment adviser jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments) and by KKR Credit Advisors (US), LLC, or KKR Credit, pursuant to which FS/KKR Advisor acts as investment adviser to the Company. The FS/KKR Advisor investment advisory and administrative services agreement replaced the investment advisory and administrative services agreement, dated February 8, 2012, or the FSIC II Advisor investment advisory and administrative services agreement, by and between the Company and FSIC II Advisor.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the FS/KKR Advisor investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The Company accrues for the capital gains incentive fee, which, if earned, is paid annually. The Company accrues the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/KKR Advisor is based on realized gains and no such fee is payable with respect to unrealized gains unless and until such gains are actually realized. The terms of the incentive fee on capital gains were substantially similar under the FSIC II Advisor investment advisory and administrative services agreement.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement is calculated and payable quarterly in arrears, and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC II Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC II Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, FS/KKR Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC II Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/KKR Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC II Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, FS/KKR Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
Partial Loan Sales: The Company follows the guidance in ASC Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 8 for additional information regarding the Company’s secured borrowing.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the six months ended June 30, 2018, the Company recognized $4,130 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	6,590,215	$56,981	6,883,757	$62,334
Share Repurchase Program	(6,775,793)	(58,953)	(5,698,138)	(51,501)
Net Proceeds from Share Transactions	(185,578)	$(1,972)	1,185,619	$10,833
During the period from July 1, 2018 to August 10, 2018, the Company issued 1,070,888 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $9,102,548 at an average price per share of  $8.50. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	30,515
Total		5,698,138				$51,501
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28%	1.04%	$8.800	$29,993
March 31, 2018	April 2, 2018	3,367,488	21%	1.03%	$8.600	28,960
Total		6,775,793				$58,953

On July 3, 2018, the Company repurchased 3,296,879 shares of common stock (representing 20% of the shares of common stock tendered for repurchase and 1.01% of the shares outstanding as of such date) at $8.50 per share for aggregate consideration totaling $28,023.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, FS/KKR Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/KKR Advisor may be entitled to under the FS/KKR Advisor investment advisory and administrative services agreement.
Pursuant to the FSIC II Advisor investment advisory and administrative services agreement, FSIC II Advisor was entitled to an annual base management fee equal to 2.0% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective March 5, 2015, FSIC II Advisor had agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC II Advisor under the FSIC II Advisor investment advisory and administrative services agreement with respect to each year.

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
Pursuant to the FS/KKR Advisor investment advisory and administrative services agreement, the Company reimburses FS/KKR Advisor for expenses necessary to perform services related to its administration and operations, including FS/KKR Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of FS/KKR Advisor. The Company reimburses FS/KKR Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of  (1) FS/KKR Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/KKR Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of FS/KKR Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to FS/KKR Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC II Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the FS/KKR Advisor investment advisory and administrative services agreement.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC II Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative agreement, as applicable, during the three and six months ended June 30, 2018 and 2017:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$18,660	$22,547	$40,740	$44,832
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$1,480	$14,716	$7,055	$32,215
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$790	$864	$1,572	$1,731

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the three and six months ended June 30, 2018 are net of waivers of  $278 and $3,432, respectively, and the amounts shown for the three and six months ended June 30, 2017 are net of waivers of  $3,221 and $6,404, respectively. During the six months ended June 30, 2018 and 2017, $44,675 and $43,895, respectively, in base management fees were paid to FSIC II Advisor. As of June 30, 2018, $18,660 in base management fees were payable to FSIC II Advisor and FS/KKR Advisor.

(2)
During the six months ended June 30, 2018 and 2017, $24,704 and $33,992, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor. As of June 30, 2018, a subordinated incentive fee on income of $1,480 was payable to FSIC II Advisor and FS/KKR Advisor.

(3)
During the six months ended June 30, 2018 and 2017, $1,297 and $1,669, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $1,210 and $1,394 in administrative services expenses to FSIC II Advisor and FS/KKR Advisor during the six months ended June 30, 2018 and 2017, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	$0.1885	61,505
Total	$0.3770	$122,941
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	$0.1885	61,146
Total	$0.3770	$122,299
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On May 11, 2018 and August 1, 2018, the Company’s board of directors declared regular monthly cash distributions for July 2018 through September 2018 and October 2018

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

through December 2018, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2018 and 2017:
Six Months Ended June 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	122,299	100%	122,941	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—
Total	$122,299	100%	$122,941	100%

(1)
During the six months ended June 30, 2018 and 2017, 95.3% and 93.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.1% and 2.5%, respectively, was attributable to non-cash accretion of discount and 3.6% and 4.3%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2018 and 2017 was $118,325 and $129,954, respectively. As of June 30, 2018 and December 31, 2017, the Company had $69,174 and $73,147, respectively, of undistributed net investment income and $198,870 and $201,927, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2018 and 2017:
	Six Months Ended June 30,
	2018	2017
GAAP-basis net investment income	$120,454	$132,529
Income subject to tax not recorded for GAAP	3,500	—
GAAP versus tax-basis impact of consolidation of certain subsidiaries	3,569	3,860
Reclassification of unamortized original issue discount, prepayment fees and other income	(8,525)	(4,354)
Other miscellaneous differences	(673)	(2,081)
Tax-basis net investment income	$118,325	$129,954

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
As of June 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$69,174	$73,147
Capital loss carryover(1)	(198,870)	(201,927)
Other temporary differences	(145)	(148)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain (loss) on foreign currency(2)	(154,996)	(23,326)
Total	$(284,837)	$(152,254)

(1)
Net capital losses recognized may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2018, the Company had no short-term capital loss carryforwards and had long-term capital loss carryforwards available to offset future realized capital gains of  $198,870.

(2)
As of June 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $173,077 and $204,958, respectively. As of June 30, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $328,073 and $228,284, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,435,803 and $4,620,326 as of June 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(155,179) and $(22,732) as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the Company had a deferred tax liability of  $6,499 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $18,750 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $12,251. For the six months ended June 30, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,323,805	$3,274,639	76%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	370,011	282,720	7%	385,761	327,135	7%
Senior Secured Bonds	169,802	167,044	4%	123,045	124,673	3%
Subordinated Debt	243,211	239,938	5%	369,864	366,048	8%
Collateralized Securities	19,939	24,046	1%	20,435	25,763	1%
Equity/Other	265,904	292,237	7%	296,470	332,905	7%
Total	$4,392,672	$4,280,624	100%	$4,603,708	$4,597,594	100%

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
As of June 30, 2018, the Company did not “control” any of its portfolio companies. As of June 30, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (x) to the unaudited consolidated schedule of investments as of June 30, 2018 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2018, the Company had twenty-three senior secured loan investments with aggregate unfunded commitments of  $256,301, one subordinated debt investment with an unfunded commitment of  $15,000 and one unfunded commitment to purchase up to $112 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty-one senior secured loan investments with aggregate unfunded commitments of  $241,977, one subordinated debt investment with an unfunded commitment of  $18,989, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$34,032	1%	$33,322	1%
Capital Goods	847,581	20%	787,878	17%
Commercial & Professional Services	342,327	8%	501,745	11%
Consumer Durables & Apparel	298,213	7%	351,135	8%
Consumer Services	324,474	8%	394,163	9%
Diversified Financials	80,253	2%	76,847	2%
Energy	417,409	10%	499,739	11%
Food & Staples Retailing	3,208	0%	3,477	0%
Food, Beverage & Tobacco	81,391	2%	52,484	1%
Health Care Equipment & Services	281,821	7%	261,085	6%
Insurance	115,275	3%	118,271	2%
Materials	407,877	9%	423,964	9%
Media	283,956	7%	298,418	6%
Pharmaceuticals, Biotechnology & Life Sciences	3,043	0%	3,239	0%
Retailing	183,392	4%	182,631	4%
Semiconductors & Semiconductor Equipment	16,855	0%	18,069	0%
Software & Services	337,385	8%	284,561	6%
Technology Hardware & Equipment	59,711	1%	78,154	2%
Telecommunication Services	147,433	3%	147,780	3%
Transportation	14,988	0%	80,632	2%
Total	$4,280,624	100%	$4,597,594	100%

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
As of June 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$888	$6,368
Level 2—Significant other observable inputs	739,609	—
Level 3—Significant unobservable inputs	3,540,127	4,591,226
Total	$4,280,624	$4,597,594

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
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the Company’s board of directors, or the valuation committee, and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$3,421,070	$327,135	$124,673	$366,048	$25,763	$326,537	$4,591,226
Accretion of discount (amortization of premium)	324	27	302	—	3	24	680
Net realized gain (loss)	(25,735)	611	(1,852)	—	—	13,751	(13,225)
Net change in unrealized appreciation (depreciation)	(60,296)	(31,851)	(3,427)	(1,194)	(1,221)	(8,703)	(106,692)
Purchases	403,406	6,944	—	18,783	392	31,385	460,910
Paid-in-kind interest	2,562	754	1,649	1,544	—	1,475	7,984
Sales and repayments	(421,497)	(38,711)	(18,099)	(58,206)	(891)	(71,553)	(608,957)
Net transfers in or out of Level 3(1)	(392,341)	(82,804)	(7,058)	(303,910)	—	(5,686)	(791,799)
Fair value at end of period	$2,927,493	$182,105	$96,188	$23,065	$24,046	$287,230	$3,540,127
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,537)	$(31,083)	$(4,473)	$(599)	$(1,221)	$(6,298)	$(101,211)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	4,907	4,164	302	1,645	3	—	11,021
Net realized gain (loss)	524	(9,639)	(19,350)	(16,032)	(167)	1,407	(43,257)
Net change in unrealized appreciation (depreciation)	24,755	(4,259)	19,735	32,275	(669)	(15,434)	56,403
Purchases	913,141	115,429	25,469	130,613	—	35,859	1,220,511
Paid-in-kind interest	2,433	6,490	23	1,330	—	656	10,932
Sales and repayments	(544,122)	(395,622)	(13,845)	(52,205)	(2,230)	(9,539)	(1,017,563)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,265,727	$435,534	$160,419	$500,023	$20,110	$344,246	$4,726,059
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,952	$(14,621)	$(545)	$12,402	$(512)	$(37,227)	$(25,551)

(1)
As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at June 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,552,773	Market Comparables	Market Yield (%)	6.8% – 14.2%	10.1%
			EBITDA Multiples (x)	5.3x – 9.0x	8.2x
	317,706	Other(2)	Other	N/A	N/A
	57,014	Cost	Cost	100.0% – 100.0%	100.0%
Senior Secured Loans—Second Lien	167,444	Market Comparables	Market Yield (%)	9.7% – 18.2%	16.1%
			EBITDA Multiples (x)	5.3x – 5.8x	5.5x
	14,661	Other(2)	Other	N/A	N/A
Senior Secured Bonds	48,950	Market Comparables	Market Yield (%)	7.5% – 12.6%	8.3%
			EBITDA Multiples (x)	5.0x – 9.0x	7.4x
			Production Multiples (Mboe/d)	$47,500.0 – $52,500.0	$50,000.0
			Proved Reserves Multiples (Mmboe)	$16.0 – $17.5	$16.8
			PV-10 Multiples (x)	1.1x – 1.2x	1.1x
	47,239	Other(2)	Other	N/A	N/A
Subordinated Debt	23,066	Market Comparables	Market Yield (%)	14.8% – 20.3%	15.3%
			EBITDA Multiples (x)	11.2x – 11.7x	11.4x
Collateralized Securities	24,046	Market Quotes	Indicative Dealer Quotes	61.1% – 100.3%	66.9%
Equity/Other	236,276	Market Comparables	Market Yield (%)	16.5% – 17.0%	16.7%
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.3x – 14.0x	7.7x
			Production Multiples (Mboe/d)	$37,500.0 – $52,500.0	$48,711.9
			Production Multiples (MMcfe/d)	$4,000.0 – $4,500.0	$4,250.0
			Proved Reserves Multiples (Bcfe)	$1.0 – $1.1	$1.0
			Proved Reserves Multiples (Mmboe)	$8.5 – $17.5	$15.8
			PV-10 Multiples (x)	1.1x – 2.1x	1.9x
		Discounted Cash Flow	Discount Rate (%)	13.5% – 15.5%	14.5%
		Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	50,952	Other(2)	Other	N/A	N/A
Total	$3,540,127

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,947,886	Market Comparables	Market Yield (%)	4.8% – 14.0%	9.2%
			EBITDA Multiples (x)	5.0x – 8.0x	7.3x
	80,848	Other(2)	Other	N/A	N/A
	392,336	Market Quotes	Indicative Dealer Quotes	25.0% – 102.8%	98.2%
Senior Secured Loans—Second Lien	244,330	Market Comparables	Market Yield (%)	8.3% – 20.7%	14.2%
			EBITDA Multiples (x)	5.0x – 6.5x	6.1x
	82,805	Market Quotes	Indicative Dealer Quotes	13.2% – 102.3%	89.2%
Senior Secured Bonds	89,268	Market Comparables	Market Yield (%)	7.7% – 12.3%	8.7%
			EBITDA Multiples (x)	4.8x – 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 – $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $11.3	$10.8
			PV-10 Multiples (x)	0.8x – 0.8x	0.8x
	28,347	Other(2)	Other	N/A	N/A
	7,058	Market Quotes	Indicative Dealer Quotes	100.5% – 100.5%	100.5%
Subordinated Debt	62,138	Market Comparables	Market Yield (%)	7.8% – 14.8%	10.2%
			EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	303,910	Other(2)	Indicative Dealer Quotes	52.0% – 108.5%	97.9%
Collateralized Securities	25,763	Market Quotes	Indicative Dealer Quotes	63.3% – 100.2%	72.1%
Equity/Other	260,420	Market Comparables	Market Yield (%)	15.3% – 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 – $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x – 23.5x	7.9x
			Production Multiples (Mboe/d)	$32,500.0 – $51,250.0	$35,881.4
			Production Multiples (MMcfe/d)	$5,000.0 – $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 – $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 – $11.3	$8.9
			PV-10 Multiples (x)	0.8x – 2.6x	2.2x
		Discounted Cash Flow	Discount Rate (%)	11.0% – 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% – 36.5%	35.4%
	60,431	Other(2)	Other	N/A	N/A
	5,686	Market Quotes	Indicative Dealer Quotes	0.0% – 9.8%	8.1%
Total	$4,591,226

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2018 are discussed below.
	As of June 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	166,933	33,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	204,146	45,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	177,000	73,000	August 19, 2020
Dunning Creek Credit Facility	Term Loan Credit Facility	L+1.85%	72,000	—	September 27, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	2,457(3)	117,543	February 23, 2021
Total			$1,972,536	$269,464

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

(3)
Amount includes borrowing in Canadian Dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Repurchase Facility	$—	$—	$—	$1,730	$111	$1,841
Green Creek Credit Facility	6,077	1	6,078	1,848	37	1,885
Cooper River Credit Facility	2,278	116	2,394	1,527	115	1,642
Wissahickon Creek Credit Facility	2,612	264	2,876	2,180	265	2,445
Darby Creek Credit Facility	2,730	138	2,868	2,455	341	2,796
Dunning Creek Credit Facility	1,281	44	1,325	1,039	101	1,140
Juniata River Credit Facility	10,618	364	10,982	7,961	365	8,326
FSIC II Revolving Credit Facility	315	13	328	366	12	378
Partial Loan Sale(3)	—	—	—	117	4	121
Total	$25,911	$940	$26,851	$19,223	$1,351	$20,574

(1)
Borrowings of each of the Company’s special-purpose financing subsidiaries (as defined below) are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense may include the effect of non-usage fees and/or make-whole fees.

(3)
Total interest expense for the secured borrowing includes the effect of amortization of discount.

For the six months ended June 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Six Months Ended June 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Repurchase Facility	$—	$—	$—	$5,249	$245	$5,494
Green Creek Credit Facility	11,038	268	11,306	1,848	37	1,885
Cooper River Credit Facility	3,975	230	4,205	2,958	230	3,188
Wissahickon Creek Credit Facility	5,224	526	5,750	4,230	478	4,708
Darby Creek Credit Facility	5,516	388	5,904	4,739	678	5,417
Dunning Creek Credit Facility	2,646	136	2,782	1,810	204	2,014
Juniata River Credit Facility	19,860	725	20,585	15,794	726	16,520
FSIC II Revolving Credit Facility	477	25	502	679	42	721
Partial Loan Sale(3)	—	—	—	230	8	238
Total	$48,736	$2,298	$51,034	$37,537	$2,648	$40,185

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $2,140,267 and 4.53%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings was 5.01%.
On May 14, 2018, Dunning Creek LLC entered into an amendment to the Dunning Creek credit facility. The amendment provided for, among other things, (i) the extension of the maturity date to September 27, 2018, (ii) a scheduled mandatory repayment of at least $75,000 of the borrowings outstanding under the facility on or before June 28, 2018, (iii) the removal of the availability of revolving credit under the credit facility such that Dunning Creek LLC will no longer be permitted to reborrow loans once repaid, (iv) the increase of the interest rate to three-month LIBOR plus 1.85% per annum, and (v) the removal of certain fees.
On June 1, 2018, Cooper River LLC entered into an amendment to the Cooper River credit facility to extend the reinvestment period to July 30, 2018.
Note 9. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. Management of FS/KKR Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and the year ended December 31, 2017:
	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.73	$8.90
Results of operations(2)
Net investment income	0.37	0.83
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	(0.41)	(0.25)
Net increase (decrease) in net assets resulting from operations	(0.04)	0.58
Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.75)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.31	8.73
Shares outstanding, end of period	326,562,759	326,748,337
Total return(6)	(0.59)%	6.59%
Total return (without assuming reinvestment of distributions)(6)	(0.46)%	6.52%
Ratio/Supplemental Data:
Net assets, end of period	$2,714,072	$2,853,021
Ratio of net investment income to average net assets(7)	8.66%	9.32%
Ratio of operating expenses and excise taxes to average net assets(7)	7.82%	9.10%
Ratio of net operating expenses and excise taxes to average net assets(7)	7.58%	8.66%
Portfolio turnover(8)	13.48%	39.62%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,972,536	$2,184,479
Asset coverage per unit(9)	2.38	2.31

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights (continued)

(4)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s DRP. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share.

(5)
The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the period.

(6)
The total return for each period presented was calculated based on the change in net asset value during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns (with and without assuming reinvestment of distributions) do not consider the effect of any selling commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The total returns (with and without assuming reinvestment of distributions) include the effect of the issuance of shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns (with and without assuming reinvestment of distributions) in the table should not be considered representations of the Company’s future total returns (with and without assuming reinvestment of distributions), which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to stockholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2018 are annualized. Annualized ratios for the six months ended June 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.51%	2.11%
Ratio of interest expense to average net assets	3.67%	2.97%
Ratio of excise taxes to average net assets	—%	0.08%
(8)
Portfolio turnover for the six months ended June 30, 2018 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 11. Subsequent Events
Revolving Credit Facility
On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Revolving Credit Facility, with Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation III, JPMorgan Chase Bank, N.A., or JPMCB, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

amount of up to $3,435,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Revolving Credit Facility provides that the Company may borrow up to a sublimit of  $650,000 of the total facility amount, which sublimit may be reduced or increased from time to time pursuant to the terms of the Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, including Cobbs Creek LLC, IC II American Energy Investments, Inc., Wissahickon Creek LLC, FSIC II Investments, Inc., IC II Altus Investments, LLC, IC II Arches Investments, LLC and Dunning Creek LLC. The Company’s obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Availability under the Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Revolving Credit Facility will mature on August 9, 2023. The Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.
The proceeds of the Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all loans outstanding on the Effective Date under (i) the Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, the lenders party thereto and ING as administrative agent (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), (ii) the Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders party thereto (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date) and (iii) the Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral bank and collateral custodians, and the lenders and lender agents party thereto (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date).
Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. Interest under the Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMCB, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.25%. The Revolving Credit Facility will be subject to a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the Revolving Credit Facility during the revolving period. The Company will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
In connection with the Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Subsequent Events (continued)

must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.
The Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMCB, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.

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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Purchases	$400,906	$600,847
Sales and Repayments	(492,601)	(793,671)
Net Portfolio Activity	$(91,695)	$(192,824)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$265,112	66%	$429,248	71%
Senior Secured Loans—Second Lien	24,731	6%	31,675	5%
Senior Secured Bonds	46,866	12%	64,766	11%
Subordinated Debt	39,598	10%	43,381	7%
Collateralized Securities	(267)	0%	392	0%
Equity/Other	24,866	6%	31,385	6%
Total	$400,906	100%	$600,847	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,323,805	$3,274,639	76%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	370,011	282,720	7%	385,761	327,135	7%
Senior Secured Bonds	169,802	167,044	4%	123,045	124,673	3%
Subordinated Debt	243,211	239,938	5%	369,864	366,048	8%
Collateralized Securities	19,939	24,046	1%	20,435	25,763	1%
Equity/Other	265,904	292,237	7%	296,470	332,905	7%
Total	$4,392,672	$4,280,624	100%	$4,603,708	$4,597,594	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2018 and December 31, 2017:
	June 30, 2018	December 31, 2017
Number of Portfolio Companies	142	131
% Variable Rate (based on fair value)	83.0%	82.4%
% Fixed Rate (based on fair value)	10.2%	9.9%
% Income Producing Equity or Other Investments (based on fair value)	0.8%	0.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	6.0%	7.3%
Average Annual EBITDA of Portfolio Companies	$138,100	$108,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.8%	98.8%
% of Investments on Non-Accrual (based on fair value)	1.1%	0.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.4%	9.8%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of June 30, 2018 and December 31, 2017 and our distribution reinvestment price of  $8.50 as of June 30, 2018 and $8.80 as of December 31, 2017, the annualized distribution rate to stockholders as of June 30, 2018 and December 31, 2017 was 8.87% and 8.57%, respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the six months ended June 30, 2018, our total return was (0.59)% and our total return without assuming reinvestment of distributions was (0.46)%. During the year ended December 31, 2017, our total return was 6.59% and our total return without assuming reinvestment of distributions was 6.52%.
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and in the future may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 10 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and six months ended June 30, 2018:
New Direct Originations	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Total Commitments (including unfunded commitments)	$202,106	$386,196
Exited Investments (including partial paydowns)	(282,387)	(513,760)
Net Direct Originations	$(80,281)	$(127,564)

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$194,395	96%	$363,632	94%
Senior Secured Loans—Second Lien	—	—	6,944	2%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	1,389	—%
Collateralized Securities	—	—	—	—
Equity/Other	7,711	4%	14,230	4%
Total	$202,106	100%	$386,195	100%

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Average New Direct Origination Commitment Amount	$18,373	$22,717
Weighted Average Maturity for New Direct Originations	6/29/2024	3/12/2024
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	10.5%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	10.5%	10.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	9.2%	9.5%
The following table presents certain selected information regarding our direct originations as of June 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2018	December 31, 2017
Number of Portfolio Companies	74	75
Average Annual EBITDA of Portfolio Companies	$83,400	$71,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.9x	4.8x
% of Investments on Non-Accrual (based on fair value)	1.2%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.4%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	9.8%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,579,306	83%	$3,812,590	83%
Opportunistic	500,382	12%	634,049	14%
Broadly Syndicated/Other	200,936	5%	150,955	3%
Total	$4,280,624	100%	$4,597,594	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2018 and December 31, 2017:
	June 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$253,953	6%	$353,707	8%
2	3,383,690	79%	3,821,037	83%
3	515,466	12%	332,397	7%
4	55,534	1%	6,771	0%
5	71,981	2%	83,682	2%
Total	$4,280,624	100%	$4,597,594	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017
Revenues
Our investment income for the three and six months ended June 30, 2018 and 2017 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$100,380	93%	$100,074	81%	$200,536	89%	$205,761	81%
Paid-in-kind interest income	3,213	3%	6,155	5%	8,191	4%	10,932	4%
Fee income	4,509	4%	17,621	14%	9,583	4%	39,100	15%
Dividend income	—	—%	11	0%	7,494	3%	11	0%
Total investment income(1)	$108,102	100%	$123,861	100%	$225,804	100%	$255,804	100%

(1)
For the three months ended June 30, 2018 and 2017, such revenues represent $103,826 and $116,247, respectively, of cash income earned as well as $4,276 and $7,614, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the six months ended June 30, 2018 and 2017, such revenues represent $215,208 and $238,373, respectively, of cash income earned as well as $10,596 and $17,431, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The decrease in interest income and PIK interest income during the three and six months ended June 30, 2018 compared to the three months and six months ended June 30, 2017 was primarily due to the prepayment of certain higher yielding assets and fewer direct originations during the three months and six ended June 30, 2018. The decrease in fee income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was primarily due to the decrease of structuring and prepayment activity during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
The increase in dividend income during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2018.

Expenses
Our operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$18,938	$25,768	$44,172	$51,236
Subordinated income incentive fees	1,480	14,716	7,055	32,215
Administrative services expenses	790	864	1,572	1,731
Stock transfer agent fees	501	501	996	996
Accounting and administrative fees	411	438	832	869
Interest expense	26,851	20,574	51,034	40,185
Directors’ fees	295	295	799	571
Expenses associated with our independent audit and related fees	75	127	201	253
Legal fees	290	370	324	405
Printing fees	140	382	193	660
Other	546	515	1,604	558
Total operating expenses	$50,317	$64,550	$108,782	$129,679
Management fee waiver	(278)	(3,221)	(3,432)	(6,404)
Net operating expenses	$50,039	$61,329	$105,350	$123,275

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	1.84%	2.19%	3.91%	4.43%
Ratio of management fee waiver to average net assets	(0.01)%	(0.11)%	(0.12)%	(0.23)%
Ratio of net operating expenses to average net assets	1.83%	2.08%	3.79%	4.20%
Ratio of incentive fees and interest expense to average net assets(1)	1.04%	1.20%	2.09%	2.47%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.79%	0.88%	1.70%	1.73%

(1)
Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing facilities and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $58,063 ($0.18 per share) and $62,532 ($0.19 per share) for the three months ended June 30, 2018 and 2017, respectively. The decrease in net investment income for the three months ended June 30, 2018 can be attributed to the decrease in interest and fee income as discussed above.
Our net investment income totaled $120,454 ($0.37 per share) and $132,529 ($0.41 per share) for the six months ended June 30, 2018 and 2017, respectively. The decrease in net investment income for the six months ended June 30, 2018 can be attributed to the decrease in interest and fee income as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$(10,015)	$(23,756)	$(29,309)	$(43,257)
Net realized gain (loss) on foreign currency	(339)	317	(666)	317
Total net realized gain (loss)	$(10,354)	$(23,439)	$(29,975)	$(42,940)

(1)
We sold investments and received principal repayments, respectively, of  $219,863 and $272,738 during the three months ended June 30, 2018 and $216,553 and $384,478 during the three months ended June 30, 2017. We sold investments and received principal repayments, respectively, of  $275,532 and $518,139 during the six months ended June 30, 2018 and $306,632 and $710,931 during the six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and foreign currency for the three and six months ended June 30, 2018 and 2017 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(17,322)	$(6,424)	$(105,934)	$51,729
Net change in unrealized appreciation (depreciation) on secured borrowing	—	(2)	—	(36)
Net change in unrealized gain (loss) on foreign currency	367	(184)	777	(184)
Total net change in unrealized appreciation (depreciation)	$(16,955)	$(6,610)	$(105,157)	$51,509

During the three and six months ended June 30, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments and a reversal of unrealized appreciation into a realized gain for one of our equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2018 and 2017, the net decrease in net assets resulting from operations was $30,754 ($0.09 per share) and $32,483 ($0.10 per share), respectively.
For the six months ended June 30, 2018, the net decrease in net assets resulting from operations was $(14,678) ($(0.05) per share) compared to a net increase in net assets resulting from operations of  $141,098 ($0.43 per share) during the six months ended June 30, 2017.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2018, we had $411,403 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $269,464 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2018, we had twenty-three senior secured loan investments with aggregate unfunded commitments of  $256,301, one subordinated debt investment with an unfunded commitment of  $15,000, one unfunded commitment to purchase up to $112 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2018:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	166,933	33,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	204,146	45,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	177,000	73,000	August 19, 2020
Dunning Creek Credit Facility	Term Loan Credit Facility	L+1.85%	72,000	—	September 27, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note(2)	2,457(3)	117,543	February 23, 2021
Total			$1,972,536	$269,464

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

(3)
Amount includes borrowing in Canadian Dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

For additional information regarding our financing arrangements, see Notes 8 and 11 to our unaudited consolidated financial statements included herein.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our “investment company taxable income,” determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our U.S. stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	$0.1885	61,505
Total	$0.3770	$122,941
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	$0.1885	61,146
Total	$0.3770	$122,299

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2018 and 2017.
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
ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. We did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, we did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the six months ended June 30, 2018, we recognized $4,130 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the six months ended June 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the six months ended June 30, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2018 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	—	$500,000	—	—
Cooper River Credit Facility(3)	May 29, 2020	$166,933	—	$166,933	—	—
Wissahickon Creek Credit Facility(4)	February 18, 2022	$204,146	—	—	$204,146	—
Darby Creek Credit Facility(2)	August 19, 2020	$177,000	—	$177,000	—	—
Dunning Creek Credit Facility(2)	September 27, 2018	$72,000	$72,000	—	—	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
FSIC II Revolving Credit Facility(5)	February 23, 2021	$2,457	—	$2,457	—	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2018, no amounts remained unused under the financing arrangement.

(3)
At June 30, 2018, $33,067 remained unused under the Cooper River credit facility.

(4)
At June 30, 2018, $45,854 remained unused under the Wissahickon Creek credit facility.

(5)
At June 30, 2018, $117,543 remained unused under the ING credit facility. Borrowings in Euros and Canadian dollars. Canadian dollar balance outstanding of CAD $3,229 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 83% of our portfolio investments (based on fair value) paid variable interest rates, 10.2% paid fixed interest rates, 6% were non-income producing senior secured loans or equity/other investments and the remaining 0.8% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(33,230)	$(16,286)	$(16,944)	(5.0)%
No change	—	—	—	—
Up 100 basis points	$34,222	$16,287	$17,935	5.3%
Up 300 basis points	$103,959	$48,859	$55,100	16.2%
Up 500 basis points	$174,812	$81,432	$93,380	27.4%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.   Risk Factors.
There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2017, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2018, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	3,367,488	$8.60	3,367,488	(1)
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
Total	3,367,488	$8.80	3,367,488	(1)

(1)
The maximum number of shares available for repurchase on April 2, 2018 was 3,367,488. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

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

10.5	Amended and Restated Indenture, dated as of February 6, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.6	Lehigh River LLC Class A Floating Rate Secured Note, due 2023. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 30, 2012.)
10.7	Supplemental Indenture No. 1, dated as of April 23, 2013, by and between Lehigh River LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.8	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2013.)
10.9	Lehigh River LLC Class A Floating Rate Secured Note, due 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.10	TBMA/ISMA 2000 Amended and Restated Global Master Repurchase Agreement, by and between JPMorgan Chase Bank, N.A., London Branch, and Cobbs Creek LLC, together with the related Annex and Amended and Restated Confirmation thereto, each dated as of April 23, 2013. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2013.)
10.11	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)

10.12*	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator.
10.13	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.14	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.15	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.16	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.17	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.18	Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as borrower, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account bank and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.19	Purchase and Sale Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.20	Collateral Management Agreement, dated as of February 19, 2014, by and between Wissahickon Creek LLC and the Company, as collateral manager. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.21	Securities Account Control Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, as pledgor, Wells Fargo Bank, National Association, as collateral agent, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.22	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.23	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.24	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.25	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.26	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.27	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.28	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.29	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.30	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.31	Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.32	First Amendment to Credit Agreement, dated as of June 4, 2014, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2014.)
10.33	Second Amendment to Credit Agreement, dated as of May 14, 2015, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.34	Third Amendment to Credit Agreement, dated as of May 13, 2016, by and among Dunning Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)
10.35	Fourth Amendment to Credit Agreement, dated as of May 12, 2017, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.36	Fifth Amendment to Credit Agreement, dated as of May 14, 2018, by and between Dunning Creek LLC and Deutsche Bank AG, New York Branch, as administrative agent and lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018.)

10.37	Custodial Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, as borrower, the Company, as manager, Deutsche Bank AG, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as custodian. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.38	Security Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.39	Sale and Contribution Agreement, dated as of May 14, 2014, by and between the Company, as seller, and Dunning Creek LLC, as purchaser. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.40	Investment Management Agreement, dated as of May 14, 2014, by and between Dunning Creek LLC and the Company, as Investment Manager. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 19, 2014.)
10.41	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.42	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.43	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.44	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.45	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.46	Indenture, dated as of December 15, 2014, by and between Green Creek LLC and Citibank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.47	Green Creek LLC Floating Rate Notes due 2026. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.48	September 1996 Version Master Repurchase Agreement between Goldman Sachs Bank USA and Schuylkill River LLC, together with the related Annex and Master Confirmation thereto, each dated as of December 15, 2014. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 19, 2014.)
10.49
Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)

10.50	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated April 25, 2016, by and among the Company, ING Capital LLC, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)
10.51	Incremental Commitment and Assumption Agreement, dated April 26, 2016, by and among the Company, ING Capital LLC, as administrative agent, the lenders party thereto and the assuming lenders party thereto. (Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 13, 2016.)

10.52	Consent and Modification Letter to Senior Secured Revolving Credit Agreement, dated as of March 16, 2018, among FS Investment Corporation II, the several banks and other financial institutions or entities from time to time party thereto and ING Capital LLC, as administrative agent. (Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 filed on May 15, 2018).
10.53	Guarantee, Pledge and Security Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as revolving administrative agent and collateral agent, the subsidiary guarantors party thereto and each financing agent and designated indebtedness holder party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.54	Control Agreement, dated as of February 23, 2016, by and among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 26, 2016.)
10.55	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.56*	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2018.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)