Form 10-Q
period 2018-09-30
FS Investment Corp II
filed 2018-11-14
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
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
The issuer had 324,295,212 shares of common stock outstanding as of November 9, 2018.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,243,543 and $4,397,304, respectively)	$4,118,376	$4,374,076
Non-controlled/affiliated investments (amortized cost—$242,088 and $206,404, respectively)	215,168	223,518
Total investments, at fair value (amortized cost—$4,485,631 and $4,603,708, respectively)	4,333,544	4,597,594
Cash	286,780	449,215
Foreign currency, at fair value (cost—$594 and $10,938, respectively)	594	11,194
Receivable for investments sold and repaid	5,419	682
Interest receivable	42,978	45,247
Deferred financing costs	6,181	5,284
Prepaid expenses and other assets	146	865
Total assets	$4,675,642	$5,110,081
Liabilities
Payable for investments purchased	$36,492	$3,688
Credit facilities payable (net of deferred financing costs of $3,447 and $5,125, respectively)(1)	1,889,947	2,179,354
Stockholder distributions payable	11,439	10,561
Management fees payable	17,567	22,595
Subordinated income incentive fees payable(2)	11,939	19,129
Administrative services expense payable	747	568
Interest payable	16,866	16,842
Directors’ fees payable	300	277
Other accrued expenses and liabilities	2,219	4,046
Total liabilities	1,987,516	2,257,060
Commitments and contingencies(3)	—	—
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,478,291 and 326,748,337 shares issued and outstanding, respectively	326	327
Capital in excess of par value	3,002,165	3,004,948
Accumulated earnings (loss)	(314,365)	(152,254)
Total stockholders’ equity	2,688,126	2,853,021
Total liabilities and stockholders’ equity	$4,675,642	$5,110,081
Net asset value per share of common stock at period end	$8.23	$8.73

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company’s commitments and contingencies.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$92,684	$97,122	$282,218	$290,519
Paid-in-kind interest income	2,491	8,863	6,467	17,121
Fee income	14,181	5,874	22,641	44,974
Dividend income	468	—	7,962	11
From non-controlled/affiliated investments:
Interest income	4,697	7,301	15,699	18,448
Paid-in-kind interest income	2,865	393	7,080	3,067
Fee income	—	1,349	1,123	1,349
From controlled/affiliated investments:
Interest income	—	—	—	1,217
Total investment income	117,386	120,902	343,190	376,706
Operating expenses
Management fees(1)	17,567	25,769	61,739	77,005
Subordinated income incentive fees(2)	11,939	10,137	18,994	42,352
Administrative services expenses	799	799	2,371	2,530
Stock transfer agent fees	506	506	1,502	1,502
Accounting and administrative fees	395	434	1,227	1,303
Interest expense	26,924	22,786	77,958	62,971
Directors’ fees	254	278	1,053	849
Other general and administrative expenses	1,217	1,102	3,539	2,978
Operating expenses	59,601	61,811	168,383	191,490
Management fee waiver(1)	—	(3,222)	(3,432)	(9,626)
Net expenses	59,601	58,589	164,951	181,864
Net investment income	57,785	62,313	178,239	194,842
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	18,501	(13,262)	14,901	(56,519)
Non-controlled/affiliated investments	3	7,320	(25,706)	7,320
Net realized gain (loss) on foreign currency	446	122	(220)	439
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(42,337)	14,895	(101,939)	84,385
Non-controlled/affiliated investments	2,298	8,323	(44,034)	1,991
Controlled/affiliated investments	—	(18,217)	—	(29,646)
Net change in unrealized appreciation (depreciation) on secured borrowing(3)	—	10	—	(26)
Net change in unrealized gain (loss) on foreign currency	(693)	(186)	84	(370)
Total net realized and unrealized gain (loss)	(21,782)	(995)	(156,914)	7,574
Net increase (decrease) in net assets resulting from operations	$36,003	$61,318	$21,325	$202,416
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.11	$0.19	$0.07	$0.62
Weighted average shares outstanding	324,359,144	324,993,290	324,577,481	325,613,608

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

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operations
Net investment income	$178,239	$194,842
Net realized gain (loss) on investments and foreign currency	(11,025)	(48,760)
Net change in unrealized appreciation (depreciation) on investments	(145,973)	56,730
Net change in unrealized appreciation (depreciation) on secured borrowing(1)	—	(26)
Net change in unrealized gain (loss) on foreign currency	84	(370)
Net increase (decrease) in net assets resulting from operations	21,325	202,416
Stockholder distributions(2)
Distributions to stockholders	(183,436)	(184,218)
Net decrease in net assets resulting from stockholder distributions	(183,436)	(184,218)
Capital share transactions(3)
Reinvestment of stockholder distributions	84,192	92,907
Repurchases of common stock	(86,976)	(92,570)
Net increase in net assets resulting from capital share transactions	(2,784)	337
Total increase (decrease) in net assets	(164,895)	18,535
Net assets at beginning of period	2,853,021	2,909,860
Net assets at end of period	$2,688,126	$2,928,395

(1)
See Note 8 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$21,325	$202,416
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,331,866)	(1,490,626)
Paid-in-kind interest	(13,547)	(20,188)
Proceeds from sales and repayments of investments	1,458,900	1,409,656
Net realized (gain) loss on investments	10,805	49,199
Net change in unrealized (appreciation) depreciation on investments	145,973	(56,730)
Net change in unrealized (appreciation) depreciation on secured borrowing	—	26
Accretion of discount	(6,215)	(19,542)
Amortization of deferred financing costs and discount	5,192	3,982
Unrealized (gain) loss on borrowings in foreign currency	186	1,114
(Increase) decrease in receivable for investments sold and repaid	(4,737)	71,635
(Increase) decrease in interest receivable	2,269	(11,628)
(Increase) decrease in prepaid expenses and other assets	719	(176)
Increase (decrease) in payable for investments purchased	32,804	29,856
Increase (decrease) in management fees payable	(5,028)	937
Increase (decrease) in subordinated income incentive fees payable	(7,190)	(6,356)
Increase (decrease) in administrative services expense payable	179	170
Increase (decrease) in interest payable	24	2,348
Increase (decrease) in directors’ fees payable	23	16
Increase (decrease) in other accrued expenses and liabilities	(1,827)	(2,181)
Net cash provided by (used in) operating activities	307,989	163,928
Cash flows from financing activities
Reinvestment of stockholder distributions	84,192	92,907
Repurchases of common stock	(86,976)	(92,570)
Stockholder distributions	(182,558)	(183,574)
Borrowings under credit facilities(1)	436,346	777,821
Repayments of credit facilities(1)	(727,617)	(172,967)
Repayments of repurchase agreement	—	(400,000)
Deferred financing costs paid	(4,411)	(2,804)
Net cash provided by financing activities	(481,024)	18,813
Total increase (decrease) in cash	(173,035)	182,741
Cash and foreign currency at beginning of period	460,409	347,076
Cash and foreign currency at end of period	$287,374	$529,817
Supplemental disclosure
Local and excise taxes paid	$2,584	$1,826

(1)
See Note 8 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2018 and 2017, the Company paid $72,742 and $56,294 respectively, in interest expense on the credit facilities. During the nine months ended September 30, 2017, the Company paid $347 in interest expense on the secured borrowing.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—123.3%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	9.0%		11/18/21	$28,555	$28,577	$28,555
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	9.0%		11/18/21	45,445	45,445	45,445
Abaco Energy Technologies LLC	(h)(i)(u)	Energy	L+950	1.0%	11/20/20	24,781	24,231	24,843
ABB/Con-Cise Optical Group LLC	(u)	Health Care Equipment & Services	L+500	1.0%	6/15/23	2,776	2,786	2,791
Accuride Corporation	(u)	Automobiles & Components	L+525	1.0%	11/17/23	165	167	167
Acosta, Inc.	(h)(u)	Media	L+325	1.0%	9/26/21	6,661	5,397	5,025
Advanced Lighting Technologies, Inc.	(h)(v)	Materials	L+750	1.0%	10/4/22	9,149	7,899	9,149
Advantage Sales & Marketing Inc.	(i)(j)(u)	Media	L+325	1.0%	7/23/21	14,772	14,076	13,731
AG Group Merger Sub, Inc.	(f)(g)(h)(i)	Commercial & Professional Services	L+750	1.0%	12/29/23	61,240	61,240	61,546
Aleris International, Inc.	(h)(u)	Materials	L+475		2/27/23	1,370	1,357	1,397
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	111,623	111,623	112,739
Altus Power America, Inc.	(i)	Energy	L+750	1.5%	9/30/21	3,110	3,110	3,016
Altus Power America, Inc.	(n)	Energy	L+750	1.5%	9/30/21	213	213	207
American Tire Distributors, Inc.	(u)	Retailing	L+425	1.0%	9/1/21	3,590	3,154	3,125
APX Group Inc.	(i)(u)	Consumer Services	L+500		4/1/24	14,791	14,742	14,791
Aspect Software, Inc.		Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	4,594	4,594	4,072
Aspect Software, Inc.	(h)	Software & Services	L+1050	1.0%	5/25/20	3,621	3,621	3,209
Atlas Aerospace LLC	(f)(h)(i)	Capital Goods	L+725	1.0%	12/29/22	86,857	86,857	88,594
ATX Networks Corp.	(f)(m)(u)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,867	1,853	1,774
ATX Networks Corp.	(f)(i)(m)(u)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	24,936	24,456	23,689
AVF Parent, LLC	(f)(h)(i)	Retailing	L+725	1.3%	3/1/24	74,941	74,941	70,819
BCP Raptor, LLC	(i)(u)	Energy	L+425	1.0%	6/24/24	5,121	4,957	5,055
Belk, Inc.	(j)(u)	Retailing	L+475	1.0%	12/12/22	20,826	18,139	18,281
Borden Dairy Co.	(g)(h)	Food, Beverage & Tobacco	L+819	1.0%	7/6/23	52,500	52,500	51,135
Cimarron Energy Inc.	(k)(l)	Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,491	24,841	13,606
ConnectiveRx, LLC	(f)(h)	Health Care Equipment & Services	L+827	1.0%	11/25/21	56,025	55,980	56,098
CSafe Acquisition Co., Inc.	(j)	Capital Goods	L+725	1.0%	11/1/21	626	626	626
CSafe Acquisition Co., Inc.	(n)	Capital Goods	L+725	1.0%	11/1/21	5,635	5,635	5,635
CSafe Acquisition Co., Inc.	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,734	53,733	53,733
CSafe Acquisition Co., Inc.	(n)	Capital Goods	L+725	1.0%	10/31/23	22,620	22,620	22,620
CSM Bakery Solutions LLC	(i)(u)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	4,968	4,813	4,820
Dade Paper & Bag, LLC	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,356	17,356	16,987
Dade Paper & Bag, LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	6/10/24	136,078	136,078	136,078
Dayton Superior Corp.	(i)(u)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,462	11,223	10,030
Diamond Resorts International, Inc.	(i)(u)	Consumer Services	L+375	1.0%	9/2/23	14,121	13,959	13,815
Distribution International, Inc.	(j)(u)	Capital Goods	L+500	1.0%	12/15/21	3,415	3,254	3,244
Eagle Family Foods Group LLC	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,082	3,684
Eagle Family Foods Group LLC	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,437	27,140	27,073
Eastman Kodak Co.	(f)(j)(u)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	4,575	4,559	4,415
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Empire Today, LLC	(f)(g)(h)(i)	Retailing	L+800	1.0%	11/17/22	$88,425	$88,425	$88,867
Evergreen AcqCo 1 LP	(u)	Retailing	L+375	1.3%	7/9/19	1,543	1,530	1,503
Fairway Group Acquisition Co.	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,951	2,951	2,870
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,915	1,749	211
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	207	204	207
Fairway Group Acquisition Co.	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	455	455	455
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,041	1,026	1,041
Foresight Energy LLC	(h)(i)(j)(m)(u)	Energy	L+575	1.0%	3/28/22	10,591	10,574	10,608
Fox Head, Inc.	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	8,273	8,273	8,227
FullBeauty Brands Holdings Corp.	(i)	Retailing	L+800	1.0%	10/14/20	55,000	55,000	55,000
FullBeauty Brands Holdings Corp.	(i)(u)	Retailing	L+475	1.0%	10/14/22	4,923	4,586	1,504
GC Agile Intermediate Holdings Ltd.	(m)(n)	Commercial & Professional Services	L+650		6/15/23	2,302	2,234	2,061
GC Agile Intermediate Holdings Ltd.	(f)(g)(m)	Commercial & Professional Services	L+650	1.0%	6/15/25	15,604	15,301	15,440
GC Agile Intermediate Holdings Ltd.	(m)(n)	Commercial & Professional Services	L+650	1.0%	6/15/25	7,509	7,365	7,430
GC Agile Intermediate Holdings Ltd.	(m)(n)	Commercial & Professional Services	L+650	1.0%	6/15/25	6,257	6,150	6,191
Greystone Equity Member Corp.	(j)(m)	Diversified Financials	L+725	3.8%	4/1/26	36,524	36,523	36,614
Greystone Equity Member Corp.	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	8,476	8,476	8,498
Gulf Finance, LLC	(i)(u)	Energy	L+525	1.0%	8/25/23	4,699	4,592	3,965
H.M. Dunn Co., Inc.	(h)(k)(l)(v)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	42,645	38,571	9,595
Harrison Gypsum, LLC	(h)	Materials	L+700	1.0%	4/29/24	21,039	20,846	20,636
Harrison Gypsum, LLC	(n)	Materials	L+700	1.0%	4/29/24	6,749	6,749	6,620
Hudson Technologies Co.	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,974	50,524	40,014
Hybrid Promotions, LLC	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,375	47,375	47,114
Icynene U.S. Acquisition Corp.	(f)(h)(m)	Materials	L+700	1.0%	11/30/24	35,730	35,730	35,998
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	118,989
Industry City TI Lessor, L.P.	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,731	11,731	12,229
J.C. Penney Corp., Inc.	(m)(u)	Retailing	L+425	1.0%	6/23/23	1,213	1,154	1,118
JAKKS Pacific, Inc.	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,773	2,770
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,946	121,946
JMC Acquisition Merger Corp.	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,269	35,269
Jo-Ann Stores, LLC	(j)(u)	Retailing	L+500	1.0%	10/16/23	4,247	4,270	4,274
JSS Holdings, Inc.	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,638	72,052	76,197
Kodiak BP, LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,282	110,282	109,041
Kodiak BP, LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	10,504	10,504	10,386
Latham Pool Products, Inc.	(f)(h)	Consumer Durables & Apparel	L+775	1.0%	6/29/21	28,092	28,091	28,091
LD Intermediate Holdings, Inc.	(i)(u)	Software & Services	L+588	1.0%	12/9/22	16,256	15,091	15,769
Logan’s Roadhouse, Inc.	(v)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	5,899	5,899	5,899
Logan’s Roadhouse, Inc.	(v)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19	1,326	1,326	1,326
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Logan’s Roadhouse, Inc.	(n)(v)	Consumer Services	L+1300 PIK (L+1300 Max PIK)	1.0%	5/5/19		$818	$818	$818
MB Precision Holdings LLC	(g)(h)(k)(l)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		62,431	62,078	27,314
Mitel US Holdings, Inc.	(i)(j)(u)	Software & Services	L+450		7/11/25		4,559	4,548	4,612
Moxie Patriot LLC	(f)(g)(u)	Energy	L+650	1.0%	8/21/20		11,545	11,557	10,737
Murray Energy Corp.	(h)	Energy	L+900	1.0%	2/12/21		10,891	10,817	10,804
naviHealth, Inc.	(i)(u)	Health Care Equipment & Services	L+500		8/1/25		9,376	8,853	9,048
North Haven Cadence Buyer, Inc.	(n)	Consumer Services	L+500	1.0%	9/2/21		2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(h)(i)	Consumer Services	L+823	1.0%	9/2/22		61,884	61,884	61,807
Nova Wildcat Amerock, LLC	(f)(h)	Consumer Durables & Apparel	L+750	1.3%	9/10/19		11,914	11,843	11,914
PHRC License, LLC	(g)(h)	Consumer Services	L+850	1.5%	4/28/22		67,186	67,186	69,202
Power Distribution, Inc.	(f)(i)	Capital Goods	L+725	1.3%	1/25/23		44,134	44,134	44,851
Production Resource Group, LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24		207,992	207,992	207,992
Propulsion Acquisition, LLC	(f)(h)(i)(u)	Capital Goods	L+600	1.0%	7/13/21		58,417	56,757	57,833
Relation Insurance, Inc.	(f)(g)(h)	Insurance	L+825	1.3%	3/5/19		77,818	77,682	77,818
Relation Insurance, Inc.	(n)	Insurance	L+825	1.3%	3/5/19		27,800	27,800	27,800
Reliant Acquisitions Holdings, Inc.	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		55,153	54,610	54,932
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		7,215	7,215	6,789
Rogue Wave Software, Inc.	(h)	Software & Services	L+844	1.0%	9/25/21		24,413	24,413	24,413
Safariland, LLC	(g)(h)	Capital Goods	L+778	1.1%	11/18/23		70,234	70,234	63,913
Schenectady International Group, Inc.	(j)(u)	Materials	L+475	1.0%	8/17/25		1,356	1,302	1,365
Sequa Mezzanine Holdings L.L.C.	(i)(j)(u)	Capital Goods	L+500	1.0%	11/28/21		18,184	17,913	17,919
Sequel Youth and Family Services, LLC	(f)(h)(i)	Health Care Equipment & Services	L+755	1.0%	9/1/22		82,260	82,260	83,330
Sequential Brands Group, Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		119,725	117,651	119,725
SGS Cayman, L.P.	(h)(m)(u)	Commercial & Professional Services	L+538	1.0%	4/23/21		1,771	1,707	1,699
SIRVA Worldwide Inc	(i)(u)	Transportation	L+550		7/31/25		2,776	2,736	2,787
Sorenson Communications, Inc.	(f)(g)(h)(u)	Telecommunication Services	L+575	2.3%	4/30/20		97,675	97,526	98,203
SSC (Lux) Limited S.à r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	107,290
Staples Canada, ULC	(m)(t)	Retailing	CDOR+700	1.0%	9/12/24	C$	50,792	50,956	51,402
Strike, LLC	(i)(u)	Energy	L+800	1.0%	11/30/22		$4,344	4,244	4,409
SunGard Availability Services Capital, Inc.	(f)(u)	Software & Services	L+700	1.0%	9/30/21		10,534	10,457	9,797
SunGard Availability Services Capital, Inc.	(u)	Software & Services	L+1000	1.0%	10/1/22		980	934	965
Sutherland Global Services Inc.	(h)(u)	Commercial & Professional Services	L+538	1.0%	4/23/21		7,608	7,332	7,300
Swift Worldwide Resources US Holdings Corp.	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,490	19,490	19,880
Trace3, LLC	(f)(g)(h)(i)	Software & Services	L+675	1.0%	6/6/23		161,990	161,990	161,990
VP Parent Holdings, Inc.	(h)(i)	Software & Services	L+650	1.0%	5/22/25		64,509	63,891	63,862
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Warren Resources, Inc.	(h)(v)	Energy	L+1000	1.0%	5/22/20	$14,623	$14,623	$14,623
York Risk Services Holding Corp.	(u)	Insurance	L+375	1.0%	10/1/21	982	977	954
Zeta Interactive Holdings Corp.	(f)(h)	Software & Services	L+750	1.0%	7/29/22	37,112	37,112	37,853
Zeta Interactive Holdings Corp.	(n)	Software & Services	L+750	1.0%	7/29/22	6,571	6,571	6,703
Total Senior Secured Loans—First Lien							3,593,534	3,506,870
Unfunded Loan Commitments							(193,011)	(193,011)
Net Senior Secured Loans—First Lien							3,400,523	3,313,859
Senior Secured Loans—Second Lien—10.4%
Access CIG LLC	(u)	Software & Services	L+775		2/27/26	1,258	1,274	1,265
Access CIG LLC	(n)(u)	Software & Services	L+775		2/27/26	68	68	68
Advantage Sales & Marketing Inc.	(u)	Media	L+650	1.0%	7/25/22	2,291	2,027	1,951
American Bath Group, LLC	(i)(u)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,532	7,105
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		9/28/26	52,309	51,263	51,263
Arena Energy, LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,605	25,605	25,605
Bellatrix Exploration Ltd.	(m)	Energy	8.5%		7/26/23	4,500	4,002	3,983
Bellatrix Exploration Ltd.	(m)	Energy	8.5%		7/26/23	936	936	938
Bellatrix Exploration Ltd.	(m)(n)	Energy	8.5%		7/26/23	1,560	1,560	1,564
Byrider Finance, LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,656	29,656	29,026
Checkout Holding Corp.	(i)(k)(l)(u)	Media	L+675	1.0%	4/11/22	10,000	9,958	1,044
Chisholm Oil and Gas Operating, LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,883
Crossmark Holdings, Inc.	(i)(k)(l)(u)	Media	L+750	1.3%	12/21/20	7,778	7,786	752
Envigo Laboratories, Inc.	(h)(u)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,175	3,076
Fairway Group Acquisition Co.	(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,697	1,536	187
Gruden Acquisition, Inc.	(h)(u)	Transportation	L+850	1.0%	8/18/23	15,000	14,491	15,000
Inmar, Inc.	(i)(u)	Software & Services	L+800	1.0%	5/1/25	2,615	2,582	2,628
Jazz Acquisition, Inc.	(f)(u)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,730	3,561
LBM Borrower, LLC	(f)(i)(u)	Capital Goods	L+925	1.0%	8/20/23	23,332	23,221	23,507
Logan’s Roadhouse, Inc.	(k)(l)(v)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	15,927	14,840	4,109
One Call Corp.	(h)	Health Care Equipment & Services	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	12,281	12,167	12,115
P2 Upstream Acquisition Co.	(i)(u)	Energy	L+800	1.0%	4/30/21	14,500	14,624	13,612
Peak 10 Holding Corp.	(i)(j)(u)	Software & Services	L+725	1.0%	8/1/25	2,865	2,838	2,796
Sequa Mezzanine Holdings L.L.C.	(i)(u)	Capital Goods	L+900	1.0%	4/28/22	7,462	7,413	7,359
SIRVA Worldwide Inc	(i)(u)	Transportation	L+950		7/31/26	2,494	2,309	2,319
SMG US Midco 2, Inc.	(u)	Consumer Services	L+700		1/23/26	831	841	840
Spencer Gifts LLC	(i)(u)	Retailing	L+825	1.0%	6/29/22	20,000	20,067	15,050
Titan Energy Operating, LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	86,822	67,595	13,371
Ultimate Baked Goods Midco LLC	(i)	Food & Staples Retailing	L+800	1.0%	8/9/26	17,990	17,814	17,779
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WireCo WorldGroup, Inc.	(j)(u)	Materials	L+900	1.0%	9/30/24	$2,014	$2,039	$2,034
Total Senior Secured Loans—Second Lien							367,949	279,790
Unfunded Loan Commitments							(1,628)	(1,628)
							366,321	278,162
Senior Secured Bonds—6.6%
Advanced Lighting Technologies, Inc.	(k)(l)(v)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	11,342	10,664	5,076
Altice France SA	(m)(u)	Telecommunication Services	8.1%		2/1/27	917	917	946
APX Group, Inc.	(h)(u)	Consumer Services	7.9%		12/1/22	3,931	3,903	4,015
Artesyn Embedded Technologies Inc.	(u)	Capital Goods	9.8%		10/15/20	1,052	1,011	1,010
Black Swan Energy Ltd.	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,333
Boyne USA Inc.	(u)	Consumer Services	7.3%		5/1/25	44	46	47
DJO Finance LLC	(u)	Health Care Equipment & Services	8.1%		6/15/21	1,563	1,575	1,602
Eagle Intermediate Global Holding B.V.	(m)(u)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,688	3,590
FourPoint Energy, LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	44,990	46,776
Genesys Telecommunications Laboratories, Inc.	(u)	Software & Services	10.0%		11/30/24	144	160	160
Global A&T Electronics Ltd.	(i)(m)(u)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15,949	16,081	15,511
J.C. Penney Corp., Inc.	(j)(m)(u)	Retailing	5.7%		6/1/20	126	118	112
JW Aluminum Co.	(h)(u)(v)	Materials	10.3%		6/1/26	33,001	33,001	33,042
Mood Media Corp.	(h)(m)(v)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	28,478	28,377	28,478
Pattonair Holdings, Ltd.	(m)(u)	Capital Goods	9.0%		11/1/22	4,111	4,261	4,259
Pisces Midco Inc.	(u)	Capital Goods	8.0%		4/15/26	2,014	1,981	2,030
Sorenson Communications, Inc.	(h)(u)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,939	6,987
Starfruit Finco B.V.	(u)	Materials	8.0%		10/1/26	2,019	2,019	2,052
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		1/24/19	1,660	1,660	1,658
Talos Production LLC	(h)(u)	Energy	11.0%		4/3/22	4,500	4,715	4,832
Velvet Energy Ltd.	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,675
Total Senior Secured Bonds							182,439	179,191
Subordinated Debt—9.6%
APX Group, Inc.	(h)(u)	Consumer Services	8.8%		12/1/20	3,839	3,684	3,841
APX Group, Inc.	(h)(u)	Consumer Services	7.6%		9/1/23	5,712	5,179	5,272
Ascent Resources Utica Holdings, LLC	(h)(i)(u)	Energy	10.0%		4/1/22	40,000	40,000	45,075
Aurora Diagnostics, LLC	(h)(u)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,235	5,886	5,666
Avantor, Inc.	(i)(u)	Materials	9.0%		10/1/25	20,000	20,000	20,670
Byrider Holding Corp.		Automobiles & Components	20.0% PIK (20.0% Max PIK)		4/1/22	1,458	1,458	1,458
CEC Entertainment, Inc.	(u)	Consumer Services	8.0%		2/15/22	18,715	18,594	17,148
ClubCorp Holdings, Inc.	(h)(u)	Consumer Services	8.5%		9/15/25	4,679	4,515	4,466
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Diamond Resorts International, Inc.	(u)	Consumer Services	10.8%		9/1/24	$3,048	$3,197	$2,970
Eclipse Resources Corp.	(u)	Energy	8.9%		7/15/23	9,175	9,042	9,359
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	950	950	941
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	6,035	6,035	5,983
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,247	1,247	1,235
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,174	1,174	1,162
Global Jet Capital Inc.	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	8,667	8,667	8,569
Global Jet Capital Inc.	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,417	1,417	1,401
Global Jet Capital Inc.	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	742	742	734
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,246	2,246	2,218
Great Lakes Dredge & Dock Corp.	(u)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,270
Greystone Mezzanine Equity Member Corp.	(n)	Diversified Financials	L+650	4.5%	9/15/25	15,000	15,000	14,813
KGA Escrow LLC	(u)	Automobiles & Components	7.5%		8/15/23	6,004	6,057	6,254
P.F. Chang’s China Bistro, Inc.	(h)(i)(u)	Consumer Services	10.3%		6/30/20	29,790	29,036	28,863
Quorum Health Corp.	(j)(u)	Health Care Equipment & Services	11.6%		4/15/23	2,566	2,554	2,574
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	240	240	240
Sorenson Communications, Inc.	(h)(u)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,156	5,645
SRS Distribution Inc.	(h)(j)(u)	Capital Goods	8.3%		7/1/26	11,224	11,052	10,985
Stars Group Holdings B.V.	(m)(u)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,485
SunGard Availability Services Capital, Inc.	(u)	Software & Services	8.8%		4/1/22	5,900	4,801	2,852
Team Health Holdings Inc	(u)	Health Care Equipment & Services	6.4%		2/1/25	893	783	785
Vertiv Group Corp.	(h)(u)	Capital Goods	9.3%		10/15/24	15,746	15,570	16,460
York Risk Services Holding Corp.	(h)(i)(u)	Insurance	8.5%		10/1/22	38,070	35,583	33,629
Total Subordinated Debt							270,303	272,023
Unfunded Debt Commitments							(15,000)	(15,000)
Net Subordinated Debt							255,303	257,023
Collateralized Securities—0.9%
CGMS CLO 2013-3A Class Subord.	(m)	Diversified Financials	22.3%		7/15/25	23,263	10,891	14,105
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	L+435		1/25/27	1,060	1,013	1,063
NewStar Clarendon 2014-1A Class Subord. B	(m)	Diversified Financials	9.7%		1/25/27	12,140	7,848	8,267
Total Collateralized Securities							19,752	23,435
Equity/Other—10.5%
5 Arches, LLC, Common Equity	(m)(p)	Diversified Financials				8,000	197	400
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556	3,056	1,337
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481	637	6,686
ACP FH Holdings GP, LLC, Common Equity	(e)(l)	Consumer Durables & Apparel				88,571	89	48
ACP FH Holdings, LP, Common Equity	(e)(l)	Consumer Durables & Apparel				8,768,572	8,768	4,757
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Advanced Lighting Technologies, Inc., Common Equity	(l)(v)	Materials				$265,747	$7,471	$—
Advanced Lighting Technologies, Warrants	(l)(v)	Materials			10/4/27	4,189	39	—
Altus Power America Holdings, LLC, Common Equity	(l)	Energy				462,008	462	69
Altus Power America Holdings, LLC, Preferred Equity	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,036,585	1,037	1,000
Ascent Resources Utica Holdings, LLC, Common Equity	(l)(o)	Energy				128,734,129	38,700	41,195
ASG Everglades Holdings, Inc., Common Equity	(l)(v)	Software & Services				625,178	13,475	32,666
ASG Everglades Holdings, Inc., Warrants	(l)(v)	Software & Services			6/27/22	253,704	7,231	7,738
Aspect Software Parent, Inc., Common Equity	(l)	Software & Services				403,955	9,932	—
ATX Holdings, LLC, Common Equity	(l)(m)	Technology Hardware & Equipment				72,635	116	69
Aurora Diagnostics Holdings, LLC, Warrants	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	975
Byrider Holding Corp., Common Equity	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil and Gas, LLC, Series A Units	(l)(p)	Energy				75,000	75	70
Cimarron Energy Holdco Inc., Common Equity	(l)	Energy				3,675	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(l)	Energy				626,806	627	172
CSF Group Holdings, Inc., Common Equity	(l)	Capital Goods				417,400	417	459
Eastman Kodak Co., Common Equity	(l)(u)	Consumer Durables & Apparel				1,846	36	6
Envigo Laboratories, Inc., Series A Warrants	(h)(l)(u)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories, Inc., Series B Warrants	(h)(l)(u)	Health Care Equipment & Services			4/29/24	17,515	—	—
Escape Velocity Holdings, Inc., Common Equity	(l)	Software & Services				33,216	332	1,277
Fairway Group Holdings Corp., Common Equity	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(l)(p)	Energy				13,000	13,000	3,672
FourPoint Energy, LLC, Common Equity, Class D Units	(l)(p)	Energy				2,437	1,610	695
FourPoint Energy, LLC, Common Equity, Class E-II Units	(l)(p)	Energy				29,730	7,432	8,361
FourPoint Energy, LLC, Common Equity, Class E-III Units	(l)(p)	Energy				43,875	10,969	12,395
Global Jet Capital Holdings, LP, Preferred Equity	(e)(l)	Commercial & Professional Services				6,228,866	6,229	2,273
H.I.G. Empire Holdco, Inc., Common Equity	(l)	Retailing				411	1,227	1,268
Harvest Oil & Gas Corp., Common Equity	(e)(l)(u)	Energy				7,166	158	143
Harvey Holdings, LLC, Common Equity	(l)	Capital Goods				666,667	667	1,717
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	(h)(l)(v)	Capital Goods				12,857	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	(h)(l)(v)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings, LLC, Common Equity	(l)(p)	Materials				2,678,947	2,679	2,411
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JMC Acquisition Holdings, LLC, Common Equity	(l)	Capital Goods				$1,449	$1,449	$1,681
JSS Holdco, LLC, Net Profits Interest	(l)	Capital Goods				—	—	720
JW Aluminum Co., Common Equity	(e)(i)(l)(v)	Materials				548	—	2,452
JW Aluminum Co., Preferred Equity	(e)(i)(v)	Materials	12.5% PIK		11/17/25	4,869	30,226	33,063
MB Precision Investment Holdings LLC, Class A-2 Units	(l)(p)	Capital Goods				2,287,659	2,288	—
Mood Media Corp., Common Equity	(l)(m)(v)	Media				17,400,835	12,644	18,941
North Haven Cadence TopCo, LLC, Common Equity	(l)	Consumer Services				2,916,667	2,917	4,594
PDI Parent LLC, Common Equity	(l)	Capital Goods				2,076,923	2,077	1,713
Professional Plumbing Group, Inc., Common Equity	(e)(l)	Capital Goods				3,000,000	3,000	9,150
Ridgeback Resources Inc., Common Equity	(e)(l)(m)(t)	Energy				817,308	5,022	5,644
Roadhouse Holding Inc., Common Equity	(l)(v)	Consumer Services				4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				124	1,201	1,941
Sequential Brands Group, Inc., Common Equity	(e)(l)(u)	Consumer Durables & Apparel				408,685	5,517	683
Sorenson Communications, Inc., Common Equity	(e)(l)	Telecommunication Services				43,796	—	36,101
SSC Holdco Limited, Common Equity	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,142
Sunnova Energy Corp., Common Equity	(l)	Energy				384,746	1,444	—
Sunnova Energy Corp., Preferred Equity	(l)	Energy				70,229	374	406
Swift Worldwide Resources Holdco Limited, Common Equity	(l)(m)	Energy				1,250,000	2,010	875
TE Holdings, LLC, Common Equity	(e)(l)(p)(u)	Energy				717,718	6,101	718
TE Holdings, LLC, Preferred Equity	(e)(l)(u)	Energy				475,758	4,751	3,092
Titan Energy, LLC, Common Equity	(e)(l)(u)	Energy				200,040	6,322	82
Warren Resources, Inc., Common Equity	(l)(v)	Energy				2,371,337	11,145	9,011
White Star Petroleum Holdings, LLC, Common Equity	(l)(p)	Energy				1,613,753	1,372	686
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(l)	Software & Services				620,025	4,928	6,388
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(l)	Software & Services				563,932	4,928	5,671
Zeta Interactive Holdings Corp., Warrants	(l)	Software & Services			4/20/27	84,590	—	261
Total Equity/Other							261,293	281,874
TOTAL INVESTMENTS—161.2%							$4,485,631	4,333,544
LIABILITIES IN EXCESS OF OTHER ASSETS—(61.2%)								(1,645,418)
NET ASSETS—100.0%								$2,688,126

(a)
Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2018
(in thousands, except share amounts)

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2018, the three-month London Interbank Offered Rate, or LIBOR or L, was 2.40%, and the U.S. Prime Lending Rate, or Prime, was 5.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of underlying investment.

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

(h)
Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 8).

(i)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Goldman Sachs Bank USA (see Note 8).

(j)
Position or portion thereof unsettled as of September 30, 2018.

(k)
Security was on non-accrual status as of September 30, 2018.

(l)
Security is non-income producing.

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, 86.9% of the Company’s total assets represented qualifying assets.

(n)
Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(o)
Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(p)
Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(q)
Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(r)
Security held within IC II Altus Investments, LLC, a wholly-owned subsidiary of the Company.

(t)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018.

(u)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 7).

(v)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2018:

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Schedule of Investments
As of September 30, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid- in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9,218	$—	$—	$(69)	$169	$10	$(179)	$9,149	$834	$—	$—
H.M. Dunn Co., Inc.(2)	—	64,286	—	—	—	(25,715)	(28,976)	9,595	1,656	—	—
Logan’s Roadhouse, Inc.	4,669	—	2,139	(909)	—	(8)	8	5,899	—	625	—
Logan’s Roadhouse, Inc.(3)	—	—	1,326	—	—	—	—	1,326	529	508	—
Warren Resources, Inc.	43,613	—	141	(28,068)	—	—	(1,063)	14,623	1,652	141	1,123
Senior Secured Loans—Second Lien
JW Aluminum Co.	34,382	—	—	(33,874)	1	7	(516)	—	1,492	—	—
Logan’s Roadhouse, Inc.	6,771	—	194	—	6	—	(2,862)	4,109	188	194	—
Senior Secured Bonds
Advanced Lighting Technologies, Inc.	10,278	—	647	(261)	—	—	(5,588)	5,076	1,182	646	—
JW Aluminum Co.	—	—	33,001	—	—	—	41	33,042	1,128	—	—
Mood Media Corp.	23,219	—	5,273	—	—	—	(14)	28,478	3,247	1,901	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	5,900	—	—	—	—	—	(5,900)	—	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	26	—	—	—	—	—	(26)	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	30,727	—	—	—	—	—	1,939	32,666	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,951	—	—	—	—	—	787	7,738	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A(2)	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B(2)	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	2,452	2,452	—	—	—
JW Aluminum Co., Preferred Equity	15,074	—	17,271	—	117	—	601	33,063	3,791	3,065	—
Mood Media Corp.	28,659	—	—	—	—	—	(9,718)	18,941	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	4,031	—	—	—	—	—	4,980	9,011	—	—	—
Total	$223,518	$64,286	$59,992	$(63,181)	$293	$(25,706)	$(44,034)	$215,168	$15,699	$7,080	$1,123

(1)
Interest, PIK and fee income presented for the nine months ended September 30, 2018.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2018, the Company had seven wholly-owned financing subsidiaries, four wholly-owned subsidiaries through which it holds interests in portfolio companies and one wholly-owned subsidiary through which it expects to hold interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2017 and the audited consolidated financial statements as of and for the year ended December 31, 2017 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
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
For the nine months ended September 30, 2018, the Company recognized $7,168 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018		2017
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	9,802,626	$84,192	10,255,691	$92,207
Share Repurchase Program	(10,072,672)	(86,976)	(10,211,257)	(92,570)
Net Proceeds from Share Transactions	(270,046)	$(2,784)	44,434	$337
During the period from October 1, 2018 to November 9, 2018, the Company issued 1,054,704 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $8,806,779 at an average price per share of  $8.35. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2018 and 2017:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.950	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.100	30,515
June 30, 2017	July 3, 2017	4,513,119	100%	1.38%	$9.100	41,069
Total		10,211,257				$92,570
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28%	1.04%	$8.800	$29,993
March 31, 2018	April 2, 2018	3,367,488	21%	1.03%	$8.600	28,960
June 30, 2018	July 3, 2018	3,296,879	20%	1.01%	$8.500	28,023
Total		10,072,672				$86,976

On October 5, 2018, the Company repurchased 3,237,783 shares of common stock (representing 17% of the shares of common stock tendered for repurchase and 0.99% of the shares outstanding as of such date) at $8.40 per share for aggregate consideration totaling $27,197.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses the Company accrued under the FSIC II Advisor investment advisory and administrative services agreement and the FS/KKR Advisor investment advisory and administrative agreement, as applicable, during the three and nine months ended September 30, 2018 and 2017:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2018	2017	2018	2017
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,567	$22,547	$58,307	$67,379
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,939	$10,137	$18,994	$42,352
FSIC II Advisor and FS/KKR Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and FS/KKR Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$799	$799	$2,371	$2,530

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive 0.25% of its base management fee to which it is entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equals 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the nine months ended September 30, 2018 is net of a waiver of  $3,432, and the amounts shown for the three and nine months ended September 30, 2017 are net of waivers of  $3,222 and $9,626, respectively. During the nine months ended September 30, 2018 and 2017, $63,335 and $66,442, respectively, in base management fees were paid to FSIC II Advisor and FS/KKR Advisor. As of September 30, 2018, $17,567 in base management fees were payable to FS/KKR Advisor.

(2)
During the nine months ended September 30, 2018 and 2017, $26,185 and $48,708, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor and FS/KKR Advisor. As of September 30, 2018, a subordinated incentive fee on income of  $11,939 was payable to FS/KKR Advisor.

(3)
During the nine months ended September 30, 2018 and 2017, $1,992 and $2,412, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and FS/KKR Advisor and the remainder related to other reimbursable expenses. The Company paid $2,192 and $2,360 in administrative services expenses to FSIC II Advisor and FS/KKR Advisor during the nine months ended September 30, 2018 and 2017, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	0.1885	61,505
September 30, 2017	0.1885	61,277
Total	$0.5655	$184,218
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
September 30, 2018	0.1885	61,137
Total	$0.5655	$183,436

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 7, 2018, the Company’s board of directors declared regular monthly cash distributions for January 2019 through March 2019, respectively, each in the amount of $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2018 and 2017:
Nine Months Ended September 30,
	2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	183,436	100%	184,218	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$183,436	100%	$184,218	100%

(1)
During the nine months ended September 30, 2018 and 2017, 94.4% and 92.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6% and 2.0%, respectively, was attributable to non-cash accretion of discount and 4.0% and 5.4%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2018 and 2017 was $168,957 and $185,239, respectively. As of September 30, 2018 and December 31, 2017, the Company had $56,005 and $70,483, respectively, of undistributed net investment income and $160,845 and $202,496, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2018 and 2017:
	Nine Months Ended September 30,
	2018	2017
GAAP-basis net investment income	$178,239	$194,842
Income subject to tax not recorded for GAAP	2,538	(2,111)
GAAP versus tax-basis impact of consolidation of certain subsidiaries	5,192	5,901
Reclassification of unamortized original issue discount, prepayment fees and other income	(16,781)	(13,822)
Other miscellaneous differences	(231)	429
Tax-basis net investment income	$168,957	$185,239

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
As of September 30, 2018 and December 31, 2017, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2018 (Unaudited)	December 31, 2017
Distributable ordinary income	$56,005	$70,483
Capital loss carryover(1)	(160,845)	(202,496)
Other temporary differences	(136)	(168)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain (loss) on foreign currency(2)	(203,351)	(20,073)
Total	$(308,327)	$(152,254)

(1)
Net capital losses recognized may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2018, the Company had no short-term capital loss carryforwards and had long-term capital loss carryforwards available to offset future realized capital gains of  $160,845.

(2)
As of September 30, 2018 and December 31, 2017, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $150,865 and $208,211, respectively. As of September 30, 2018 and December 31, 2017, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $354,216 and $228,284, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,536,384 and $4,617,073 as of September 30, 2018 and December 31, 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(202,840) and $(19,479) as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018, the Company had a deferred tax liability of  $7,295 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $20,103 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2018, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $12,808. For the nine months ended September 30, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,400,523	$3,313,859	77%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	366,321	278,162	6%	385,761	327,135	7%
Senior Secured Bonds	182,439	179,191	4%	123,045	124,673	3%
Subordinated Debt	255,303	257,023	6%	369,864	366,048	8%
Collateralized Securities	19,752	23,435	1%	20,435	25,763	1%
Equity/Other	261,293	281,874	6%	296,470	332,905	7%
Total	$4,485,631	$4,333,544	100%	$4,603,708	$4,597,594	100%

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
As of September 30, 2018, the Company did not “control” any of its portfolio companies. As of September 30, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (v) to the unaudited consolidated schedule of investments as of September 30, 2018 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2018, the Company had nineteen senior secured loan investments with aggregate unfunded commitments of $194,639, one subordinated debt investment with an unfunded commitment of  $15,000 and one unfunded commitment to purchase up to $71 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty-one senior secured loan investments with aggregate unfunded commitments of  $241,977, one subordinated debt investment with an unfunded commitment of $18,989, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2018 and audited consolidated schedule of investments as of December 31, 2017.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$36,905	1%	$33,322	1%
Capital Goods	980,002	23%	787,878	17%
Commercial & Professional Services	265,368	6%	501,745	11%
Consumer Durables & Apparel	231,340	5%	351,135	8%
Consumer Services	256,719	6%	394,163	9%
Diversified Financials	88,839	2%	76,847	2%
Energy	415,953	10%	499,739	11%
Food & Staples Retailing	22,295	1%	3,477	0%
Food, Beverage & Tobacco	82,630	2%	52,484	1%
Health Care Equipment & Services	353,213	8%	261,085	6%
Insurance	112,401	3%	118,271	2%
Materials	298,235	7%	423,964	9%
Media	277,914	6%	298,418	6%
Pharmaceuticals, Biotechnology & Life Sciences	—	—	3,239	0%
Retailing	312,323	7%	182,631	4%
Semiconductors & Semiconductor Equipment	15,511	0%	18,069	0%
Software & Services	390,376	9%	284,561	6%
Technology Hardware & Equipment	25,532	1%	78,154	2%
Telecommunication Services	147,882	3%	147,780	3%
Transportation	20,106	0%	80,632	2%
Total	$4,333,544	100%	$4,597,594	100%

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
As of September 30, 2018 and December 31, 2017, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2018 (Unaudited)	December 31, 2017
Level 1—Price quotations in active markets	$914	$6,368
Level 2—Significant other observable inputs	838,933	—
Level 3—Significant unobservable inputs	3,493,697	4,591,226
Total	$4,333,544	$4,597,594

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$3,421,070	$327,135	$124,673	$366,048	$25,763	$326,537	$4,591,226
Accretion of discount (amortization of premium)	2,272	57	414	—	4	117	2,864
Net realized gain (loss)	(25,716)	611	(1,846)	—	—	32,186	5,235
Net change in unrealized appreciation (depreciation)	(97,573)	(30,768)	(4,502)	(1,404)	(1,645)	(14,013)	(149,905)
Purchases	826,657	92,816	3,370	18,782	912	31,266	973,803
Paid-in-kind interest	3,773	1,339	2,636	2,444	—	3,065	13,257
Sales and repayments	(841,856)	(134,310)	(18,691)	(58,206)	(1,599)	(96,322)	(1,150,984)
Net transfers in or out of Level 3(1)	(392,341)	(82,804)	(7,058)	(303,910)	—	(5,686)	(791,799)
Fair value at end of period	$2,896,286	$174,076	$98,996	$23,754	$23,435	$277,150	$3,493,697
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(85,430)	$(29,344)	$(5,544)	$(809)	$(1,645)	$15,558	$(107,214)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$402,397	$23,173	$331,297	$4,488,012
Accretion of discount (amortization of premium)	4,257	12,330	418	2,533	4	—	19,542
Net realized gain (loss)	4,315	(16,697)	(18,593)	(14,935)	(167)	(3,122)	(49,199)
Net change in unrealized appreciation (depreciation)	11,743	(10,215)	26,019	45,308	(945)	(10,173)	61,737
Purchases	1,165,253	126,861	25,468	134,356	—	35,844	1,487,782
Paid-in-kind interest	7,537	9,470	23	2,059	—	1,099	20,188
Sales and repayments	(821,782)	(508,516)	(1,497)	(65,062)	(2,805)	(9,994)	(1,409,656)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,235,412	$332,204	$179,923	$506,656	$19,260	$344,951	$4,618,406
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(3,650)	$(21,506)	$5,632	$12,402	$(512)	$(37,227)	$(44,861)

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2017 of a secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:
For the Nine Months Ended September 30, 2017
Fair value at beginning of period	$(8,273)
Amortization of premium (accretion of discount)	(13)
Net realized gain (loss)	—
Net change in unrealized (appreciation) depreciation	(26)
Proceeds from secured borrowing	—
Paid-in-kind interest	—
Repayments on secured borrowing	—
Net transfers in or out of Level 3	—
Fair value at end of period	$(8,312)
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$(26)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2018 and December 31, 2017 were as follows:
Type of Investment	Fair Value at September 30, 2018 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,679,875	Market Comparables	Market Yield (%)	6.4% – 21.8%	10.3%
			EBITDA Multiples (x)	4.8x – 9.0x	8.0x
	216,411	Other(2)	Other	N/A	N/A
Senior Secured Loans—Second Lien	160,705	Market Comparables	Market Yield (%)	8.6% – 15.0%	12.7%
			EBITDA Multiples (x)	4.8x – 5.3x	5.0x
	13,371	Other(2)	Other	N/A	N/A
Senior Secured Bonds	98,996	Market Comparables	Market Yield (%)	6.6% – 12.8%	8.3%
			EBITDA Multiples (x)	6.9x – 9.0x	7.6x
Subordinated Debt	23,754	Market Comparables	Market Yield (%)	14.8% – 20.3%	15.4%
			EBITDA Multiples (x)	12.5x – 13.0x	12.8x
Collateralized Securities	23,435	Market Quotes	Indicative Dealer Quotes	60.6% – 100.3%	65.1%
Equity/Other	254,841	Market Comparables	Market Yield (%)	17.5% – 18.7%	18.1%
			Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.8x – 14.2x	7.9x
			Production Multiples (Mboe/d)	$36,250.0 – $53,750.0	$49,760.3
			Production Multiples (MMcfe/d)	$4,200.0 – $4,700.0	$4,450.0
			Proved Reserves Multiples (Bcfe)	$1.2 – $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$8.3 – $18.0	$16.3
			PV-10 Multiples (x)	1.1x – 2.4x	2.1x
		Discounted Cash Flow	Discount Rate (%)	14.5% – 15.5%	15.0%
		Option Valuation Model	Volatility (%)	25.0% – 25.0%	25.0%
	22,309	Other(2)	Other	N/A	N/A
Total	$3,493,697

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,947,886	Market Comparables	Market Yield (%)	4.8% – 14.0%	9.2%
			EBITDA Multiples (x)	5.0x – 8.0x	7.3x
	80,848	Other(2)	Other	N/A	N/A
	392,336	Market Quotes	Indicative Dealer Quotes	25.0% – 102.8%	98.2%
Senior Secured Loans—Second Lien	244,330	Market Comparables	Market Yield (%)	8.3% – 20.7%	14.2%
			EBITDA Multiples (x)	5.0x – 6.5x	6.1x
	82,805	Market Quotes	Indicative Dealer Quotes	13.2% – 102.3%	89.2%
Senior Secured Bonds	89,268	Market Comparables	Market Yield (%)	7.7% – 12.3%	8.7%
			EBITDA Multiples (x)	4.8x – 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 – $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 – $11.3	$10.8
			PV-10 Multiples (x)	0.8x – 0.8x	0.8x
	28,347	Other(2)	Other	N/A	N/A
	7,058	Market Quotes	Indicative Dealer Quotes	100.5% – 100.5%	100.5%
Subordinated Debt	62,138	Market Comparables	Market Yield (%)	7.8% – 14.8%	10.2%
			EBITDA Multiples (x)	10.5x – 11.0x	10.8x
	303,910	Market Quotes	Indicative Dealer Quotes	52.0% – 108.5%	97.9%
Collateralized Securities	25,763	Market Quotes	Indicative Dealer Quotes	63.3% – 100.2%	72.1%
Equity/Other	260,420	Market Comparables	Market Yield (%)	15.3% – 15.8%	15.5%
			Capacity Multiple ($/kW)	$2,000.0 – $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x – 23.5x	7.9x
			Production Multiples (Mboe/d)	$32,500.0 – $51,250.0	$35,881.4
			Production Multiples (MMcfe/d)	$5,000.0 – $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 – $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 – $11.3	$8.9
			PV-10 Multiples (x)	0.8x – 2.6x	2.2x
		Discounted Cash Flow	Discount Rate (%)	11.0% – 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% – 36.5%	35.4%
	60,431	Other(2)	Other	N/A	N/A
	5,686	Market Quotes	Indicative Dealer Quotes	0.0% – 9.8%	8.1%
Total	$4,591,226

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2018 and December 31, 2017. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2017. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2018 are discussed below.
	As of September 30, 2018 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	132,000	68,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	276,394(3)	373,606	August 9, 2023
Total			$1,893,394	$556,606

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.

(3)
Amount includes borrowings in U.S. Dollars and Canadian Dollars. Canadian dollar balance outstanding of CAD $73,000 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

For the three months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$6,187	$315	$6,502	$4,655	$125	$4,780
Cooper River Credit Facility	1,901	117	2,018	1,628	117	1,745
Wissahickon Creek Credit Facility	1,118	1,816	2,934	2,289	266	2,555
Darby Creek Credit Facility	2,243	139	2,382	2,567	345	2,912
Dunning Creek Credit Facility	268	—	268	1,198	94	1,292
Juniata River Credit Facility	10,907	370	11,277	8,587	369	8,956
FSIC II Revolving Credit Facility	11	4	15	407	13	420
Senior Secured Revolving Credit Facility	1,395	133	1,528	—	—	—
Partial Loan Sale(3)	—	—	—	121	5	126
Total	$24,030	$2,894	$26,924	$21,452	$1,334	$22,786

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

For the nine months ended September 30, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:
	Nine Months Ended September 30,
	2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Goldman Repurchase Facility	$—	$—	$—	$5,249	$202	$5,451
Green Creek Credit Facility	17,225	583	17,808	6,503	205	6,708
Cooper River Credit Facility	5,876	347	6,223	4,586	347	4,933
Wissahickon Creek Credit Facility	6,342	2,342	8,684	6,519	744	7,263
Darby Creek Credit Facility	7,759	527	8,286	7,306	1,023	8,329
Dunning Creek Credit Facility	2,914	136	3,050	3,008	298	3,306
Juniata River Credit Facility	30,767	1,095	31,862	24,381	1,095	25,476
FSIC II Revolving Credit Facility	488	29	517	1,086	55	1,141
Senior Secured Revolving Credit Facility	1,395	133	1,528	—	—	—
Partial Loan Sale(3)	—	—	—	351	13	364
Total	$72,766	$5,192	$77,958	$58,989	$3,982	$62,971

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $2,051,616 and 4.68%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings was 5.03%.
Senior Secured Revolving Credit Facility
On August 9, 2018, or the Effective Date, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with Corporate Capital Trust, Inc., or CCT, FS Investment Corporation, or FSIC, FS Investment Corporation III, or FSIC III, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times after the Effective Date, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. As of the Effective Date, the Senior Secured Revolving Credit Facility provides for a sublimit available for the Company to borrow up to $650,000 of the total facility amount which sublimit may be reduced or increased from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and subject to the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of CCT, FSIC and FSIC III, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000. The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries, including Cobbs Creek LLC, IC II American Energy Investments, Inc., Wissahickon Creek LLC, FSIC II Investments, Inc., IC II Altus Investments, LLC, IC II Arches Investments, LLC and Dunning Creek LLC. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
Availability under the Senior Secured Revolving Credit Facility will terminate on August 9, 2022, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on August 9, 2023. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date.
The proceeds of the Senior Secured Revolving Credit Facility drawn by the Company on the Effective Date were used in part to prepay in full all loans outstanding on the Effective Date under (i) the Senior Secured Revolving Credit Agreement, dated as of February 23, 2016, by and among the Company, the lenders party thereto and ING as administrative agent (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), or the FSIC II Revolving Credit Facility, (ii) the Credit Agreement, dated as of May 14, 2014, by and among Dunning Creek LLC, Deutsche Bank AG, New York Branch, as administrative agent and lender, and the other lenders party thereto (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), or the Dunning Creek Credit Facility, and (iii) the Loan and Servicing Agreement, dated as of February 19, 2014, by and among Wissahickon Creek LLC, Wells Fargo Securities, LLC, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral bank and collateral custodians, and the lenders and lender agents party thereto (as amended, restated, amended and restated and otherwise modified on or prior to the Effective Date), or the Wissahickon Creek Credit Facility.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMorgan, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the value of the borrowing base is less than 1.85 times the combined debt amount, is payable at a rate equal to LIBOR plus 2.25%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.
In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 200% asset coverage ratio.
The Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Senior Secured Revolving Credit Facility immediately due and payable.
The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs, along with $131 of unamortized fees from the FSIC II Revolving Credit Facility, on its consolidated balance sheets and which the company amortizes to interest expense over the life of the facility. As of September 30, 2018, $4,403 of such deferred financing costs had yet to be amortized to interest expense.
Dunning Creek Credit Facility
In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated all loans outstanding under the Dunning Creek Credit Facility.
Wissahickon Creek Credit Facility
In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated all loans outstanding under the Wissahickon Creek Credit Facility. The $2,342 of remaining unamortized deferred financing costs for the Wissahickon Creek Credit Facility were charged to interest expense.
FSIC II Revolving Credit Facility
In connection with entering into the Senior Secured Revolving Credit Facility, the Company repaid and terminated all loans outstanding under the FSIC II Revolving Credit Facility. The Company incurred costs in connection with obtaining the FSIC II Revolving Credit Facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Financing Arrangements (continued)

of the facility. As of August 9, 2018, $131 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the terms of the Senior Secured Revolving Credit Facility, the remaining unamortized deferred financing costs of  $131 will be amortized over the contractual term of the Senior Secured Revolving Credit Facility.
Cooper River Credit Facility
On September 10, 2018, Cooper River LLC entered into a fourth amendment to the Revolving Credit And Security Agreement, by and among Cooper River LLC, Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto, which extended the reinvestment period from September 28, 2018 to November 30, 2018.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and the year ended December 31, 2017:
	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Per Share Data:(1)
Net asset value, beginning of period	$8.73	$8.90
Results of operations(2)
Net investment income	0.55	0.83
Net realized and unrealized appreciation (depreciation) on investments, gain/loss on foreign currency and secured borrowing	(0.48)	(0.25)
Net increase (decrease) in net assets resulting from operations	0.07	0.58
Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.75)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.23	8.73
Shares outstanding, end of period	326,478,291	326,748,337
Total return(6)	0.67%	6.59%
Total return (without assuming reinvestment of distributions)(6)	0.80%	6.52%
Ratio/Supplemental Data:
Net assets, end of period	$2,688,126	$2,853,021
Ratio of net investment income to average net assets(7)	8.63%	9.32%
Ratio of operating expenses and excise taxes to average net assets(7)	8.16%	9.10%
Ratio of net operating expenses and excise taxes to average net assets(7)	7.99%	8.66%
Portfolio turnover(8)	30.31%	39.62%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,893,394	$2,184,479
Asset coverage per unit(9)	2.42	2.31

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

(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2018 are annualized. Annualized ratios for the nine months ended September 30, 2018 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2018. The following is a schedule of supplemental ratios for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Ratio of subordinated income incentive fees to average net assets	0.92%	2.11%
Ratio of interest expense to average net assets	3.78%	2.97%
Ratio of excise taxes to average net assets	—	0.08%
(8)
Portfolio turnover for the nine months ended September 30, 2018 is not annualized.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2018 and for the Year Ended December 31, 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Purchases	$731,019	$1,331,866
Sales and Repayments	(665,229)	(1,458,900)
Net Portfolio Activity	$65,790	$(127,034)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$585,507	80%	$1,014,755	76%
Senior Secured Loans—Second Lien	100,328	14%	132,003	10%
Senior Secured Bonds	13,918	2%	78,684	6%
Subordinated Debt	30,707	4%	74,088	6%
Collateralized Securities	520	0%	912	0%
Equity/Other	39	0%	31,424	2%
Total	$731,019	100%	$1,331,866	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018 (Unaudited)			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,400,523	$3,313,859	77%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	366,321	278,162	6%	385,761	327,135	7%
Senior Secured Bonds	182,439	179,191	4%	123,045	124,673	3%
Subordinated Debt	255,303	257,023	6%	369,864	366,048	8%
Collateralized Securities	19,752	23,435	1%	20,435	25,763	1%
Equity/Other	261,293	281,874	6%	296,470	332,905	7%
Total	$4,485,631	$4,333,544	100%	$4,603,708	$4,597,594	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2018 and December 31, 2017:
	September 30, 2018	December 31, 2017
Number of Portfolio Companies	152	131
% Variable Rate (based on fair value)	82.5%	82.4%
% Fixed Rate (based on fair value)	11.0%	9.9%
% Income Producing Equity or Other Investments (based on fair value)	0.8%	0.4%
% Non-Income Producing Equity or Other Investments (based on fair value)	5.7%	7.3%
Average Annual EBITDA of Portfolio Companies	$168,200	$108,500
Weighted Average Purchase Price of Debt Investments (as a % of par)	98.6%	98.8%
% of Investments on Non-Accrual (based on fair value)	1.7%	0.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.3%	9.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.3%	9.8%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of September 30, 2018 and December 31, 2017 and our distribution reinvestment price of  $8.40 as of September 30, 2018 and $8.80 as of December 31, 2017, the annualized distribution rate to stockholders as of September 30, 2018 and December 31, 2017 was 8.98% and 8.57%, respectively. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2018, our total return was 0.67% and our total return without assuming reinvestment of distributions was 0.80%. During the year ended December 31, 2017, our total return was 6.59% and our total return without assuming reinvestment of distributions was 6.52%.
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
Direct Originations
The following tables present certain selected information regarding our direct originations for the three and nine months ended September 30, 2018:
New Direct Originations	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Total Commitments (including unfunded commitments)	$559,069	$945,264
Exited Investments (including partial paydowns)	(586,851)	(1,100,610)
Net Direct Originations	$(27,782)	$(155,346)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
New Direct Originations by Asset Class (including unfunded commitments)	Commitment Amount	Percentage	Commitment Amount	Percentage
Senior Secured Loans—First Lien	$481,773	86%	$845,405	89%
Senior Secured Loans—Second Lien	77,296	14%	84,240	9%
Senior Secured Bonds	—	—	—	—
Subordinated Debt	—	—	1,389	0%
Collateralized Securities	—	—	—	—
Equity/Other	—	—	14,230	2%
Total	$559,069	100%	$945,264	100%

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Average New Direct Origination Commitment Amount	$55,907	$35,010
Weighted Average Maturity for New Direct Originations	1/15/2023	2/10/2024
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period	8.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of New Direct Originations Funded during Period—Excluding Non-Income Producing Assets	8.7%	9.6%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Direct Originations Exited during Period	10.4%	9.9%
The following table presents certain selected information regarding our direct originations as of September 30, 2018 and December 31, 2017:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2018	December 31, 2017
Number of Portfolio Companies	76	75
Average Annual EBITDA of Portfolio Companies	$89,400	$71,200
Average Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	5.6x	4.8x
% of Investments on Non-Accrual (based on fair value)	2.1%	—
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.2%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.3%	9.8%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$3,524,869	81%	$3,812,590	83%
Opportunistic	468,887	11%	634,049	14%
Broadly Syndicated/Other	339,788	8%	150,955	3%
Total	$4,333,544	100%	$4,597,594	100%

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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2018 and December 31, 2017:
	September 30, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$90,683	2%	$353,707	8%
2	3,521,105	81%	3,821,037	83%
3	612,329	14%	332,397	7%
4	5,977	0%	6,771	0%
5	103,450	3%	83,682	2%
Total	$4,333,544	100%	$4,597,594	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017
Revenues
Our investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$97,381	83%	$104,423	87%	$297,917	87%	$310,184	82%
Paid-in-kind interest income	5,356	5%	9,256	7%	13,547	4%	20,188	6%
Fee income	14,181	12%	7,223	6%	23,764	7%	46,323	12%
Dividend income	468	0%	—	—	7,962	2%	11	0%
Total investment income(1)	$117,386	100%	$120,902	100%	$343,190	100%	$376,706	100%

(1)
For the three months ended September 30, 2018 and 2017, such revenues represent $108,833 and $110,418, respectively, of cash income earned as well as $8,553 and $10,484, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the nine months ended September 30, 2018 and 2017, such revenues represent $324,041 and $348,791, respectively, of cash income earned as well as $19,149 and $27,915, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The decrease in interest income and PIK interest income during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the prepayment of certain higher yielding assets during the three and nine months ended September 30, 2018. The increase in fee income during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to increased prepayment activity during the three months ended September 30, 2018. The decrease in fee income during the nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to the decrease of structuring activity during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
The increase in dividend income during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2018.

Expenses
Our operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$17,567	$25,769	$61,739	$77,005
Subordinated income incentive fees	11,939	10,137	18,994	42,352
Administrative services expenses	799	799	2,371	2,530
Stock transfer agent fees	506	506	1,502	1,502
Accounting and administrative fees	395	434	1,227	1,303
Interest expense	26,924	22,786	77,958	62,971
Directors’ fees	254	278	1,053	849
Expenses associated with our independent audit and related fees	74	129	275	382
Legal fees	308	207	632	612
Printing fees	137	187	330	847
Other	698	579	2,302	1,137
Total operating expenses	$59,601	$61,811	$168,383	$191,490
Management fee waiver	—	(3,222)	(3,432)	(9,626)
Net operating expenses	$59,601	$58,589	$164,951	$181,864

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratio of operating expenses to average net assets	2.21%	2.13%	6.12%	6.56%
Ratio of management fee waiver to average net assets	—	(0.11)%	(0.12)%	(0.33)%
Ratio of net operating expenses to average net assets	2.21%	2.02%	6.00%	6.23%
Ratio of incentive fees and interest expense to average net assets(1)	1.44%	1.14%	3.52%	3.61%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.77%	0.88%	2.48%	2.62%

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
Net Investment Income
Our net investment income totaled $57,785 ($0.18 per share) and $62,313 ($0.19 per share) for the three months ended September 30, 2018 and 2017, respectively. The decrease in net investment income for the three months ended September 30, 2018 can be attributed to the decrease in interest income as discussed above.
Our net investment income totaled $178,239 ($0.55 per share) and $194,842 ($0.60 per share) for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net investment income for the nine months ended September 30, 2018 can be attributed to the decrease in interest and fee income as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gain (loss) on investments(1)	$18,504	$(5,942)	$(10,805)	$(49,199)
Net realized gain (loss) on foreign currency	446	122	(220)	439
Total net realized gain (loss)	$18,950	$(5,820)	$(11,025)	$(48,760)

(1)
We sold investments and received principal repayments, respectively, of  $377,864 and $287,365 during the three months ended September 30, 2018 and $131,102 and $260,991 during the three months ended September 30, 2017. We sold investments and received principal repayments, respectively, of  $653,396 and $805,504 during the nine months ended September 30, 2018 and $437,734 and $971,922 during the nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) on Investments and Secured Borrowing and Unrealized Gain (Loss) on Foreign Currency
Our net change in unrealized appreciation (depreciation) on investments, secured borrowing and foreign currency for the three and nine months ended September 30, 2018 and 2017 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(40,039)	$5,001	$(145,973)	$56,730
Net change in unrealized appreciation (depreciation) on secured borrowing	—	10	—	(26)
Net change in unrealized gain (loss) on foreign currency	(693)	(186)	84	(370)
Total net change in unrealized appreciation (depreciation)	$(40,732)	$4,825	$(145,889)	$56,334

During the three and nine months ended September 30, 2018, the net change in unrealized appreciation (depreciation) was driven primarily by lower valuations in a few select investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2018 and 2017, the net increase in net assets resulting from operations was $36,003 ($0.11 per share) and $61,318 ($0.19 per share), respectively.
For the nine months ended September 30, 2018, the net increase in net assets resulting from operations was $21,325 ($0.07 per share) compared to a net increase in net assets resulting from operations of  $202,416 ($0.62 per share) during the nine months ended September 30, 2017.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2018, we had $287,374 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $556,606 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2018, we had nineteen senior secured loan investments with aggregate unfunded commitments of  $194,639, one subordinated debt investment with an unfunded commitment of  $15,000, one unfunded commitment to purchase up to $71 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2018:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	132,000	68,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00%—2.25%(2)	276,394(3)	373,606	August 9, 2023
Total			$1,893,394	$556,606

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to a combined debt amount calculation.

(3)
Amount includes borrowings in U.S. Dollars and Canadian Dollars. Canadian dollar balance outstanding of CAD $73,000 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

For additional information regarding our financing arrangements, see Notes 8 to our unaudited consolidated financial statements included herein.
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
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2018 and 2017:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2017
March 31, 2017	$0.1885	$61,436
June 30, 2017	0.1885	61,505
September 30, 2017	0.1885	61,277
Total	$0.5655	$184,218
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
September 30, 2018	0.1885	61,137
Total	$0.5655	$183,436

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2018 and 2017.
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
For the nine months ended September 30, 2018, we recognized $7,168 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the nine months ended September 30, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, we did not incur any interest or penalties.
See Note 2 to our unaudited consolidated financial statements included herein for additional information regarding our significant accounting policies.
Contractual Obligations
We have entered into an agreement with FS/KKR Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/KKR Advisor investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. FS/KKR Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the nine months ended September 30, 2018 and 2017.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2018 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	—	$500,000	—	—
Cooper River Credit Facility(3)	May 29, 2020	$132,000	—	$132,000	—	—
Darby Creek Credit Facility(4)	August 19, 2020	$135,000	—	$135,000	—	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
Senior Secured Revolving Credit Facility(5)	August 9, 2023	$276,394	—	—	$276,394	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2018, no amounts remained unused under the financing arrangement.

(3)
At September 30, 2018, $68,000 remained unused under the Cooper River credit facility.

(4)
At September 30, 2018, $115,000 remained unused under the Darby Creek credit facility.

(5)
At September 30, 2018, $373,606 remained unused under the Senior Secured Revolving Credit Facility. Borrowings in U.S. Dollars and Canadian Dollars. Canadian dollar balance outstanding of CAD $73,000 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of September 30, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.
(dollar amounts in thousands)

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 82.5% of our portfolio investments (based on fair value) paid variable interest rates, 11.0% paid fixed interest rates, 5.7% were non-income producing senior secured loans or equity/other investments and the remaining 0.8% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the FS/KKR Advisor investment advisory and administrative services agreement, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to FS/KKR Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2018:
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(34,125)	$(17,185)	$(16,940)	(5.2)%
No change	—	—	—	—
Up 100 basis points	$35,028	$17,185	$17,843	5.5%
Up 300 basis points	$105,687	$51,556	$54,131	16.6%
Up 500 basis points	$176,473	$85,927	$90,546	27.8%

(1)
Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2018 and 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2018, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	3,296,879	$8.50	3,296,879	(1)
August 1, 2018 through August 31, 2018	—	—	—	—
September 1, 2018 through September 30, 2018	—	—	—	—
Total	3,296,879	$8.50	3,296,879	(1)

(1)
The maximum number of shares available for repurchase on July 2, 2018 was 3,296,879. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.   Defaults upon Senior Securities.
Not applicable.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
Not applicable.

Item 6.   Exhibits.
Item 15.b.   Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.5	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.6	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.7*	Third Amendment, dated as of July 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator.
10.8*	Fourth Amendment, dated as of September 10, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator.

10.9	Amended and Restated Account Control Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as pledgor, Citibank, N.A., as secured party, and Citibank, N.A., as securities intermediary. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.10	Security Agreement, dated as of March 27, 2013, by and between Cooper River LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.11	Agreement and Plan of Merger, dated as of March 27, 2013, by and among Cooper River LLC, Cooper River CBNA Loan Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 28, 2013.)
10.12	Amended and Restated Investment Management Agreement, dated as of May 29, 2015, by and between the Company, as investment manager, and Cooper River LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.13	Amended and Restated Sale and Contribution Agreement, dated as of May 29, 2015, by and between the Company, as seller, and Cooper River LLC, as purchaser. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.14	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.15	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.16	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.17	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.18	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.19	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.20	Sale and Contribution Agreement, dated as of February 20, 2014, by and between Darby Creek LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.21	Investment Management Agreement, dated as of February 20, 2014, by and between Darby Creek LLC and the Company, as investment manager. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.22	Securities Account Control Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as pledgor, Wells Fargo Bank, National Association, as secured party, and Wells Fargo Bank, National Association, as securities intermediary. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.23	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.24	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.25	Sale and Contribution Agreement, dated as of November 14, 2014, between Juniata River LLC, as purchaser, and the Company, as seller. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.26	Investment Management Agreement, dated as of November 14, 2014, between Juniata River LLC and FS Investment Corporation, as investment manager. (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.27	Collateral Administration Agreement, dated as of November 14, 2014, by and among Juniata River LLC, JPMorgan Chase Bank, National Association, as administrative agent, the Company, as investment manager and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.28	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.29	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2018.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)