Form 10-K
period 2018-12-31
FS Investment Corp II
filed 2019-03-19
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☑
There is no established market for the registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $8.05 per share.
There were 325,279,004 shares of the registrant’s common stock outstanding as of March 12, 2019.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS INVESTMENT CORPORATION II

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2018

i

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.
Business.

Summary
FS Investment Corporation II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, we had total assets of approximately $4.6 billion.
We are managed by FS/KKR Advisor, LLC, or the Advisor, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•
utilizing the experience and expertise of the management team of the Advisor;

•
employing a defensive investment approach focused on long-term credit performance and principal protection;

•
focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of  $25 million to $100 million at the time of investment. In many market environments, we believe such a focus offers an opportunity for superior risk adjusted returns;

•
investing primarily in established, stable enterprises with positive cash flows; and

•
maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us, in part, by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
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
About the Advisor
The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer, and Todd C. Builione, our president, serves as the Advisor’s president.

The Advisor’s management team has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The team also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor’s management team, will allow the Advisor to successfully execute our investment strategies.
Our board of directors, including a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory and administrative services agreement, by and between us and the Advisor, dated as of April 9, 2018, or the investment advisory and administrative services agreement, will review the investment advisory and administrative services agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting the industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $23 billion in assets under management as of December 31, 2018.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $65.6 billion of assets under management as of December 31, 2018 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $194.7 billion in assets under management as of December 31, 2018, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
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

Senior secured debt also provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.
Opportunity in Middle Market Private Companies
In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Large Target Market
Middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for us and investment programs managed by our affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.
Limited Investment Competition
Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans to middle market companies represented approximately 4% of overall middle market loan volume in 2018 and 1% of overall middle market loan volume in 2017, down from nearly 25% in 2000. However, the continuation of lower levels of participation by traditional financial institutions in the middle market is uncertain as a result of changing investment opportunities in the broader market and a potentially changing regulatory landscape.
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

Characteristics of and Risks Related to Investments in Private Companies
We invest primarily in the debt of private middle market U.S. companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves may often be illiquid. The securities of most of the companies in which we invest are not publicly-traded or actively-traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through its due diligence efforts to evaluate the creditworthiness of, and risks involved in, investing in these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
Investment Strategy
Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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

•
Private equity sponsorship. Often, we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor’s management team believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

•
Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.

•
Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Advisor’s senior management team, which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities.
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
Disciplined, income-oriented investment philosophy
The Advisor employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Advisor believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
International capital markets capabilities
The Advisor leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets team to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.
Ability to create bespoke financing solutions through asset based finance
The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved and mispriced asset classes, including across the aircraft, consumer finance, real estate and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.
Operating and Regulatory Structure
Our investment activities are managed by the Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory and administrative services agreement, we have agreed to pay the Advisor an annual base management fee based on the average weekly value of our gross assets and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.
From time to time, the Advisor may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Advisor believes will aid it in achieving our investment objectives. The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to our investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
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
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of the capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to senior secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay senior secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both senior secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to senior secured debt. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.
Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Subordinated Debt
In addition to senior secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
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
Convertible Securities
We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.
Non-U.S. Securities
We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act.
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Advisor.
Investments in Private Investment Funds
We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts and other business entities. In particular, we expect we may invest in asset-based opportunities through joint ventures, investment platforms or build-ups that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments in joint ventures, platforms and build-ups may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, (i) aircraft, (ii) shipping, (iii) renewables, (iv) real estate, (v) consumer finance, and (vi) energy/infrastructure.
Investments with Third-Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Advisor or its affiliates or associated persons.
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
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
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

We may also enter into interest rate hedging transactions at the sole discretion of the Advisor. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
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
Investment Process
The investment professionals employed by the Advisor or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.

Our Transaction Process
Sourcing
The relationships of the Advisor and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices. In addition, access to KKR & Co.’s Capital Markets and KKR’s Principal Finance strategies provide us with additional origination opportunities.
Evaluation
Screening: Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update: Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:
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

Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Advisor works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.

Post-Investment Monitoring
Portfolio Monitoring. The Advisor monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Advisor works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Advisor receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
Valuation Process. Each quarter, we value investments in our portfolio, and such values are disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, our board of directors determines the fair value of such investments in good faith, utilizing the input of our valuation committee, the Advisor and any other professionals or materials that our board of directors deems relevant, including independent third-party pricing services and independent third-party valuation services, if applicable. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Advisor will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisor, will retain any fees paid for such assistance.
Exit
While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.
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
Temporary Investments
Pending investment in other types of  “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to maintain our qualification as a RIC for U.S. federal income tax purposes as described below under “—Taxation as a RIC.” Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Code of Ethics
We and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 promulgated under the 1940 Act that, among other things, establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with each code’s requirements. Each code of ethics is available on our website at www.fsinvestments.com and on the EDGAR Database on the SEC’s Internet site at www.sec.gov.
Compliance Policies and Procedures
We and the Advisor have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer and the chief compliance officer of the Advisor are responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisor. The proxy voting policies and procedures of the Advisor are set forth below. The guidelines are reviewed periodically by the Advisor and our independent directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Advisor has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Advisor are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Advisor will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although the Advisor will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Advisor are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how the Advisor voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS Investment Corporation II, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112 or by calling us collect at (215) 495-1150.
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

•
pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•
pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.

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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each tax year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same tax year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discount and include such amounts in our taxable income in the current tax year, instead of upon their disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes.

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
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor’s senior management team. Furthermore, while we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market private U.S. companies, we are not certain whether this trend will continue as a result of the potentially changing regulatory landscape. For additional information, see “—Potential Market Opportunity” and “—Potential Competitive Strengths.”

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
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may retain additional investment personnel based upon its needs.
Available Information
For so long as our charter requires, within 60 days after the end of each fiscal quarter, we will distribute our quarterly report on Form 10-Q to all stockholders of record and to the state securities administrator in each state in which we offer or sell securities. In addition, for so long as our charter requires, we will distribute our annual report on Form 10-K to all stockholders and to the state securities administrator in each state in which we offer or sell securities within 120 days after the end of each fiscal year. These reports will also be available on our website at www.fsinvestments.com and on the SEC’s website at www.sec.gov. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and stockholders should not consider information contained on our website to be part of this annual report on Form 10-K.
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fsinvestments.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.   Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.
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
Uncertainty with respect to the financial stability of the United States and several countries in the European Union could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling to allow the U.S. Treasury Department to issue additional debt. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve also raised interest rates several times since the fourth quarter of 2015. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. It is unclear what other effects, if any, the end of quantitative easing, future interest rate raises, if any, and the pace of any such raises will have on the value of our investments or our ability to access the debt markets on favorable terms.
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
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy.
We may invest in European companies and companies that have operations that may be affected by the Eurozone economy. For example, concerns regarding the sovereign debt of various Eurozone countries and proposals for investors to incur substantial write-downs and reductions in the face value of certain countries’ sovereign debt have given rise to new concerns about sovereign defaults, particularly following the vote by the United Kingdom to leave the European Union, or EU, and the possibility that one or more further countries might leave the EU or the Eurozone and various proposals for support of affected countries and the Euro as a currency. The outcome of this situation cannot yet be predicted. Sovereign debt defaults and EU and/or Eurozone exits, could have material adverse effects on our investments in European companies, including, but not limited to, the availability of credit to support such companies’ financing needs, uncertainty and disruption in relation to financing, customer and supply contracts denominated in the Euro and wider economic disruption in markets served by those companies, while austerity and other measures introduced in order to limit or contain these issues may themselves lead to economic contraction and resulting adverse effects for our business, financial condition and results of operations. It is possible that a number of our investments will be denominated in the Euro. Greece, Ireland and Portugal received one or more “bailouts” from other members of the EU. Although several countries in the Eurozone have agreed to multi-year bailout loans with the European Central Bank and the International Monetary Fund, it is unclear how much additional funding these countries, or other Eurozone countries, will require. Legal uncertainty about the funding of Euro denominated obligations following any breakup or exits from the Eurozone (particularly in the case of investments in companies in affected countries) could also have material adverse effects on our business, financial condition and results of operations.
On June 23, 2016, the United Kingdom voted, via referendum, to exit from the EU, triggering political, economic and legal uncertainty. While such uncertainty most directly affects the United Kingdom and the EU, global markets suffered immediate and significant disruption. On March 29, 2017, the United Kingdom made a formal notification to the European Council under Article 50 of the Treaty on EU, which triggered a two year period during which the terms of an exit will be negotiated. The United Kingdom and the EU are therefore in a period of legal, regulatory and political uncertainty. The United Kingdom’s exit from the EU will impact us and ours investments (and their underlying issuers) in a variety of ways, not all of which are currently readily apparent immediately following the exit vote. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan. Further, the vote by the United Kingdom to leave the EU may increase the likelihood of similar referenda in other member states of the EU, which could result in additional departures from the EU and may trigger steps by countries within the United Kingdom to leave the United Kingdom. The uncertainty resulting from any such developments, or the possibility of such developments, would also be likely to cause significant market disruption in the EU and the United Kingdom and more broadly across the global economy, as well as introduce further legal, tax and regulatory uncertainty in the EU and the United Kingdom.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
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
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if our agreement with the Advisor were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor as well as its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Advisor’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Advisor may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, the investment advisory and administrative services agreement has termination provisions that allow the parties to terminate the agreement without penalty. The investment advisory and administrative services agreement may be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory and administrative services agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
The Advisor is a recently-formed investment adviser with a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
The Advisor is a recently-formed investment adviser jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
If the Advisor fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Finally, because our shares are not expected to be listed on a national securities exchange for the foreseeable future, stockholders will be limited in their ability to sell their shares in response to any changes in our investment policy, operating policies, investment criteria or strategies.
Changes in laws or regulations governing our operations or the operations of our business partners may adversely affect our business or cause us to alter our business strategy.
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. In particular, over the last several years there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
The impact on us of recent financial reform legislation, including the Dodd-Frank Act, is uncertain.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, or the Dodd-Frank Act, made broad changes to the OTC derivatives market, granted significant new authority to the Commodity Futures Trading Commission, or CFTC, and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
The presidential administration has announced its intention to repeal, amend or replace certain portions of Dodd-Frank and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization to include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
The SBCA Act allows us to incur additional leverage.
On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Before the reduced asset coverage requirements under Section 61(a)(2) are effective with respect to us, the application of that section of the 1940 Act must be approved by either (1) a “required majority,” as defined in the Section 57(o) of the 1940 Act, of our board of directors or (2) a majority of votes cast at a special or annual meeting of our stockholders. As a result, we may be able to incur additional indebtedness in the future, and, therefore the risk of an investment in us may increase.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in December 2015 that is designed to enhance the regulation of the use of derivatives by registered investments companies and BDCs. While the adoption of the December 2015 rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
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
Risks Related to the Advisor and its Affiliates
The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.
The Advisor and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Advisor an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Advisor may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Advisor to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, the Advisor may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio, or on income that we have not received.
Our investment advisory and administrative services agreement entitles the Advisor to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay the Advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
In addition, any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
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
There may be conflicts of interest related to obligations the Advisor’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example the Advisor is also the investment adviser to FS KKR Capital Corp., FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither the Advisor nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Advisor’s liability is limited under the investment advisory and administrative services agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the investment advisory and administrative services agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the investment advisory and administrative services agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory and administrative services agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
In addition, because we incur indebtedness for investment purposes, if the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and, as a result, could cause us to be subject to corporate-level tax on our income and capital gains, regardless of the amount of distributions paid. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated April 3, 2018, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
Convertible Securities. We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Structured Products. We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, structured notes and credit-linked notes. When investing in structured products, we may invest in any level of the subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). Structured products may be highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the issuer or counterparty, and will generally not have direct rights against the underlying borrowers or entities. Furthermore, the investments we make in structured products are at times thinly traded or have only a limited trading market. As a result, investments in such structured products may be characterized as illiquid securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies and securities of companies in emerging markets, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the

United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to investors located outside the country of the issuer, whether from currency blockage or otherwise.
Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.
The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
Investments in Private Funds. We may invest in, or wholly own, private investment funds, including hedge funds, private equity funds, limited liability companies, real estate investment trusts, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. We may not be able to withdraw our investment in certain private investment funds promptly after it has made a decision to do so, which may result in a loss to us and adversely affect our investment returns.
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
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•
foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•
foreign currency devaluations that reduce the value of and returns on our foreign investments;

•
adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•
adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•
adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•
changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•
high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•
legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities which would be required to register as investment companies but for an exemption under Sections 3(c)(1) and 3(c)(7) of the 1940 Act. Our investments in private funds are subject to substantial risks. Investments in such private investment funds expose us to the risks associated with the businesses of such funds or entities as well as such private investment funds’ portfolio companies. These private investment funds may or may not be registered investment companies and, thus, may not be subject to protections afforded by the 1940 Act, covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Advisor. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds. In addition, the purchase of the shares of some private investment funds requires the payment of sales loads and (in the case of closed-end investment companies) sometimes substantial premiums above the value of such investment companies’ portfolio securities.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of our investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
We may acquire various structured financial instruments for purposes of  “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to service our debt or pay distributions to our stockholders.
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

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, may be named as defendants in litigation arising from our investments in the portfolio companies; and

•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on any such portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the

SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory and administrative services agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.
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
Certain investments that we may make may include equity related securities, such as rights and warrants that may be converted into or exchanged for common stock or the cash value of the common stock. In addition, we may make direct equity investments in portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We may also be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may be unable to exercise any put rights we acquire, which grant us the right to sell our equity securities back to the portfolio company, for the consideration provided in our investment documents if the issuer is in financial distress.
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisor to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
A lack of liquidity in certain of our investments may adversely affect our business.
We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price or at all, and, as a result, we may suffer losses.
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

•
An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;

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

•
Recent tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

•
The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and

•
Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Advisor. See “Risks Related to the Advisor and its Affiliates—The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.2 billion in total assets, (ii) a weighted average cost of funds of 5.42%, (iii) $2.5 billion in debt outstanding (i.e., assumes that the full $2.5 billion available to us as of December 31, 2018 under our financing arrangements as of such date is outstanding) and (iv) $2.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.
Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(23.87)%	(14.37)%	(4.87)%	4.62%	14.12%
Similarly, assuming (i) $5.2 billion in total assets, (ii) a weighted average cost of funds of 5.42% and (iii) $2.5 billion in debt outstanding (i.e., assumes that the full $2.5 billion available to us as of December 31, 2018 under our financing arrangements as of such date is outstanding), our assets would need to yield an annual return (net of expenses) of approximately 2.57% in order to cover the annual interest payments on our outstanding debt.
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
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.
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
A liquidity event could include: (1) a listing of our common stock on a national securities exchange; (2) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation; or (3) a merger or another transaction approved by our board of directors in which our stockholders likely will receive cash or shares of a publicly-traded company. However, there can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.
Only a limited number of shares may be repurchased pursuant to our share repurchase program and stockholders may not be able to sell all of their shares under our share repurchase program or recover the amount of their investment in those shares.
Our share repurchase program includes numerous restrictions that limit stockholders’ ability to sell their shares. We intend to limit the number of shares repurchased pursuant to our share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the greater of  (x) the number of shares we can repurchase with the proceeds we receive from the sale of our shares under our distribution reinvestment plan, during the twelve-month period ending on the expiration date of the repurchase offer (less the amount of any such proceeds used to repurchase shares on each previous repurchase date for tender offers conducted during such period) and (y) the number of shares that we can repurchase with the proceeds we receive from the sale of shares under our distribution reinvestment plan during the three-month period ending on the expiration date of the repurchase offer, although, at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each calendar quarter (though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above); (3) unless stockholders tender all of their shares, stockholders must tender at least 25% of the number of shares they have purchased and generally must maintain a minimum balance of  $5,000 subsequent to submitting a portion of their shares for repurchase by us; and (4) to the extent that the number of shares tendered for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. The foregoing limitations have prevented us in recent quarters and may continue to prevent us in the future from accommodating all repurchase requests made in any year.
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
We may fund distributions from the uninvested proceeds of a securities offering and borrowings, and we have not established limits on the amount of funds we may use from such proceeds or borrowings to make any such distributions. We have paid and may continue to pay distributions from the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Distributions from offering proceeds or from borrowings could reduce the amount of capital we ultimately invest in our portfolio companies.
A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.
Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 450,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of common stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.
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
The net asset value of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

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
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2019:
(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Stock	450,000,000	—	325,279,004
As of March 12, 2019, we had 66,705 record holders of our common stock.
Share Repurchase Program and Distributions
We intend to continue to conduct quarterly tender offers pursuant to our share repurchase program.
The following table provides information concerning our repurchases of shares of common stock pursuant to our share repurchase program during the quarter ended December 31, 2018:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2018	3,237,783	$8.400	3,237,783	(1)
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	—	—	—	—
Total	3,237,783	$8.400	3,237,783	(1)

(1)
The maximum number of shares available for repurchase on October 2, 2018 was 3,237,783.

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

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7540	$244,088
2017	$0.7540	$244,970
2018	$0.7540	$244,565
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.
Item 6.
Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from our consolidated financial statements, which have been audited by RSM US LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of operations data:
Investment income	$453,984	$523,686	$488,051	$529,462	$398,783
Operating expenses
Total expenses and excise taxes	221,053	265,184	245,734	249,065	156,107
Less: management fee waiver	(3,432)	(12,853)	(12,211)	(10,252)	—
Net expenses and excise taxes	217,621	252,331	233,523	238,813	156,107
Net investment income (loss)	236,363	271,355	254,528	290,649	242,676
Total net realized and unrealized gain (loss)	(273,806)	(81,420)	162,787	(351,632)	(51,708)
Net increase (decrease) in net assets resulting from operations	$(37,443)	$189,935	$417,315	$(60,983)	$190,968
Per share data:
Net investment income (loss)—basic and diluted(1)	$0.73	$0.83	$0.79	$0.92	$0.80
Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$(0.12)	$0.58	$1.29	$(0.19)	$0.63
Distributions declared(2)	$0.75	$0.75	$0.75	$0.75	$0.74
Balance sheet data:
Total assets	$4,554,254	$5,110,081	$4,967,858	$4,807,951	$4,726,571
Credit facilities, secured borrowing and repurchase agreements payable	$1,887,132	$2,179,354	$1,977,053	$2,043,919	$1,641,194
Total net assets	$2,567,409	$2,853,021	$2,909,860	$2,690,412	$2,911,790
Other data:
Total return(3)	(1.64)%	6.59%	16.07%	(2.37)%	6.97%
Total return (without assuming reinvestment of distributions)(3)	(1.37)%	6.52%	15.29%	(1.94)%	6.92%
Number of portfolio company investments at period end	160	131	138	165	200
Total portfolio investments for the period	$1,895,833	$1,947,595	$1,413,343	$1,904,545	$3,382,134
Proceeds from sales and prepayments of investments	$1,885,140	$1,838,233	$1,653,755	$1,462,611	$1,625,100

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)
The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(3)
The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of our future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rates payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on our investment portfolio during the applicable period and do not represent an actual return to stockholders.

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

•
actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•
our use of financial leverage;

•
the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•
the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•
our ability to maintain our qualification as a RIC and as a BDC;

•
the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•
the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•
the tax status of the enterprises in which we may invest;

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
We are externally managed by the Advisor pursuant to the investment advisory and administrative services agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into the investment advisory and administrative services agreement with the Advisor, which replaced an investment advisory and administrative services agreement, or the FSIC II Advisor investment advisory and administrative services agreement with our former investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, in our target companies, generally in conjunction with one of our debt investments, including through the restructuring of such investments, or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the

Advisor’s fundamental analysis, which may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory and administrative services agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
The Advisor oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Advisor assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the investment advisory and administrative services agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than monthly for expenses necessary to perform services related to our administration and operations. The amount of this reimbursement is set at the lesser of  (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•
corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory and administrative services agreement;

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

•
federal and state registration fees;

•
federal, state and local taxes;

•
fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;

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

•
and all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory and administrative services agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
Portfolio Investment Activity for the Years Ended December 31, 2018 and 2017
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2018 and 2017:
	For the Year Ended December 31,
Net Investment Activity	2018	2017
Purchases	$1,895,833	$1,947,595
Sales and Repayments	(1,885,140)	(1,838,233)
Net Portfolio Activity	$10,693	$109,362

	For the Year Ended December 31,
	2018		2017
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,448,861	76%	$1,555,659	80%
Senior Secured Loans—Second Lien	197,852	11%	141,861	8%
Other Senior Secured Debt	103,808	6%	40,746	2%
Subordinated Debt	102,391	5%	158,364	8%
Asset Based Finance	694	0%	4,014	0%
Equity/Other	42,227	2%	46,951	2%
Total	$1,895,833	100%	$1,947,595	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,382,158	$3,293,291	75%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	418,015	333,986	8%	385,761	327,135	7%
Other Senior Secured Debt	207,181	196,616	5%	123,045	124,673	3%
Subordinated Debt	242,792	221,858	5%	349,760	345,593	8%
Asset Based Finance	42,050	46,152	1%	41,494	47,173	1%
Equity/Other	268,409	267,377	6%	295,515	331,950	7%
Total	$4,560,605	$4,359,280	100%	$4,603,708	$4,597,594	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2018 and 2017:
	December 31, 2018	December 31, 2017
Number of Portfolio Companies	160	131
% Variable Rate (based on fair value)	82.6%	82.4%
% Fixed Rate (based on fair value)	11.2%	9.9%
% Income Producing Equity/Other Investments (based on fair value)	1.9%	0.4%
% Non-Income Producing Equity/Other Investments (based on fair value)	4.3%	7.3%
% of Investments on Non-Accrual (based on fair value)	1.1%	0.4%
Weighted Average Annual Yield on Income Producing Investments	10.5%	9.8%
Based on our regular monthly cash distribution amount of  $0.06283 per share as of December 31, 2018 and our distribution reinvestment price of  $8.05 per share, the annualized distribution rate to stockholders as of December 31, 2018 was 9.37%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the year ended December 31, 2018, our total return was (1.64)% and our total return without assuming reinvestment of distributions was (1.37)%.
Based on our regular monthly cash distribution amount of  $0.06283 per share as of December 31, 2017 and our distribution reinvestment price of  $8.80 per share, the annualized distribution rate to stockholders as of December 31, 2017 was 8.57%. During the year ended December 31, 2017, our total return was 6.59% and our total return without assuming reinvestment of distributions was 6.52%.
Our estimated gross portfolio yield may be higher than a stockholder’s yield on an investment in shares of our common stock. Our estimated gross portfolio yield does not reflect operating expenses that may be incurred by us. In addition, our estimated gross portfolio yield and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our estimated gross portfolio yield, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 12 to our consolidated financial statements contained in this annual report on Form 10-K for information regarding the calculations of our total return.
Direct Originations
The following table presents certain selected information regarding our direct originations as of December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	December 31, 2018	December 31, 2017
Number of Portfolio Companies	74	75
Median Annual EBITDA of Portfolio Companies	$56,000	$44,400
Median Leverage Through Tranche of Portfolio Companies—Excluding Equity/Other and Collateralized Securities	4.8x	4.8x
% of Investments on Non-Accrual (based on fair value)	1.2%	—
Total Cost of Direct Originations	$3,615,151	$3,777,201
Total Fair Value of Direct Originations	$3,497,141	$3,812,590
% of Total Investments, at Fair Value	80.2%	82.9%
Weighted Average Annual Yield for Accruing Debt Investments(1)	10.5%	9.7%

(1)
The weighted average annual yield for accruing debt investments is computed as (i) the sum of  (a) the stated annual interest rate of each debt and debt-like investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accreting debt investment; divided by (ii) the total amortized cost of debt investments included in the calculated group as of the end of the applicable reporting period. Asset based finance investments with an effective interest rate are being included in the calculation.
Portfolio Composition by Industry Classification
See Note 6 to our audited consolidated financial statements included herein for additional information regarding the composition of our investment portfolio by industry classification.
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The Advisor formerly used an investment rating scale of 1 to 5. For the investment ratings as of December 31, 2017, the Advisor has reclassified investments as follows: investments that were ranked a 1 or 2 are now ranked a 1, investments that were ranked a 3 are now ranked a 2, investments that were ranked a 4 are now ranked a 3 and investments that were ranked a 5 are now ranked a 4. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.
2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.
3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,817,253	65%	$4,174,744	91%
2	1,377,931	32%	332,397	7%
3	95,013	2%	6,771	0%
4	69,083	1%	83,682	2%
Total	$4,359,280	100%	$4,597,594	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Revenues
Our investment income for the years ended December 31, 2018, 2017 and 2016 was as follows:
	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$398,853	88%	$436,617	83%	$425,106	87%
Paid-in-kind interest income	17,485	4%	25,593	5%	24,358	5%
Fee income	29,684	6%	61,465	12%	35,860	7%
Dividend income	7,962	2%	11	0%	2,727	1%
Total investment income(1)	$453,984	100%	$523,686	100%	$488,051	100%

(1)
Such revenues represent $429,012, $488,027 and $450,729 of cash income earned as well as $24,972, $35,659 and $37,322 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees.
The decrease in interest income and fee income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the prepayment of certain higher yielding assets and the decrease in structuring activity during the year ended December 31, 2018 compared to December 31, 2017.
The increase in interest income and fee income during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to fees associated with the prepayment of several large investments and the acceleration of original issue discount.

Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Management fees	$78,994	$102,827	$97,686
Subordinated income incentive fees	24,790	61,481	62,329
Administrative services expenses	3,313	3,329	3,736
Stock transfer agent fees	1,978	2,008	2,055
Accounting and administrative fees	1,539	1,740	1,487
Interest expense	103,054	86,524	70,408
Directors’ fees	1,239	1,148	1,126
Expenses associated with our independent audit and related fees	350	511	437
Legal fees	601	887	657
Printing fees	466	848	1,667
Other	2,246	1,691	2,178
Operating expenses	218,570	262,994	243,766
Management fees waiver	(3,432)	(12,853)	(12,211)
Net operating expenses before taxes	215,138	250,141	231,555
Excise taxes	2,483	2,190	1,968
Total net expenses, including excise taxes	$217,621	$252,331	$233,523

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
Ratio of operating expenses and excise taxes to average net assets	8.12%	9.10%	8.96%
Ratio of management fee waiver to average net assets	(0.13)%	(0.44)%	(0.45)%
Ratio of net operating expenses and excise taxes to average net assets	7.99%	8.66%	8.51%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	4.78%	5.16%	4.91%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.21%	3.50%	3.60%

(1)
Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $236,363 ($0.73 per share), $271,355 ($0.83 per share) and $254,528 ($0.79 per share) for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in net investment income for the year ended December 31, 2018 compared to 2017 can be attributed to the decrease in interest and fee income as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, secured borrowing, and foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net realized gain (loss) on investments(1)	$(79,587)	$(115,330)	$(141,715)
Net realized gain (loss) on secured borrowing	—	(59)	—
Net realized gain (loss) on foreign currency	(10)	671	(2)
Total net realized gain (loss)	$(79,597)	$(114,718)	$(141,717)

(1)
During the years ended December 31, 2018, 2017 and 2016, we sold investments and received principal repayments of  $914,638, $866,311 and $510,114, and $970,502, $971,922 and $1,143,641, respectively, from which we realized the above net gain or loss on investments.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, secured borrowing, interest rate swaps and unrealized gain (loss) on foreign currency for the years ended December 31, 2018, 2017 and 2016 were as follows:
	Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments	$(195,211)	$33,758	$304,638
Net change in unrealized appreciation (depreciation) on secured borrowing	—	134	(134)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(1,743)	—	—
Net change in unrealized gain (loss) on foreign currency	2,745	(594)	—
Total net change in unrealized appreciation (depreciation)	$(194,209)	$33,298	$304,504

During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was driven by increased general depreciation across the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2018, 2017 and 2016, the net increase (decrease) in net assets resulting from operations was $(37,443) ($(0.12) per share) $189,935 ($0.58 per share) and $417,315 ($1.29 per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2018, we had $150,458 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $559,746 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2018, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2018, we had unfunded debt investments with aggregate unfunded commitments of  $172,963 and an unfunded commitment to purchase up to $47 in shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as from the issuance of shares under the distribution reinvestment plan, and principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangements.”
Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and from the issuance of shares under the distribution reinvestment plan, as well as principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2018:
	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107,000	93,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00%–2.25%(2)	298,254(3)	351,746	August 9, 2023
Total			$1,890,254	$559,746

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.13 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$63,500 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of  (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2018, 2017 or 2016 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7540	$244,088
2017	$0.7540	$244,970
2018	$0.7540	$244,565
See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2018, 2017 and 2016.
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
Valuation of Portfolio Investments
We determine the fair value of our investment portfolio each quarter. Securities are valued at fair value as determined in good faith by our board of directors. In connection with that determination, the Advisor provides our board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of our board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that our board of directors approve our fair valuations; and

•
our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third party valuation services and our board of directors may consider when determining the fair value of our investments.

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
The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. the Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of our investments are determined in good faith by our board of directors. Our board of directors is responsible for the valuation of our portfolio investments at fair value as determined in good faith pursuant to our valuation policy and consistently applied valuation process. Our board of directors has delegated day-to-day responsibility for implementing our valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by our board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.
See Note 8 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Revenue Recognition
Security transactions are accounted for on the trade date. We record interest income on an accrual basis to the extent that we expect to collect such amounts. We record dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. We do not accrue as a receivable interest or dividends on loans and securities if we have reason to doubt our ability to collect such income. Our policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. We consider many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that we will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on our judgment.
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
For the year ended December 31, 2018, we recognized $8,674 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on our consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which we recorded structuring and other non-recurring upfront fees as income when earned. We have determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, we did not incur any interest or penalties.
See Note 2 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our significant accounting policies.
Partial Loan Sales
We follow the guidance in ASC Topic 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on our consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value.
Derivative Instruments
Our derivative instruments include foreign currency forward contracts and cross currency swaps. We recognize all derivative instruments as assets or liabilities at fair value in our consolidated financial statements. Derivative contracts entered into by us are not designated as hedging instruments, and as a result, we present changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the years ended December 31, 2018, 2017 and 2016.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2018 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	$500,000	—	—	—
Cooper River Credit Facility(3)	May 29, 2020	$107,000	—	$107,000	—	—
Darby Creek Credit Facility(4)	August 19, 2020	$135,000	—	$135,000	—	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
Senior Secured Revolving Credit Facility(5)	August 9, 2023	$298,254	—	—	$298,254	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At December 31, 2018, no amounts remained unused under the financing arrangement.

(3)
At December 31, 2018, $93,000 remained unused under the Cooper River Credit Facility.

(4)
At December 31, 2018, $115,000 remained unused under the Darby Creek Credit Facility.

(5)
At December 31, 2018, $351,746 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.13 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $63,500 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 82.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 11.2% were debt investments paying fixed interest rates while 1.9% were other income producing investments and the remaining 4.3% consisted of non-income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2018, we have two pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.78% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $160 million. The interest rate swaps have quarterly settlement payments.
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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2018 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(35,417)	$(18,456)	$(16,961)	(5.1)%
No change	—	—	—	—
Up 100 basis points	35,919	18,456	17,463	5.2%
Up 300 basis points	108,487	55,367	53,120	15.9%
Up 500 basis points	181,054	92,279	88,775	26.5%

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

Item 8.
Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Stockholders of
FS Investment Corporation II
Opinion on the Internal Control Over Financial Reporting
We have audited FS Investment Corporation II’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and our report dated March 19, 2019 expressed an unqualified opinion.
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
March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and the Stockholders of
FS Investment Corporation II
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets, including the consolidated schedules of investments, of FS Investment Corporation II (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), FS Investment Corporation II’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the auditor of one or more FS Investments investment companies since 2007.
Blue Bell, Pennsylvania
March 19, 2019

FS Investment Corporation II

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,312,105 and $4,397,304, respectively)	$4,131,877	$4,374,076
Non-controlled/affiliated investments (amortized cost—$248,500 and $206,404, respectively)	227,403	223,518
Total investments, at fair value (amortized cost—$4,560,605 and $4,603,708, respectively)	4,359,280	4,597,594
Cash	148,172	449,215
Foreign currency, at fair value (cost—$2,264 and $10,938, respectively)	2,286	11,194
Receivable for investments sold and repaid	4,025	682
Interest receivable	34,221	45,247
Deferred financing costs	6,000	5,284
Prepaid expenses and other assets	97	865
Receivable on interest rate swaps	173	—
Total assets	$4,554,254	$5,110,081
Liabilities
Payable for investments purchased	$42,236	$3,688
Credit facilities payable (net of deferred financing costs of $3,122 and $5,125, respectively)(1)	1,887,132	2,179,354
Stockholder distributions payable	11,688	10,561
Management fees payable	17,256	22,595
Subordinated income incentive fees payable(2)	5,796	19,129
Administrative services expense payable	365	568
Interest payable	16,480	16,842
Directors’ fees payable	243	277
Interest rate swap income payable	174	—
Unrealized depreciation on interest rate swaps	1,743	—
Other accrued expenses and liabilities	3,732	4,046
Total liabilities	1,986,845	2,257,060
Commitments and contingencies(3)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,445,320 and 326,748,337 shares issued and outstanding, respectively	326	327
Capital in excess of par value	2,990,996	3,004,948
Accumulated earnings (loss)(4)	(423,913)	(152,254)
Total stockholders’ equity	2,567,409	2,853,021
Total liabilities and stockholders’ equity	$4,554,254	$5,110,081
Net asset value per share of common stock at year end	$7.86	$8.73

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)
See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)
See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Investment income
From non-controlled/unaffiliated investments:
Interest income	$375,180	$417,336	$414,595
Paid-in-kind interest income	8,550	21,126	19,040
Fee income	28,561	59,893	34,861
Dividend income	7,962	11	2,727
From non-controlled/affiliated investments:
Interest income	23,673	18,617	10,511
Paid-in-kind interest income	8,935	3,914	5,318
Fee income	1,123	1,572	999
From controlled/affiliated investments:
Interest income	—	664	—
Paid-in-kind interest income	—	553	—
Total investment income	453,984	523,686	488,051
Operating expenses
Management fees(1)	78,994	102,827	97,686
Subordinated income incentive fees(2)	24,790	61,481	62,329
Administrative services expenses	3,313	3,329	3,736
Stock transfer agent fees	1,978	2,008	2,055
Accounting and administrative fees	1,539	1,740	1,487
Interest expense(3)	103,054	86,524	70,408
Directors’ fees	1,239	1,148	1,126
Other general and administrative expenses	3,663	3,937	4,939
Operating expenses	218,570	262,994	243,766
Management fee waiver(1)	(3,432)	(12,853)	(12,211)
Net expenses	215,138	250,141	231,555
Net investment income before taxes	238,846	273,545	256,496
Excise taxes	2,483	2,190	1,968
Net investment income	236,363	271,355	254,528
Realized and unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(4,063)	(91,829)	(141,701)
Non-controlled/affiliated investments	(75,524)	7,324	(14)
Controlled/affiliated investments	—	(30,825)	—
Net realized gain (loss) on secured borrowing	—	(59)	—
Net realized gain (loss) on foreign currency	(10)	671	(2)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(157,000)	34,915	302,611
Non-controlled/affiliated investments	(38,211)	(1,157)	2,027
Net change in unrealized appreciation (depreciation) on secured borrowings	—	134	(134)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(1,743)	—	—
Net change in unrealized gain (loss) on foreign currency	2,745	(594)	—
Total net realized and unrealized gain (loss) on investments	(273,806)	(81,420)	162,787
Net increase (decrease) in net assets resulting from operations	$(37,443)	$189,935	$417,315
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$(0.12)	$0.58	$1.29
Weighted average shares outstanding	324,551,233	325,363,299	323,799,126

(1)
See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)
See Note 2 for a discussion of the methodology employed by the Company in calculating capital gains incentive fees and the subordinated income incentive fees.

(3)
See Note 9 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operations
Net investment income	$236,363	$271,355	$254,528
Net realized gain (loss) on investments, secured borrowing and foreign currency	(79,597)	(114,718)	(141,717)
Net change in unrealized appreciation (depreciation) on investments, secured borrowing and interest rate swaps(1)	(196,954)	33,892	304,504
Net change in unrealized gain (loss) on foreign currency	2,745	(594)	—
Net increase (decrease) in net assets resulting from operations	(37,443)	189,935	417,315
Stockholder distributions(2)
Distributions to stockholders	(244,565)	(244,970)	(244,088)
Net decrease in net assets resulting from stockholder distributions	(244,565)	(244,970)	(244,088)
Capital share transactions(3)
Reinvestment of stockholder distributions	110,569	122,786	138,013
Repurchases of common stock	(114,173)	(124,590)	(91,792)
Net increase (decrease) in net assets resulting from capital share transactions	(3,604)	(1,804)	46,221
Total increase (decrease) in net assets	(285,612)	(56,839)	219,448
Net assets at beginning of year	2,853,021	2,909,860	2,690,412
Net assets at end of year	$2,567,409	$2,853,021	$2,909,860

(1)
See Note 9 for a discussion of the Company’s financing arrangements.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(37,443)	$189,935	$417,315
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,895,833)	(1,947,595)	(1,413,343)
Paid-in-kind interest	(17,485)	(25,593)	(24,358)
Proceeds from sales and repayments of investments	1,885,140	1,838,233	1,653,755
Net realized (gain) loss on investments and secured borrowing	79,587	115,389	141,715
Net change in unrealized (appreciation) depreciation on investments	195,211	(33,758)	(304,638)
Net change in unrealized (appreciation) depreciation on secured borrowing	—	(134)	134
Net change in unrealized (appreciation) depreciation on interest rate swaps	1,743	—	—
Accretion of discount	(8,306)	(46,816)	(17,651)
Amortization of deferred financing costs	6,023	5,325	3,827
Unrealized (gain) loss on borrowings in foreign currency	(2,451)	1,357	—
(Increase) decrease in receivable for investments sold and repaid	(3,343)	73,312	(72,069)
(Increase) decrease in interest receivable	11,026	(2,169)	(5,199)
(Increase) decrease in prepaid expenses and other assets	768	(865)	224
(Increase) decrease in receivable on interest rate swaps	(173)	—	—
Increase (decrease) in payable for investments purchased	38,548	(10,401)	14,089
Increase (decrease) in management fees payable	(5,339)	985	81
Increase (decrease) in subordinated income incentive fees payable	(13,333)	2,636	239
Increase (decrease) in administrative services expense payable	(203)	(224)	(600)
Increase (decrease) in interest payable	(362)	3,173	3,689
Increase (decrease) in directors’ fees payable	(34)	(5)	4
Increase (decrease) in interest rate swap income payable	174	—	—
Increase (decrease) in other accrued expenses and liabilities	(314)	217	(85)
Net cash provided by (used in) operating activities	233,601	163,002	397,129
Cash flows from financing activities
Reinvestment of stockholder distributions	110,569	122,786	138,013
Repurchases of common stock	(114,173)	(124,590)	(91,792)
Stockholder distributions	(243,438)	(244,590)	(254,180)
Borrowings under credit facilities(1)	550,395	782,371	682,500
Borrowings under repurchase agreements(1)	—	—	110,000
Proceeds (repayments) from secured borrowing(1)	—	(8,214)	8,132
Repayments of credit facilities(1)	(842,169)	(174,628)	(202,961)
Repayments of repurchase agreement(1)	—	(400,000)	(660,000)
Deferred financing costs paid	(4,736)	(2,804)	(8,546)
Net cash provided by (used in) financing activities	(543,552)	(49,669)	(278,834)
Total increase (decrease) in cash and foreign currency	(309,951)	113,333	118,295
Cash and foreign currency at beginning of year	460,409	347,076	228,781
Cash and foreign currency at end of year	$150,458	$460,409	$347,076
Supplemental disclosure
Local and excise taxes paid	$2,585	$1,825	$2,069

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2018, 2017 and 2016, the Company paid $96,923, $77,558 and $62,775, respectively, in interest expense on credit facilities and $0, $468 and $124, respectively, in interest expense on secured borrowing.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—128.3%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	9.0%		11/18/23	$39,540	$39,561	$39,540
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	9.0%		11/18/23	34,461	34,461	34,461
Abaco Energy Technologies LLC	(h)(i)(t)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	24,428	23,941	24,153
ABB CONCISE Optical Group LLC	(t)	Retailing	L+500	1.0%	6/15/23	2,769	2,779	2,658
Accuride Corp	(j)(t)	Capital Goods	L+525	1.0%	11/17/23	540	520	518
Acosta Holdco Inc	(h)(t)	Commercial & Professional Services	L+325	1.0%	9/26/21	6,644	5,383	4,081
Addison Holdings	(f)(g)(h)(i)	Commercial & Professional Services	L+675	1.0%	12/29/23	83,832	83,832	83,974
Advanced Lighting Technologies Inc	(h)(u)	Materials	L+750	1.0%	10/4/22	9,125	7,933	9,125
Advantage Sales & Marketing Inc	(i)(t)	Commercial & Professional Services	L+325	1.0%	7/23/21	15,370	14,681	13,654
Aleris International Inc	(h)(t)	Materials	L+475		2/27/23	1,367	1,354	1,358
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	111,623	111,623	112,739
Altus Power America Inc	(i)	Energy	L+750	1.5%	9/30/21	3,183	3,183	3,087
Altus Power America Inc	(n)	Energy	L+750	1.5%	9/30/21	140	140	136
American Tire Distributors Inc	(t)	Automobiles & Components	L+750	1.0%	8/30/24	4,031	3,521	3,319
American Tire Distributors Inc	(t)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	634	593	593
Ammeraal Beltech Holding BV	(m)(t)	Capital Goods	E+375		7/30/25	€1,491	1,725	1,701
Apex Group Limited	(m)(n)	Diversified Financials	L+650		6/15/23	$2,302	2,238	1,970
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+650	1.0%	6/15/25	15,565	15,271	14,948
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	7,509	7,370	7,211
Apex Group Limited	(m)	Diversified Financials	L+650	1.0%	6/15/25	2,503	2,466	2,404
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	3,754	3,699	3,606
Ascension Insurance Inc	(f)(g)(h)	Insurance	L+825	1.3%	3/5/19	77,635	77,567	77,635
Ascension Insurance Inc	(n)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	27,800
Aspect Software Inc	(k)(l)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	4,671	4,657	3,480
Aspect Software Inc	(h)(k)(l)	Software & Services	L+1100	1.0%	5/25/20	3,598	3,556	2,680
ATX Networks Corp	(f)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,852	1,839	1,759
ATX Networks Corp	(f)(i)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	24,804	24,368	23,564
AVF Parent LLC	(h)(i)	Retailing	L+725	1.3%	3/1/24	74,461	74,461	69,605
Belk Inc	(t)	Retailing	L+475	1.0%	12/12/22	22,635	19,743	18,366
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	$52,500	$52,500	$47,738
Caprock Midstream LLC	(t)	Energy	L+475		11/3/25	6,046	5,916	5,638
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	7,500	7,500	7,500
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	47,325	46,621	46,615
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	626	626	632
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	5,635	5,635	5,691
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,605	53,605	54,141
CSM Bakery Products	(i)(t)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,217	5,071	4,845
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135,734	135,734	133,019
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,312	17,312	16,620
Dayton Superior Corp	(i)(t)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,790	11,585	9,874
Diamond Resorts International Inc	(i)(t)	Consumer Services	L+375	1.0%	9/2/23	14,085	13,795	13,170
Distribution International Inc	(t)	Retailing	L+500	1.0%	12/15/21	3,398	3,247	3,024
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,084	3,516
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,368	27,082	26,950
Eagleclaw Midstream Ventures LLC	(i)(j)(t)	Energy	L+425	1.0%	6/24/24	11,455	10,917	10,747
EIF Van Hook Holdings LLC	(i)(t)	Energy	L+525		9/5/24	7,378	7,234	7,184
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	88,200	88,200	88,361
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	1,964	1,733	258
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	3,072	3,072	2,984
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	212	210	212
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	455	455	455
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,070	1,055	1,070
Foresight Energy LLC	(h)(m)(t)	Materials	L+575	1.0%	3/28/22	10,591	10,575	10,423
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	5,051	5,051	4,989
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,253	47,253	46,671
FullBeauty Brands Holdings Corp	(k)(l)(t)	Retailing	L+475	1.0%	10/14/22	4,910	4,574	1,495
Gulf Finance LLC	(i)(t)	Energy	L+525	1.0%	8/25/23	4,687	4,585	3,615
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HM Dunn Co Inc	(h)(k)(l)(u)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	$43,885	$38,571	$7,022
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,717	50,286	36,262
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,640	35,640	34,656
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	118,098
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,522	11,522	11,522
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,775	2,803
JC Penney Corp Inc	(m)(t)	Retailing	L+425	1.0%	6/23/23	1,205	1,149	1,034
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,947	121,947
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,268	35,269
Jo-Ann Stores Inc	(i)(t)	Retailing	L+500	1.0%	10/20/23	5,013	5,004	4,794
Jostens Inc	(j)(t)	Consumer Services	L+550		12/19/25	3,663	3,552	3,574
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,696	72,140	74,877
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,681	110,681	108,329
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9,849	9,849	9,639
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	38,356	38,356	38,644
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	6,644	6,644	6,694
LD Intermediate Holdings Inc	(i)(t)	Software & Services	L+588	1.0%	12/9/22	16,150	15,058	14,656
MB Precision Holdings LLC	(g)(h)(k)(l)(u)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,339	20,364	21,339
Mitel US Holdings Inc	(i)(t)	Technology Hardware & Equipment	L+450		11/30/25	4,559	4,548	4,431
Monitronics International Inc	(j)(m)(t)	Commercial & Professional Services	L+550	1.0%	9/30/22	3,838	3,702	3,442
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,824	10,842
NaviHealth Inc.	(i)(j)(t)	Health Care Equipment & Services	L+500		8/1/25	15,111	14,437	14,318
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/24	14,762	14,762	14,614
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24	51,187	51,187	50,676
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24	10,500	10,500	10,395
P2 Energy Solutions, Inc.	(t)	Energy	L+400	1.3%	10/30/20	74	73	71
PAE Holding Corp	(j)(t)	Capital Goods	L+550	1.0%	10/20/22	9	9	9
Panda Liberty LLC	(f)(g)(t)	Energy	L+650	1.0%	8/21/20	11,515	11,525	10,383
Peak 10 Holding Corp	(j)(t)	Telecommunication Services	L+325	1.0%	8/1/24	8,965	8,329	8,181
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		$66,842	$66,842	$68,262
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23		44,021	44,021	44,021
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24		207,992	207,992	204,352
Propulsion Acquisition LLC	(f)(h)(i)(t)	Capital Goods	L+600	1.0%	7/13/21		58,267	56,734	57,684
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21		56,025	55,983	56,166
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		55,015	54,490	54,850
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		7,165	7,165	6,673
Rogue Wave Software Inc	(h)	Software & Services	L+843	1.0%	9/25/21		72,434	72,434	72,343
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23		70,234	70,234	62,947
Savers Inc	(t)	Retailing	L+375	1.3%	7/9/19		1,539	1,529	1,473
Sequa Corp	(i)(j)(t)	Materials	L+500	1.0%	11/28/21		18,467	18,212	17,705
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,229	12,229	12,448
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	71,247
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118,929	116,976	118,929
SI Group Inc	(j)(t)	Materials	L+475		10/15/25		2,922	2,814	2,820
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+550		8/2/25		2,776	2,737	2,728
Sorenson Communications LLC	(f)(g)(h)(j)(t)	Telecommunication Services	L+575	2.3%	4/30/20		107,393	107,217	106,991
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	105,591
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	56,874	44,009	42,101
Strike LLC	(i)(t)	Energy	L+800	1.0%	11/30/22		$4,285	4,191	4,290
Sungard Availability Services Capital Inc	(f)(t)	Software & Services	L+700	1.0%	9/30/21		10,336	10,266	8,827
Sungard Availability Services Capital Inc	(t)	Software & Services	L+1000	1.0%	10/1/22		962	918	933
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		10,564	10,143	9,974
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		2,459	2,361	2,322
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,492	19,492	19,492
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		52,024	51,511	51,504
Team Health Inc	(j)(t)	Health Care Equipment & Services	L+275	1.0%	2/6/24		78	71	70
Trace3 Inc	(f)(g)(h)(i)	Diversified Financials	L+675	1.0%	8/5/24		161,585	161,585	159,970
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25		79,891	79,290	77,407
Vivint Inc	(i)(t)	Commercial & Professional Services	L+500		4/1/24		18,583	18,537	18,111
Warren Resources Inc	(h)(u)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14,652	14,652	14,652
York Risk Services Group Inc	(t)	Insurance	L+375	1.0%	10/1/21		980	975	919
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22	$37,112	$37,112	$37,483
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22	6,571	6,571	6,637
Total Senior Secured Loans—First Lien							3,539,497	3,450,630
Unfunded Loan Commitments							(157,339)	(157,339)
Net Senior Secured Loans—First Lien							3,382,158	3,293,291
Senior Secured Loans—Second Lien—13.0%
Access CIG LLC	(t)	Software & Services	L+775		2/27/26	1,326	1,342	1,314
Advantage Sales & Marketing Inc	(t)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,039	1,815
American Bath Group LLC	(i)(t)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,588	6,965
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	52,309	51,285	51,183
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	4,500	4,076	3,979
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	1,872	1,872	1,866
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	624	624	622
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,695	29,695	29,138
Catalina Marketing Corp	(i)(k)(l)(t)	Media	L+675	1.0%	4/11/22	10,000	9,958	237
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(i)(k)(l)(t)	Media	L+750	1.3%	12/21/20	7,778	7,786	311
Envigo Laboratories Inc	(h)(t)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,189	3,051
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1,744	1,520	—
Grocery Outlet Inc	(t)	Food & Staples Retailing	L+725		10/22/26	2,287	2,265	2,273
Gruden Acquisition Inc	(h)(t)	Transportation	L+850	1.0%	8/18/23	15,000	14,511	15,038
Jazz Acquisition Inc	(f)(t)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,729	3,460
LBM Borrower LLC	(f)(i)(j)(t)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,090	28,746
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	12,472	12,362	11,946
OPE Inmar Acquisition Inc	(i)(t)	Software & Services	L+800	1.0%	5/1/25	2,615	2,583	2,589
P2 Energy Solutions, Inc.	(i)(t)	Energy	L+800	1.0%	4/30/21	14,500	14,614	13,920
Paradigm Acquisition Corp	(t)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,607
Peak 10 Holding Corp	(i)(j)(t)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,630	5,247
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,362	46,359
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	$17,990	$17,817	$17,822
Sequa Corp	(i)(t)	Materials	L+900	1.0%	4/28/22	7,462	7,416	7,089
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+950		8/2/26	2,494	2,312	2,207
SMG/PA	(j)(t)	Consumer Services	L+700		1/23/26	3,641	3,671	3,599
Spencer Gifts LLC	(i)(t)	Retailing	L+825	1.0%	6/29/22	20,000	20,063	17,100
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	89,408	67,595	8,316
WireCo WorldGroup Inc	(t)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,178	5,128
Total Senior Secured Loans—Second Lien							418,639	334,610
Unfunded Loan Commitments							(624)	(624)
Net Senior Secured Loans—Second Lien							418,015	333,986
Other Senior Secured Debt—7.7%
Advanced Lighting Technologies Inc	(k)(l)(u)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	11,342	10,663	3,630
Akzo Nobel Specialty Chemicals	(m)(t)	Materials	8.0%		10/1/26	2,019	2,019	1,890
Artesyn Embedded Technologies Inc	(t)	Technology Hardware & Equipment	9.8%		10/15/20	1,574	1,518	1,456
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(t)	Consumer Services	7.3%		5/1/25	44	46	46
DJO Finance LLC/DJO Finance Corp	(t)	Health Care Equipment & Services	8.1%		6/15/21	6,838	6,886	7,060
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,107	45,502
Genesys Telecommunications Laboratories Inc	(t)	Technology Hardware & Equipment	10.0%		11/30/24	144	159	152
Global A&T Electronics Ltd	(i)(m)(t)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15,949	16,079	14,155
JC Penney Corp Inc	(j)(m)(t)	Retailing	5.7%		6/1/20	126	117	101
JW Aluminum Co	(h)(t)(u)	Materials	10.3%		6/1/26	33,001	33,001	32,919
Lycra	(m)(t)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,687	3,444
Mood Media Corp	(h)(u)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	28,478	28,383	28,478
Numericable-SFR	(m)(t)	Software & Services	8.1%		2/1/27	917	917	869
Pattonair Holdings Ltd	(m)(t)	Capital Goods	9.0%		11/1/22	4,111	4,252	4,153
Ply Gem Holdings Inc	(t)	Capital Goods	8.0%		4/15/26	7,807	7,453	7,182
Sorenson Communications LLC	(h)(t)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,952	6,987
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,123	1,123	1,116
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Talos Production LLC	(h)(t)	Energy	11.0%		4/3/22	$4,500	$4,701	$4,376
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,120
Vivint Inc	(h)(t)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,707	5,981
Vivint Inc	(h)(t)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,078	10,713
Total Other Senior Secured Debt							207,181	196,616
Subordinated Debt—8.6%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	206	206	206
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(h)(i)(t)	Energy	10.0%		4/1/22	26,026	26,026	26,635
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc	(h)(t)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,235	5,951	6,235
Avantor Inc	(i)(t)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20,000	20,000	20,012
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1,458	1,458	1,458
CEC Entertainment Inc	(t)	Consumer Services	8.0%		2/15/22	18,510	18,397	16,659
ClubCorp Club Operations Inc	(h)(t)	Consumer Services	8.5%		9/15/25	10,733	10,361	9,660
Diamond Resorts International Inc	(t)	Consumer Services	10.8%		9/1/24	3,048	3,191	2,751
Eclipse Resources Corp	(m)(t)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Great Lakes Dredge & Dock Corp	(m)(t)	Capital Goods	8.0%		5/15/22	5,276	5,276	5,364
Intelsat Jackson Holdings SA	(m)(t)	Media	5.5%		8/1/23	5,752	5,178	5,058
Ken Garff Automotive LLC	(t)	Retailing	7.5%		8/15/23	6,004	6,055	5,959
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+650	4.5%	9/15/25	15,000	15,000	14,682
LifePoint Hospitals Inc	(t)	Health Care Equipment & Services	9.8%		12/1/26	7,656	7,571	7,295
Logan’s Roadhouse Inc	(l)	Consumer Services			11/1/24	4,907	4,857	4,855
PF Chang’s China Bistro Inc	(h)(i)(t)	Consumer Services	10.3%		6/30/20	28,977	28,320	26,460
Quorum Health Corp	(t)	Health Care Equipment & Services	11.6%		4/15/23	2,566	2,554	2,446
Sorenson Communications LLC	(h)(t)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,170	5,498
SRS Distribution Inc	(h)(t)	Capital Goods	8.3%		7/1/26	11,667	11,476	10,734
Stars Group Holdings BV	(m)(t)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,398
Sungard Availability Services Capital Inc	(t)	Software & Services	8.8%		4/1/22	5,900	4,860	1,322
Team Health Inc	(t)	Health Care Equipment & Services	6.4%		2/1/25	6,901	5,958	5,633
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertiv Group Corp	(h)(t)	Technology Hardware & Equipment	9.3%		10/15/24	$16,584	$16,411	$14,760
Vivint Inc	(h)(t)	Commercial & Professional Services	8.8%		12/1/20	7,602	7,328	7,250
York Risk Services Group Inc	(h)(i)(t)	Insurance	8.5%		10/1/22	38,070	35,701	26,649
Total Subordinated Debt							257,792	236,858
Unfunded Debt Commitments							(15,000)	(15,000)
Net Subordinated Debt							242,792	221,858

					Principal Amount/ Shares(c)	Cost	Fair Value(d)
Asset Based Finance—1.8%
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK	10/3/23	1,060,975	1,061	1,045
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Diversified Financials	27.8%	7/15/25	$23,263	9,222	12,050
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	1/30/25	986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	4/30/25	6,267	6,174	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	9/3/25	1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	9/29/25	1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	12/4/25	7,287	7,179	7,287
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	12/4/25	1,712	1,687	1,712
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	12/9/25	219	216	219
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	12/9/25	1,253	1,234	1,253
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	1/29/26	625	616	625
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	1/29/26	146	143	146
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)	12/2/26	2,332	2,298	2,332
NewStar Clarendon 2014-1A Class Subord. B	(m)	Diversified Financials	L+435	1/25/27	1,060	1,014	1,055
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	13.2%	1/25/27	12,140	7,758	8,661
						42,050	46,152

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Shares(c)	Cost	Fair Value(d)
Equity/Other—10.4%
5 Arch Income Fund 2, LLC, Common Stock	(m)(p)	Diversified Financials				8,000	$197	$400
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556	3,056	1,299
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481	637	6,686
Advanced Lighting Technologies Inc, Common Stock	(l)(u)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(u)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				124	1,201	1,384
Altus Power America Inc, Common Stock	(l)	Energy				462,008	462	81
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Common Stock	(o)	Energy				13,555,557	12,900	3,768
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Trade Claim	(o)	Energy				115,178,572	25,800	32,020
ASG Technologies, Common Stock	(l)(u)	Software & Services				625,178	13,475	31,743
ASG Technologies, Warrants	(l)(u)	Software & Services			6/27/22	253,704	7,231	7,364
Aspect Software Inc, Common Stock	(l)	Software & Services				38,574	9,932	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	56
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	135
Australis Maritime, Private Equity	(l)(m)	Transportation				—	1,136	1,136
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	32
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	194
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,125
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	584
Eastman Kodak Co, Common Stock	(l)(t)	Consumer Durables & Apparel				354	7	1
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,189
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C - II - A Units	(l)(p)	Energy				13,000	13,000	2,909
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	551
FourPoint Energy LLC, Common Stock, Class E - II Units	(l)(p)	Energy				29,730	7,432	6,652
FourPoint Energy LLC, Common Stock, Class E - III Units	(l)(p)	Energy				43,875	10,969	9,817
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Shares(c)	Cost	Fair Value(d)
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	$8,857	$3,947
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				5,385,440	5,386	754
Global Jet Capital LLC, Preferred Stock	(e)(l)(m)	Commercial & Professional Services				843,426	843	118
Harvest Oil & Gas Corp, Common Stock	(e)(l)(t)	Energy				7,161	158	129
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	1,350
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(u)	Capital Goods				12,857	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(u)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(l)(p)	Materials				2,678,947	2,679	1,607
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	1,449	1,946
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				—	—	471
JW Aluminum Co, Common Stock	(e)(i)(l)(u)	Materials				548	—	—
JW Aluminum Co, Preferred Stock	(e)(i)(u)	Materials	12.5% PIK		11/17/25	4,869	32,040	43,890
MB Precision Holdings LLC, Class A - 2 Units	(g)(h)(l)(u)	Capital Goods				6,655,178	2,288	—
MB Precision Holdings LLC, Preferred Stock	(g)(h)(l)(p)(u)	Capital Goods				41,778,909	8,600	5,826
Mood Media Corp, Common Stock	(l)(u)	Media				17,400,835	12,644	15,842
North Haven Cadence Buyer Inc, Common Equity	(l)	Consumer Services				2,916,667	2,917	4,448
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,076,923	2,077	1,090
Professional Plumbing Group Inc, Common Stock	(e)(l)	Capital Goods				3,000,000	3,000	7,800
Ridgeback Resources Inc, Common Stock	(e)(l)(m)(s)	Energy				817,308	5,022	4,043
Sequential Brands Group Inc., Common Stock	(e)(l)(t)	Consumer Durables & Apparel				408,685	5,517	327
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	36,026
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,403
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746	1,444	—
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229	374	385
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,009	625
Templar Energy LLC, Common Stock	(e)(l)(p)(t)	Energy				717,718	6,101	449
Templar Energy LLC, Preferred Stock	(e)(l)(t)	Energy				475,758	4,751	1,427
Titan Energy LLC, Common Stock	(e)(l)(t)	Energy				200,040	6,321	60
Trace3 Inc, Common Stock		Diversified Financials				33,216	332	616
Warren Resources Inc, Common Stock	(l)(u)	Energy				2,371,337	11,145	5,573
White Star Petroleum LLC	(l)(p)	Energy				1,613,753	1,372	524
Zeta Interactive Holdings Corp, Preferred Stock, Series E - 1	(l)	Software & Services				620,025	4,929	6,519
See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount/ Shares(c)	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	$4,929	$5,816
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	240
Total Equity/Other							268,409	267,377
TOTAL INVESTMENTS—169.8%							$4,560,605	4,359,280
LIABILITIES IN EXCESS OF ASSETS—(69.8%)								(1,791,871)
NET ASSETS—100.0%								$2,567,409

A summary of outstanding financial instruments as of December 31, 2018 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,090)	$(1,090)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(653)	(653)
					$—	$(1,743)	$(1,743)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2018, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.81%, and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of underlying investment.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Fair value determined by the Company’s board of directors (see Note 8).

(e)
Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 9).

(f)
Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 9).

(g)
Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(h)
Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(i)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Goldman Sachs Bank USA (see Note 9).

(j)
Position or portion thereof unsettled as of December 31, 2018.

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

(k)
Security was on non-accrual status as of December 31, 2018.

(l)
Security is non-income producing.

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, 88.2% of the Company’s total assets represented qualifying assets.

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

(s)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of December 31, 2018.

(t)
Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(u)
Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2018, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2018:

See notes to consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (Continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9,218	$—	$—	$(92)	$223	$13	$(237)	$9,125	$1,119	$—	$—
H.M. Dunn Co., Inc.(2)	—	64,286	—	—	—	(25,715)	(31,549)	7,022	1,656	—	—
Logan’s Roadhouse, Inc.(3)	4,669	—	2,223	(6,875)	—	(25)	8	—	17	710	—
Logan’s Roadhouse, Inc.	—	—	1,347	(1,333)	—	(14)	—	—	529	529	—
MB Precision Holdings LLC(2)	—	64,367	710	(12,581)	—	(32,132)	975	21,339	3,507	—	—
Warren Resources, Inc.	43,613	—	170	(28,068)	—	—	(1,063)	14,652	1,939	170	1,123
Senior Secured Loans—Second Lien
JW Aluminum Co.	34,382	—	—	(33,874)	1	7	(516)	—	1,492	—	—
Logan’s Roadhouse, Inc.	6,771	—	194	(1,839)	6	(13,001)	7,869	—	188	194	—
Other Senior Secured Debt
Advanced Lighting Technologies, Inc.	10,278	—	646	(261)	—	—	(7,033)	3,630	1,182	646	—
JW Aluminum Co.	—	—	33,001	—	—	—	(82)	32,919	1,983	—	—
Mood Media Corp.	23,219	—	5,274	—	5	—	(20)	28,478	4,429	1,901	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	5,900	—	—	—	—	—	(5,900)	—	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	26	—	—	—	—	—	(26)	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	30,727	—	—	—	—	—	1,016	31,743	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	6,951	—	—	—	—	—	413	7,364	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A(2)	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B(2)	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	15,074	—	18,992	—	210	—	9,614	43,890	5,632	4,785	—
MB Precision Holdings LLC, Class A-2 Units(2)	—	2,288	—	—	—	—	(2,288)	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	—	—	8,600	—	—	—	(2,774)	5,826	—	—	—
Mood Media Corp.	28,659	—	—	—	—	—	(12,817)	15,842	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	(4,657)	4,657	—	—	—	—
Warren Resources, Inc., Common Equity	4,031	—	—	—	—	—	1,542	5,573	—	—	—
Total	$223,518	$130,941	$71,157	$(84,923)	$445	$(75,524)	$(38,211)	$227,403	$23,673	$8,935	$1,123

(1)
Interest, PIK and fee income presented for the year ended December 31, 2018.

(2)
The Company held this investment as of December 31, 2017 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2017. Transfers in or out have been presented at amortized cost.

(3)
Security includes a partially unfunded commitment as of December 31, 2017 with an amortized cost of  $760 and a fair value of  $752.

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.9%
5 Arch Income Fund 2, LLC	(o)(s)	Diversified Financials	10.5%		11/18/21	$14,912	$14,935	$14,912
5 Arch Income Fund 2, LLC	(o)(p)(s)	Diversified Financials	10.5%		11/18/21	4,088	4,088	4,088
Abaco Energy Technologies LLC	(j)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	25,842	25,079	25,390
Actian Corp.	(f)(j)(g)	Software & Services	L+806	1.0%	6/30/22	45,714	45,714	46,286
Advanced Lighting Technologies, Inc.	(j)(y)	Materials	L+750	1.0%	10/4/22	9,218	7,789	9,218
AG Group Merger Sub, Inc.	(f)(h)(k)(j)	Commercial & Professional Services	L+750	1.0%	12/29/23	62,418	62,418	63,510
All Systems Holding LLC	(h)(k)(j)	Commercial & Professional Services	L+767	1.0%	10/31/23	103,557	103,557	105,110
Altus Power America, Inc.	(k)	Energy	L+750	1.5%	9/30/21	2,866	2,866	2,809
Altus Power America, Inc.	(p)	Energy	L+750	1.5%	9/30/21	884	884	866
Ascension Insurance, Inc.	(f)(h)(j)(g)	Insurance	L+825	1.3%	3/5/19	78,342	78,020	79,419
Ascension Insurance, Inc.	(p)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	28,182
Aspect Software, Inc.		Software & Services	L+1050	1.0%	5/25/18	1,804	1,804	1,804
Aspect Software, Inc.		Software & Services	L+1050	1.0%	5/25/18	46	46	46
Aspect Software, Inc.	(j)	Software & Services	L+1050	1.0%	5/25/20	3,620	3,620	3,349
Aspect Software, Inc.	(p)	Software & Services	L+1200	1.0%	5/25/18	657	657	—
Atlas Aerospace LLC	(f)(k)(j)	Capital Goods	L+802	1.0%	12/29/22	86,857	86,857	86,857
ATX Networks Corp.	(f)(g)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1,911	1,894	1,899
ATX Networks Corp.	(f)(k)(o)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	25,569	24,974	25,410
Avaya Inc.	(i)(g)	Technology Hardware & Equipment	L+475	1.0%	12/15/24	17,000	16,830	16,761
AVF Parent, LLC	(f)(j)(k)	Retailing	L+725	1.3%	3/1/24	76,382	76,382	77,963
Borden Dairy Co.	(g)(h)(j)	Food, Beverage & Tobacco	L+804	1.0%	7/6/23	52,500	52,500	52,484
Cactus Wellhead, LLC	(f)(g)	Energy	L+600	1.0%	7/31/20	16,211	15,596	16,238
CEVA Group Plc	(o)(p)	Transportation	L+500		3/19/19	20,000	20,000	18,750
Cimarron Energy Inc.	(k)	Energy	L+1150 PIK (L+1150 Max PIK)	1.0%	12/15/19	25,470	25,470	10,379
ConnectiveRx, LLC	(f)(g)(j)	Health Care Equipment & Services	L+828	1.0%	11/25/21	51,032	51,032	51,053
Crestwood Holdings LLC	(f)	Energy	L+800	1.0%	6/19/19	4,185	4,180	4,207
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	3,548	3,548	3,517
CSafe Acquisition Co., Inc.		Capital Goods	L+725	1.0%	11/1/21	2,713	2,713	2,689
CSafe Acquisition Co., Inc.	(f)(g)(h)(j)	Capital Goods	L+725	1.0%	10/31/23	49,935	49,935	49,498
CSafe Acquisition Co., Inc.	(p)	Capital Goods	L+725	1.0%	10/31/23	26,797	26,797	26,562
Dade Paper & Bag, LLC	(f)(g)(h)(j)	Capital Goods	L+750	1.0%	6/10/24	137,112	137,112	141,911
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dayton Superior Corp.	(k)	Materials	L+800	1.0%	11/15/21	$11,550	$11,263	$9,992
Diamond Resorts International, Inc.	(g)	Consumer Services	L+600	1.0%	9/2/23	6,853	6,713	6,919
Eastman Kodak Co.	(f)	Consumer Durables & Apparel	L+625	1.0%	9/3/19	6,836	6,797	5,931
Empire Today, LLC	(f)(g)(h)(j)(k)	Retailing	L+800	1.0%	11/17/22	89,100	89,100	89,991
Fairway Group Acquisition Co.	(j)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		1/3/20	2,725	2,725	2,725
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		1/3/20	1,777	1,733	400
Fox Head, Inc.	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	13,020	13,020	13,009
FR Dixie Acquisition Corp.	(f)	Energy	L+475	1.0%	12/18/20	4,042	4,032	2,386
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+475	1.0%	10/14/22	4,949	4,561	2,929
FullBeauty Brands Holdings Corp.	(k)	Consumer Durables & Apparel	L+800	1.0%	10/14/20	55,000	55,000	54,313
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1050		3/31/21	13,582	13,596	13,599
Greystone Equity Member Corp.	(e)(o)	Diversified Financials	L+1100		3/31/21	21,048	21,048	21,258
Greystone Equity Member Corp.	(o)(p)	Diversified Financials	L+1100		3/31/21	5,370	5,370	5,424
Gulf Finance, LLC	(g)	Energy	L+525	1.0%	8/25/23	4,864	4,745	4,392
H.M. Dunn Co., Inc.	(j)(k)	Capital Goods	L+946	1.0%	3/26/21	64,286	64,286	61,393
Hudson Technologies Co.	(j)(k)(o)	Commercial & Professional Services	L+725	1.0%	10/10/23	51,359	51,359	52,065
Hudson Technologies Co.	(o)(p)	Commercial & Professional Services	L+725	1.0%	10/10/23	12,228	12,228	12,396
Hybrid Promotions, LLC	(g)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,740	47,740	47,699
Icynene U.S. Acquisition Corp.	(f)(g)(j)	Materials	L+700	1.0%	11/30/24	36,000	36,000	36,007
Industrial Group Intermediate Holdings, LLC	(f)(g)(h)(j)(k)	Materials	L+800	1.3%	5/31/20	130,488	130,488	132,445
Industry City TI Lessor, L.P.	(j)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	12,324	12,324	12,478
JMC Acquisition Merger Corp.	(f)(g)(h)	Capital Goods	L+854	1.0%	11/6/21	20,495	20,495	20,828
JSS Holdings, Inc.	(f)(g)(j)(k)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,715	72,056	73,842
JSS Holdings, Inc.	(p)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	13,273	13,273	13,478
Kodiak BP, LLC	(g)(h)(j)(k)	Capital Goods	L+725	1.0%	12/1/24	84,121	84,121	84,332
Kodiak BP, LLC	(p)	Capital Goods	L+725	1.0%	12/1/24	24,242	24,242	24,303
Latham Pool Products, Inc.	(f)(g)(j)	Commercial & Professional Services	L+775	1.0%	6/29/21	28,092	28,092	28,408
LD Intermediate Holdings, Inc.	(k)	Software & Services	L+588	1.0%	12/9/22	16,575	15,186	14,891
Logan’s Roadhouse, Inc.	(y)	Consumer Services	L+1100	1.0%	5/5/19	4,677	4,677	4,677
Logan’s Roadhouse, Inc.	(y)	Consumer Services	L+1100	1.0%	5/5/19	752	760	752
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
MB Precision Holdings LLC	(g)(h)(j)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		$64,367	$64,367	$58,976
MORSCO, Inc.	(e)(f)	Capital Goods	L+700	1.0%	10/31/23		3,581	3,460	3,652
Moxie Liberty LLC	(f)(h)	Energy	L+650	1.0%	8/21/20		11,634	11,651	10,751
Moxie Patriot LLC	(h)	Energy	L+575	1.0%	12/19/20		5,383	5,360	5,303
Nobel Learning Communities, Inc.		Consumer Services	L+450	1.0%	5/5/21		3,075	3,075	3,075
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+450	1.0%	5/5/21		8,106	8,106	8,106
Nobel Learning Communities, Inc.	(f)(j)(k)	Consumer Services	L+436	4.5%	5/5/23		84,472	84,472	84,045
Nobel Learning Communities, Inc.	(p)	Consumer Services	L+375	4.5%	5/5/23		49,689	49,689	49,439
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+500	1.0%	9/2/21		2,625	2,625	2,625
North Haven Cadence Buyer, Inc.	(f)(h)(j)(k)	Consumer Services	L+810	1.0%	9/2/22		77,522	77,522	78,976
North Haven Cadence Buyer, Inc.	(p)	Consumer Services	L+750	1.0%	9/2/22		9,917	9,917	10,103
Nova Wildcat Amerock, LLC	(f)(g)(j)	Consumer Durables & Apparel	L+800	1.3%	9/10/19		64,921	64,921	65,245
PHRC License, LLC	(e)(g)(h)	Consumer Services	L+850	1.5%	4/28/22		67,500	67,500	69,187
Polymer Additives, Inc.	(g)(h)(k)	Materials	L+888	1.0%	12/19/22		63,068	63,068	65,276
Polymer Additives, Inc.	(h)(k)	Materials	L+834	1.0%	12/19/22		29,005	29,005	29,585
Power Distribution, Inc.	(f)(g)(k)	Capital Goods	L+725	1.3%	1/25/23		44,893	44,893	45,566
Production Resource Group, LLC	(g)(j)(k)	Media	L+750	1.0%	1/14/19		137,162	137,162	145,049
Propulsion Acquisition, LLC	(f)(g)(j)(k)	Commercial & Professional Services	L+600	1.0%	7/13/21		58,874	56,828	58,285
Quest Software US Holdings Inc.	(f)(h)(i)	Software & Services	L+550	1.0%	10/31/22		18,333	18,244	18,659
Roadrunner Intermediate Acquisition Co., LLC	(f)	Health Care Equipment & Services	L+725	1.0%	3/15/23		7,550	7,550	7,614
Rogue Wave Software, Inc.	(j)	Software & Services	L+858	1.0%	9/25/21		24,413	24,413	24,413
Safariland, LLC	(h)(j)	Capital Goods	L+768	1.1%	11/18/23		70,234	70,234	71,200
Safariland, LLC	(h)(j)	Capital Goods	L+725	1.1%	11/18/23		13,867	13,867	14,057
Sequel Youth and Family Services, LLC	(f)(k)(j)	Health Care Equipment & Services	L+778	1.0%	9/1/22		82,353	82,353	83,111
Sequel Youth and Family Services, LLC	(p)	Health Care Equipment & Services	L+700	1.0%	9/1/22		4,118	4,118	4,156
Sequential Brands Group, Inc.	(h)(j)(k)	Consumer Durables & Apparel	L+900		7/1/22		156,102	156,102	154,541
Sorenson Communications, Inc.	(f)(g)(h)(j)	Telecommunication Services	L+575	2.3%	4/30/20		98,440	98,219	99,240
SSC (Lux) Limited S.à r.l.	(g)(h)(j)(o)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	106,636
Staples Canada, ULC	(o)(w)	Retailing	L+700	1.0%	9/12/23	C$	3,229	2,667	2,602
Strike, LLC		Energy	L+800	1.0%	5/30/19		$2,800	2,766	2,814
Strike, LLC	(k)	Energy	L+800	1.0%	11/30/22		4,523	4,408	4,591
SunGard Availability Services Capital, Inc.	(f)(i)	Software & Services	L+700	1.0%	9/30/21		10,749	10,653	9,970
SunGard Availability Services Capital, Inc.	(i)(l)	Software & Services	L+1000	1.0%	10/1/22		1,000	950	962
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Swift Worldwide Resources US Holdings Corp.	(f)(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21	$19,489	$19,489	$19,879
ThermaSys Corp.	(f)	Capital Goods	L+400	1.3%	5/3/19	4,522	4,523	4,267
Trace3, LLC	(f)(g)(j)	Software & Services	L+775	1.0%	6/6/23	53,481	53,481	54,751
U.S. Xpress Enterprises, Inc.	(g)(h)(j)	Transportation	L+1075, 0.0% PIK (1.8% Max PIK)	1.5%	5/30/20	66,734	66,734	66,901
USI Senior Holdings, Inc.	(h)(j)	Capital Goods	L+779	1.0%	1/5/22	41,150	41,150	41,383
USI Senior Holdings, Inc.	(p)	Capital Goods	L+725	1.0%	1/5/22	8,373	8,373	8,421
UTEX Industries, Inc.	(k)	Energy	L+400	1.0%	5/21/21	22,057	20,083	21,680
Warren Resources, Inc.	(e)(j)(y)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	42,550	42,550	43,613
Waste Pro USA, Inc.	(g)(h)(j)(k)	Commercial & Professional Services	L+750	1.0%	10/15/20	121,116	121,116	123,387
Westbridge Technologies, Inc.	(i)	Software & Services	L+850	1.0%	4/28/23	14,813	14,541	14,701
York Risk Services Holding Corp.		Insurance	L+375	1.0%	10/1/21	990	983	971
Zeta Interactive Holdings Corp.	(f)(g)(j)	Software & Services	L+750	1.0%	7/29/22	33,826	33,826	34,334
Zeta Interactive Holdings Corp.	(p)	Software & Services	L+750	1.0%	7/29/22	6,424	6,424	6,520
Total Senior Secured Loans—First Lien							3,650,110	3,663,047
Unfunded Loan Commitments							(241,977)	(241,977)
Net Senior Secured Loans—First Lien							3,408,133	3,421,070
Senior Secured Loans—Second Lien—11.5%
American Bath Group, LLC	(k)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,494	7,018
Arena Energy, LP	(f)(j)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	24,844	24,844	23,621
BPA Laboratories Inc.	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+250		4/29/20	3,272	3,134	3,239
Byrider Finance, LLC	(e)	Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	22,608	22,608	21,280
Checkout Holding Corp.	(k)	Media	L+675	1.0%	4/11/22	10,000	9,953	4,356
Chisholm Oil and Gas Operating, LLC	(j)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,998
Compuware Corp.	(j)	Software & Services	L+825	1.0%	12/15/22	1,841	1,666	1,850
Crossmark Holdings, Inc.	(k)	Media	L+750	1.3%	12/21/20	7,778	7,788	879
Fairway Group Acquisition Co.	(m)(n)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		10/3/21	1,563	1,520	352
Fieldwood Energy LLC	(e)(k)(m)(n)	Energy	L+713	1.3%	9/30/20	1,947	1,602	652
Gruden Acquisition, Inc.	(j)	Transportation	L+850	1.0%	8/18/23	15,000	14,435	14,981
Inmar, Inc.	(k)	Software & Services	L+800	1.0%	5/1/25	2,615	2,579	2,630
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jazz Acquisition, Inc.	(f)	Capital Goods	L+675	1.0%	6/19/22	$3,700	$3,736	$3,500
JW Aluminum Co.	(e)(j)(k)(y)	Materials	L+850	0.8%	11/17/20	33,874	33,866	34,382
Logan’s Roadhouse, Inc.	(y)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	11/23/20	14,728	14,640	6,771
LTI Holdings, Inc.	(j)	Materials	L+875	1.0%	5/16/25	9,259	9,087	9,421
P2 Upstream Acquisition Co.	(k)	Energy	L+800	1.0%	4/30/21	14,500	14,652	13,413
Peak 10 Holding Corp.	(k)	Software & Services	L+725	1.0%	8/1/25	2,786	2,759	2,810
Production Resource Group, LLC	(f)(g)(h)	Media	L+850	1.0%	7/23/19	95,599	95,599	96,256
Spencer Gifts LLC	(k)	Retailing	L+825	1.0%	6/29/22	20,000	20,078	10,800
Talos Production LLC		Energy	11.0%		4/3/22	4,500	4,213	4,466
Titan Energy Operating, LLC	(g)(j)	Energy	2.0%, L+1100 PIK (L+1100 Max PIK)	1.0%	2/23/20	78,366	67,595	41,557
WP CPP Holdings, LLC	(j)	Capital Goods	L+775	1.0%	4/30/21	6,932	6,913	6,903
Total Senior Secured Loans—Second Lien							385,761	327,135
Other Senior Secured Debt—4.4%
Advanced Lighting Technologies, Inc.	(y)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	10,278	10,278	10,278
Black Swan Energy Ltd.	(o)	Energy	9.0%		1/20/24	1,333	1,333	1,343
FourPoint Energy, LLC	(e)(j)(k)	Energy	9.0%		12/31/21	46,313	44,869	47,065
Global A&T Electronics Ltd.	(e)(k)(m)(n)(o)	Semiconductors & Semiconductor Equipment	10.0%		2/1/19	19,490	19,114	18,069
Mood Media Corp.	(e)(j)(o)(y)	Media	L+600, 8.0% PIK (8.0% Max PIK)	1.0%	6/28/24	23,104	23,104	23,219
Ridgeback Resources Inc.	(e)(o)(w)	Energy	12.0%		12/29/20	331	326	331
Sorenson Communications, Inc.	(j)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,904	7,058
Sunnova Energy Corp.		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		10/24/18	2,117	2,117	2,117
Velvet Energy Ltd.	(o)	Energy	9.0%		10/5/23	15,000	15,000	15,193
Total Other Senior Secured Debt							123,045	124,673

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—12.1%
Ascent Resources Utica Holdings, LLC	(i)	Energy	10.0%		4/1/22	$40,000	$40,000	$43,226
Aurora Diagnostics, LLC	(j)	Health Care Equipment & Services	10.8%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,143	5,628	5,713
Avantor, Inc.	(k)	Materials / Materials	9.0%		10/1/25	20,000	20,000	19,888
Bellatrix Exploration Ltd.	(o)	Energy	8.5%		5/15/20	5,000	4,947	4,775
Brooklyn Basketball Holdings, LLC	(h)(j)	Consumer Services	L+725		10/25/19	39,746	39,746	40,342
CEC Entertainment, Inc.	(i)	Consumer Services	8.0%		2/15/22	18,715	18,572	17,709
Ceridian HCM Holding, Inc.	(i)(k)	Commercial & Professional Services	11.0%		3/15/21	40,657	40,304	42,534
Coveris Holdings S.A.	(i)(k)(o)	Materials	7.9%		11/1/19	42,534	42,270	42,454
Eclipse Resources Corp.	(i)(o)	Energy	8.9%		7/15/23	9,175	9,028	9,439
EV Energy Partners, L.P.	(e)(m)	Energy	8.0%		4/15/19	259	246	132
Great Lakes Dredge & Dock Corp.	(i)(o)	Capital Goods	8.0%		5/15/22	9,000	9,000	9,453
Greystone Mezzanine Equity Member Corp.	(o)	Diversified Financials	L+650	4.5%	9/15/25	1,011	1,011	1,011
Greystone Mezzanine Equity Member Corp.	(o)(p)	Diversified Financials	L+650	4.5%	9/15/25	18,989	18,989	18,989
Jupiter Resources Inc.	(h)(k)(o)	Energy	8.5%		10/1/22	28,800	27,037	17,784
P.F. Chang’s China Bistro, Inc.	(i)(k)(j)	Consumer Services	10.3%		6/30/20	44,078	43,300	40,395
S1 Blocker Buyer Inc.		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	295	295	330
Sorenson Communications, Inc.	(e)(j)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,119	5,565
SunGard Availability Services Capital, Inc.	(i)	Software & Services	8.8%		4/1/22	5,900	4,632	3,680
TI Group Automotive Systems, LLC	(i)(o)	Automobiles & Components	8.8%		7/15/23	3,408	3,408	3,664
York Risk Services Holding Corp.	(i)(j)(k)	Insurance	8.5%		10/1/22	38,070	35,217	37,499
Total Subordinated Debt							368,749	364,582
Unfunded Loan Commitments							(18,989)	(18,989)
Net Subordinated Debt							349,760	345,593

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Asset Based Finance—1.6%
Altus Power America Holdings, LLC, 9.0%, 5.0% PIK, 10/3/2023, Preferred Equity	(t)	Energy				955,284	$955	$955
CGMS CLO 2013-3A Class Subord.	(o)	Diversified Financials	10.5%		7/15/25	23,263	10,658	14,722
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	849	849	864
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	5,398	5,398	5,492
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1,115	1,115	1,135
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1,050	1,050	1,068
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	7,751	7,751	7,887
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	1,268	1,268	1,290
Global Jet Capital Inc.	(e)(o)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	664	664	675
Global Jet Capital Inc.		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	2,009	2,009	2,044
NewStar Clarendon 2014-1A Class D	(o)	Diversified Financials	L+435		1/25/27	1,060	1,009	1,062
NewStar Clarendon 2014-1A Class Subord. B	(o)	Diversified Financials	15.8%		1/25/27	12,140	8,768	9,979
							41,494	47,173
Equity/Other—11.6%
5 Arches, LLC, Common Equity	(o)(r)	Diversified Financials				10,000	250	250
Abaco Energy Technologies LLC, Common Equity	(n)	Energy				3,055,556	3,056	458
Abaco Energy Technologies LLC, Preferred Equity	(n)	Energy				12,734,481	637	2,229
ACP FH Holdings GP, LLC, Common Equity	(e)(n)(y)	Consumer Durables & Apparel				88,571	89	67
ACP FH Holdings, LP, Common Equity	(e)(n)(y)	Consumer Durables & Apparel				8,768,572	8,769	6,668
Advanced Lighting Technologies, Inc., Common Equity	(n)	Materials				265,747	7,471	5,900
Advanced Lighting Technologies, Warrants, 10/4/2027	(n)	Materials				4,189	39	26
Altus Power America Holdings, LLC, Common Equity	(n)	Energy				462,008	462	69
AP Exhaust Holdings, LLC, Class A1 Common Units	(n)(r)	Automobiles & Components				84	—	—
AP Exhaust Holdings, LLC, Class A1 Preferred Units	(n)(r)	Automobiles & Components				8,295	9,248	8,378
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(q)	Energy				128,734,129	38,700	32,184
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
ASG Everglades Holdings, Inc., Common Equity	(n)(y)	Software & Services				625,178	$13,475	$30,727
ASG Everglades Holdings, Inc. Warrants, 6/27/2022	(n)(y)	Software & Services				253,704	7,231	6,951
Aspect Software Parent, Inc., Common Equity	(n)	Software & Services				403,955	19,021	—
ATX Holdings, LLC, Common Equity	(n)(o)	Technology Hardware & Equipment				72,635	116	84
Aurora Diagnostics Holdings, LLC, Warrants, 5/25/2027	(j)(n)	Health Care Equipment & Services				94,193	686	673
BPA Laboratories, Inc., Series A Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences				10,924	—	—
BPA Laboratories, Inc., Series B Warrants, 4/29/2024	(j)(n)	Pharmaceuticals, Biotechnology & Life Sciences				17,515	—	—
Burleigh Point, Ltd., Warrants, 7/16/2020	(n)(o)	Retailing				3,451,216	1,898	49
Chisholm Oil and Gas Operating, LLC, Series A Units	(n)(r)	Energy				70,947	71	70
Cimarron Energy Holdco Inc., Common Equity	(n)	Energy				3,675,487	3,323	—
Cimarron Energy Holdco Inc., Preferred Equity	(n)	Energy				626,806	627	—
CSF Group Holdings, Inc., Common Equity	(n)	Capital Goods				417,400	417	292
Eastman Kodak Co., Common Equity	(n)(x)	Consumer Durables & Apparel				1,846	36	6
Escape Velocity Holdings, Inc., Common Equity	(n)	Software & Services				33,216	332	784
Fairway Group Holdings Corp., Common Equity	(n)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy, LLC, Common Equity, Class C-II-A Units	(n)(r)	Energy				13,000	13,000	3,770
FourPoint Energy, LLC, Common Equity, Class D Units	(n)(r)	Energy				2,437	1,610	713
FourPoint Energy, LLC, Common Equity, Class E-II Units	(n)(r)	Energy				29,730	7,432	8,547
FourPoint Energy, LLC, Common Equity, Class E-III Units	(n)(r)	Energy				43,875	10,969	12,724
Global Jet Capital Holdings, LP, Preferred Equity	(e)(n)	Commercial & Professional Services				62,289	6,229	5,606
H.I.G. Empire Holdco, Inc., Common Equity	(n)	Retailing				411	1,227	1,226
Harvey Holdings, LLC, Common Equity	(n)	Capital Goods				666,667	667	1,700
Industrial Group Intermediate Holdings, LLC, Common Equity	(n)(r)	Materials				2,678,947	2,679	4,018
JMC Acquisition Holdings, LLC, Common Equity	(n)	Capital Goods				1,449	1,449	1,964
JSS Holdco, LLC, Net Profits Interest	(n)	Capital Goods				27	—	500
JW Aluminum Co., Common Equity	(e)(k)(n)(y)	Materials				256	—	—
JW Aluminum Co., 12.5% PIK, 11/17/2025, Preferred Equity	(e)(k)(y)	Materials				1,515	12,838	15,074
MB Precision Investment Holdings LLC, Class A-2 Units	(n)(r)	Capital Goods				2,287,659	2,288	—
See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Mood Media Corp., Common Equity	(n)(o)(y)	Media				17,400,835	$12,644	$28,659
North Haven Cadence TopCo, LLC, Common Equity	(n)	Consumer Services				2,916,667	2,917	4,521
PDI Parent LLC, Common Equity	(n)	Capital Goods				2,076,923	2,077	2,181
Professional Plumbing Group, Inc., Common Equity	(e)(n)	Capital Goods				3,000,000	3,000	6,900
PSAV Holdings LLC, Common Equity	(n)	Technology Hardware & Equipment				10,000	10,000	34,000
Ridgeback Resources Inc., Common Equity	(e)(n)(o)(w)	Energy				817,308	5,022	4,962
Roadhouse Holding Inc., Common Equity	(n)(y)	Consumer Services				4,481,763	4,657	—
S1 Blocker Buyer Inc., Common Equity		Commercial & Professional Services				124	1,240	1,887
SandRidge Energy, Inc., Common Equity	(n)(o)(x)	Energy				253,009	5,647	5,331
Sequential Brands Group, Inc., Common Equity	(e)(n)(x)	Consumer Durables & Apparel				408,685	5,517	727
Sorenson Communications, Inc., Common Equity	(e)(n)	Telecommunication Services				43,796	—	35,917
SSC Holdco Limited, Common Equity	(n)(o)	Health Care Equipment & Services				261,364	5,227	6,247
Sunnova Energy Corp., Common Equity	(n)	Energy				384,746	1,444	—
Sunnova Energy Corp., Preferred Equity	(n)	Energy				70,229	374	283
Swift Worldwide Resources Holdco Limited, Common Equity	(n)(o)(u)	Energy				1,250,000	2,010	687
TE Holdings, LLC, Common Equity	(e)(n)(r)	Energy				717,718	6,101	1,166
TE Holdings, LLC, Preferred Equity	(e)(n)	Energy				475,758	4,751	4,520
The Stars Group Inc., Warrants, 5/15/2024	(n)(o)	Consumer Services				2,000,000	16,832	25,140
Titan Energy, LLC, Common Equity	(e)(n)(x)	Energy				200,040	6,322	304
Warren Resources, Inc., Common Equity	(n)(y)	Energy				2,371,337	11,145	4,031
White Star Petroleum Holdings, LLC, Common Equity	(n)(r)	Energy				1,613,753	1,372	1,210
Zeta Interactive Holdings Corp., Preferred Equity, Series E-1	(n)	Software & Services				620,025	4,929	6,015
Zeta Interactive Holdings Corp., Preferred Equity, Series F	(n)	Software & Services				563,932	4,929	5,261
Zeta Interactive Holdings Corp., Warrants, 4/20/2027	(n)	Software & Services				84,590	—	294
Total Equity/Other							295,515	331,950
TOTAL INVESTMENTS—161.1%							$4,603,708	4,597,594
LIABILITIES IN EXCESS OF OTHER ASSETS—(61.1%)								(1,744,573)
NET ASSETS—100.0%								$2,853,021

(a)
Security may be an obligation of one or more entities affiliated with the named company.

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2017, the three-month London Interbank Offered Rate, or LIBOR or L, was 1.69% and the U.S. Prime Lending Rate, or Prime, was 4.50%. PIK means paid-in-kind.

(c)
Denominated in U.S. dollars unless otherwise noted.

(d)
Fair value determined by the Company’s board of directors (see Note 8).

(e)
Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the obligations of Cobbs Creek LLC under the repurchase transaction with JPMorgan Chase Bank, N.A., London Branch (see Note 9).

(f)
Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 9).

(g)
Security or portion thereof held within Wissahickon Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Wells Fargo Bank, National Association (see Note 9).

(h)
Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(i)
Security or portion thereof held within Dunning Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(j)
Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(k)
Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under a term loan with Goldman Sachs Bank USA (see Note 9).

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

(v)
The transfer of a portion of this loan does not qualify for sale accounting under Accounting Standards Codification Topic 860, Transfers and Servicing, and therefore, the entire senior secured loan remains in the unaudited consolidated schedule of investments as of December 31, 2017 (see Note 9).

(w)
Investment denominated in Canadian dollars. Cost and fair value are converted into U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of December 31, 2017.

(x)
Security is classified as Level 1 in the Company’s fair value hierarchy (see Note 8).

See notes to consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (Continued)
As of December 31, 2017
(in thousands, except share amounts)

(y)
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

FS Investment Corporation II
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2018, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2018. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the investment advisory and administrative services agreement. On April 9, 2018, GSO/Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor, LLC, or FSIC II Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into the investment advisory and administrative services agreement, which replaced an investment advisory and administrative services agreement, dated February 8, 2012, or the FSIC II Advisor investment advisory and administrative services agreement, by and between the Company and FSIC II Advisor.
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
Use of Estimates: The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Many of the amounts have been rounded, and all amounts are in thousands, except share and per share amounts.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Valuation of Portfolio Investments: The Company determines the fair value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.
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
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•
the Company’s quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service and provide a valuation range;

•
the Advisor then provides the valuation committee of the Company’s board of directors, or the valuation committee, with its valuation recommendation for each portfolio company or investment, along with supporting materials;

•
preliminary valuations are then discussed with the valuation committee;

•
the valuation committee reviews the preliminary valuations and the Advisor, together with its independent third-party valuation services, if applicable, supplement the preliminary valuations to reflect any comments provided by the valuation committee;

•
following its review, the valuation committee will recommend that the Company’s board of directors approve the fair valuations; and

•
the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and any independent third-party valuation services, if applicable.

Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Company’s board of directors may use any approved independent third-party pricing or valuation services. However, the Company’s board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that the Company’s board of directors deems to be

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and the Company’s board of directors may consider when determining the fair value of the Company’s investments.
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
The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and the Company’s board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as the Company’s board of directors, in consultation with the Advisor and any approved independent third-party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
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
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, using the cumulative effect method applied to in-scope contracts with customers that have not been completed as of the date of adoption. The Company did not identify any in-scope contracts that had not been completed as of the date of adoption and, as a result, the Company did not recognize a cumulative effect on stockholders’ equity in connection with the adoption of the new revenue recognition guidance.
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
For the year ended December 31, 2018, the Company recognized $8,674 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2018.
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
Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory and administrative services agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fees as if it were due and payable as of the end of such period.
The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC II Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC II Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC II Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC II Advisor investment advisory and administrative services agreement), of

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the Company’s adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $2,483, $2,190 and $1,968 in estimated excise taxes payable in respect of income received during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company paid $2,585, $1,825 and $2,069, respectively, in excise and other taxes.
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2018, 2017 and 2016, the Company did not incur any interest or penalties.
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
Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the restrictions and discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Partial Loan Sales: The Company follows the guidance in Accounting Standards Codification Topic 860, Transfers and Servicing, or ASC Topic 860, when accounting for loan participations and other partial loan sales. This guidance requires a participation or other partial loan sale to meet the definition of a participating interest, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated balance sheets and the proceeds are recorded as a secured borrowing until the participation or other partial loan sale meets the definition. Secured borrowings are carried at fair value to correspond with the related investments, which are carried at fair value. See Note 9 for additional information.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2017 and 2016 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2018. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	13,007,438	$110,569	13,588,265	$122,786	16,100,331	$138,013
Share Repurchase Program	(13,310,455)	(114,173)	(13,749,655)	(124,590)	(10,698,480)	(91,792)
Net Proceeds from Share Transactions	(303,017)	$(3,604)	(161,390)	$(1,804)	5,401,851	$46,221

During the period from January 1, 2019 to March 12, 2019, the Company issued 2,116,898 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $17,041 at an average price per share of  $8.05.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the years ended December 31, 2018, 2017 and 2016:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2016
December 31, 2015	January 4, 2016	1,779,357	100%	0.55%	$8.55	$15,214
March 31, 2016	April 1, 2016	2,715,325	100%	0.84%	$8.30	22,537
June 30, 2016	July 1, 2016	2,874,151	100%	0.88%	$8.55	24,574
September 30, 2016	October 1, 2016	3,329,647	100%	1.02%	$8.85	29,467
Total		10,698,480				$91,792
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.95	$20,986
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.10	30,515
June 30, 2017	July 3, 2017	4,513,119	100%	1.38%	$9.10	41,069
September 30, 2017	October 2, 2017	3,538,398	55%	1.08%	$9.05	32,020
Total		13,749,655				$124,590
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28%	1.04%	$8.80	$29,993
March 31, 2018	April 2, 2018	3,367,488	21%	1.03%	$8.60	28,960
June 30, 2018	July 3, 2018	3,296,879	20%	1.01%	$8.50	28,023
September 30, 2018	October 5, 2018	3,237,783	17%	0.99%	$8.40	27,197
Total		13,310,455				$114,173

On January 2, 2019, the Company repurchased 3,283,214 shares of common stock (representing 16.6% of the shares of the common stock tendered for repurchase and 1.01% of the shares outstanding as of such date) at $8.05 per share for aggregate consideration totaling $26,430.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the adviser shall determine. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory and administrative services agreement.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to the FSIC II Advisor investment advisory and administrative services agreement, which was in effect until April 9, 2018, FSIC II Advisor was entitled to an annual base management fee equal to 2.0% of the average value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective March 5, 2015, FSIC II Advisor had agreed to permanently waive 0.25% of its base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement, so that the fee received equaled 1.75% of the average value of the Company’s gross assets. Pursuant to the investment sub-advisory agreement, GDFM was entitled to receive 50% of all management and incentive fees payable to FSIC II Advisor under the FSIC II Advisor investment advisory and administrative services agreement with respect to each year.
Pursuant to the investment advisory and administrative services agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments) and KKR Credit Advisors (US), LLC, or KKR Credit, for providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC II Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the years ended December 31, 2018, 2017 and 2016:
			Year Ended December 31,
Related Party	Source Agreement	Description	2018	2017	2016
FSIC II Advisor and the Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$75,562	$89,974	$85,475
FSIC II Advisor and the Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$24,790	$61,481	$62,329
FSIC II Advisor and the Advisor	FSIC II Advisor Investment Advisory and Administrative Services Agreement and Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$3,313	$3,329	$3,736

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the years ended December 31, 2018, 2017 and 2016 are net of waivers of  $3,432, $12,853 and $12,211, respectively. During the years ended December 31, 2018, 2017 and 2016, $80,901, $88,989 and $85,394, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of December 31, 2018, $17,256 in base management fees were payable to the Advisor.

(2)
During the years ended December 31, 2018, 2017 and 2016, $38,123, $58,845 and $62,090, respectively, of subordinated incentive fees on income were paid to FSIC II Advisor and the Advisor. As of December 31, 2018, a subordinated incentive fee on income of  $5,796 was payable to the Advisor.

(3)
During the years ended December 31, 2018, 2017 and 2016, $2,783, $3,184 and $3,573, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the Advisor and the remainder related to other reimbursable expenses. The Company paid $3,516, $3,553 and $4,336, in administrative services expenses to FSIC II Advisor and the Advisor during the years ended December 31, 2018, 2017 and 2016, respectively.

Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Energy and Power Fund, FS KKR Capital Corp., FS Investment Corporation III, FS Investment Corporation IV and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2018, 2017 and 2016:
	Distribution
For the Year Ended December 31,	Per Share	Amount
2016	$0.7540	$244,088
2017	$0.7540	$244,970
2018	$0.7540	$244,565
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On November 6, 2018 and February 19, 2019, the Company’s board of directors declared regular monthly cash distributions for January 2019 through March 2019 and April 2019 through June 2019, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
Under the Company’s DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

participate in the Company’s DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, gains from interest rate swaps, non-capital gains proceeds from the sale of assets and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	244,565	100%	244,970	100%	238,200	98%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	5,888	2%
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—
Total	$244,565	100%	$244,970	100%	$244,088	100%

(1)
During the years ended December 31, 2018, 2017 and 2016, 94.5%, 93.2% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6%, 1.9% and 2.7%, respectively, was attributable to non-cash accretion of discount and 3.9%, 4.9% and 5.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2018, 2017 and 2016 was $232,110, $258,183 and $249,910, respectively. As of December 31, 2018 and 2017, the Company had $58,028 and $70,483 of undistributed net investment income and $194,360 and $202,496 of accumulated capital losses on a tax basis.
The Company’s undistributed net investment income on a tax basis as of December 31, 2017 was adjusted following the filing of the Company’s 2017 tax return in October 2018. The adjustment was

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

primarily due to tax-basis income received by the Company during the year ended December 31, 2017 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2017.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2018, 2017 and 2016:
	Year Ended December 31,
	2018	2017	2016
GAAP-basis net investment income	$236,363	$271,355	$254,528
Income subject to tax not recorded for GAAP	3,683	(856)	6,763
Excise taxes	2,483	2,190	1,968
GAAP versus tax-basis of consolidation of certain subsidiaries	7,021	7,918	5,587
Reclassification of unamortized original issue discount and prepayment fees	(17,420)	(23,081)	(18,920)
Other miscellaneous differences	(20)	657	(16)
Tax-basis net investment income	$232,110	$258,183	$249,910

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2018, the Company increased accumulated earnings (loss) by $10,349 and decreased capital in excess of par value by and $10,349. During the year ended December 31, 2017, the Company increased accumulated earnings (loss) on investments and gain (loss) on foreign currency and undistributed net investment income by $9,241 respectively, and decreased capital in excess of par value by $9,241.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2018 and 2017, the components of accumulated earnings on a tax basis were as follows:
	December 31,
	2018	2017
Distributable ordinary income	$58,028	$70,483
Capital loss carryover(1)	(194,360)	(202,496)
Other temporary differences	(139)	(168)
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain (loss) on foreign currency(2)	(287,442)	(20,073)
Total	$(423,913)	$(152,254)

(1)
Net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2018, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $194,360, respectively.

(2)
As of December 31, 2018 and 2017, the gross unrealized appreciation was $135,578 and $208,211, respectively. As of December 31, 2018 and 2017, the gross unrealized depreciation was $423,020 and $228,284, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,647,131 and $4,617,073 as of December 31, 2018 and 2017, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(287,851) and $(19,479) as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company had a deferred tax liability of  $5,310 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $21,093 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2018, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $15,783. For the year ended December 31, 2018, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018 and 2017:
	December 31, 2018			December 31, 2017
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,382,158	$3,293,291	75%	$3,408,133	$3,421,070	74%
Senior Secured Loans—Second Lien	418,015	333,986	8%	385,761	327,135	7%
Other Senior Secured Debt	207,181	196,616	5%	123,045	124,673	3%
Subordinated Debt	242,792	221,858	5%	349,760	345,593	8%
Asset Based Finance	42,050	46,152	1%	41,494	47,173	1%
Equity/Other	268,409	267,377	6%	295,515	331,950	7%
Total	$4,560,605	$4,359,280	100%	$4,603,708	$4,597,594	100%

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
As of December 31, 2018, the Company did not “control” any of its portfolio companies. As of December 31, 2018, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2018.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $172,963 and an unfunded commitment to purchase up to $47 in shares of preferred stock of Altus Power America Holdings, LLC. As of December 31, 2017, the Company had twenty-two unfunded debt investments with aggregate unfunded commitments of  $260,966, one unfunded commitment to purchase up to $295 in shares of preferred stock of Altus Power America Holdings, LLC and one unfunded commitment to purchase up to $4 in shares of common stock of Chisholm Oil and Gas, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s audited consolidated schedule of investments as of December 31, 2018 and December 31, 2017.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2018 and 2017:
	December 31, 2018		December 31, 2017
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$34,508	1%	$33,322	1%
Capital Goods	893,250	21%	787,878	17%
Commercial & Professional Services	328,760	8%	501,745	11%
Consumer Durables & Apparel	227,470	5%	351,135	8%
Consumer Services	231,589	5%	394,163	9%
Diversified Financials	277,500	6%	76,847	2%
Energy	372,720	9%	499,739	11%
Food & Staples Retailing	6,797	0%	3,477	0%
Food, Beverage & Tobacco	96,787	2%	52,484	1%
Health Care Equipment & Services	361,228	8%	261,085	6%
Insurance	117,149	3%	118,271	2%
Materials	295,084	7%	423,964	9%
Media	254,278	6%	298,418	6%
Pharmaceuticals, Biotechnology & Life Sciences	20,012	0%	3,239	0%
Retailing	257,260	6%	182,631	4%
Semiconductors & Semiconductor Equipment	14,155	0%	18,069	0%
Software & Services	339,451	8%	284,561	6%
Technology Hardware & Equipment	46,178	1%	78,154	2%
Telecommunication Services	168,930	4%	147,780	3%
Transportation	16,174	0%	80,632	2%
Total	$4,359,280	100%	$4,597,594	100%

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2018:
Derivative Instrument	Statement Location	Fair Value
Interest Rate Swaps	Unrealized depreciation on interest rate swaps	$(1,743)
Total		(1,743)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the year ended December 31, 2018 are in the following locations in the consolidated statements of operations:
Derivative Instrument	Statement Location	Fair Value
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$—
Total		$—

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Derivative Instrument	Statement Location	Fair Value
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(1,743)
Total		$(1,743)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2018:
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$1,743	$—	$—	$—	$1,743
	$1,743	$—	$—	$—	$1,743

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

Interest Rate Swaps
Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by dealing only with well-known counterparties.
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2018, the Company’s open interest rate swaps were as follows:
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/(Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,090)	$(1,090)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(653)	(653)
					$—	$(1,743)	$(1,743)

Note 8. Fair Value of Financial Instruments
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
As of December 31, 2018 and 2017, the Company’s investments and interest rate swaps were categorized as follows in the fair value hierarchy:
	December 31, 2018		December 31, 2017
Valuation Inputs	Investments	Interest Rate Swaps	Investments	Interest Rate Swaps
Level 1—Price quotations in active markets	$517	$—	$6,368	$—
Level 2—Significant other observable inputs	906,192	(1,743)	—	—
Level 3—Significant unobservable inputs	3,452,571	—	4,591,226	—
Total	$4,359,280	$(1,743)	$4,597,594	$—

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.
The following is a reconciliation for the years ended December 31, 2018 and 2017 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,421,070	$327,135	$124,673	$345,593	$47,173	$325,582	$4,591,226
Accretion of discount (amortization of premium)	2,638	161	541	1	4	206	3,551
Net realized gain (loss)	(76,446)	(12,390)	(1,852)	—	—	27,661	(63,027)
Net change in unrealized appreciation (depreciation)	(87,424)	(25,964)	(7,951)	(951)	(1,577)	(33,325)	(157,192)
Purchases	1,163,121	140,112	3,373	23,639	694	42,071	1,373,010
Paid-in-kind interest	4,450	1,837	2,661	93	2,892	4,785	16,718
Sales and redemptions	(1,207,256)	(136,149)	(19,255)	(58,264)	(3,034)	(96,310)	(1,520,268)
Net transfers in or out of Level 3(1)	(392,341)	(82,452)	(7,058)	(303,910)	—	(5,686)	(791,447)
Fair value at end of period	$2,827,812	$212,290	$95,132	$6,201	$46,152	$264,984	$3,452,571
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(89,990)	$(32,052)	$(8,992)	$(355)	$(23)	$(15,073)	$(146,485)

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Year Ended December 31, 2017
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,864,089	$718,971	$148,085	$385,178	$41,280	$330,409	$4,488,012
Accretion of discount (amortization of premium)	4,936	13,004	626	28,245	5	—	46,816
Net realized gain (loss)	(30,321)	(19,760)	(15,768)	(14,935)	(167)	(34,379)	(115,330)
Net change in unrealized appreciation (depreciation)	35,281	(28,348)	22,080	7,659	2,871	74	39,617
Purchases	1,555,659	141,861	40,746	158,364	4,014	44,107	1,944,751
Paid-in-kind interest	10,469	10,684	54	40	2,788	1,558	25,593
Sales and redemptions	(1,019,043)	(509,277)	(71,150)	(218,958)	(3,618)	(16,187)	(1,838,233)
Net transfers in or out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$3,421,070	$327,135	$124,673	$345,593	$47,173	$325,582	$4,591,226
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$14,361	$(42,487)	$3,610	$(4,445)	$3,029	$6,189	$(19,743)

(1)
As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

The following is a reconciliation for the years ended December 31, 2018 and 2017 of the secured borrowing for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Year Ended December 31,
	2018	2017
Fair value at beginning of period	$—	$(8,273)
Amortization of premium (accretion of discount)	—	(16)
Net realized gain (loss)	—	(59)
Net change in unrealized appreciation (depreciation)	—	134
Repayments on secured borrowing	—	8,214
Fair value at end of period	$—	$—
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to a secured borrowing still held at the reporting date	$—	$—

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2018 and 2017 were as follows:
Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,668,002	Market Comparables	Market Yield (%)	5.5% - 16.8%	10.5%
			EBITDA Multiples (x)	5.3x - 9.5x	6.9x
			Revenue Multiples (x)	0.1x - 0.1x	0.1x
	61,692	Other(2)	Other	N/A	N/A
	98,118	Cost	Cost	99.0% - 100.0%	99.5%
Senior Secured Loans— Second Lien	157,615	Market Comparables	Market Yield (%)	8.9% - 15.0%	12.6%
	8,316	Other(2)	Other	N/A	N/A
	46,359	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	95,132	Market Comparables	Market Yield (%)	8.2% - 13.6%	9.7%
			EBITDA Multiples (x)	7.0x - 8.5x	7.5x
Subordinated Debt	6,201	Market Comparables	Market Yield (%)	12.0% - 20.0%	14.3%
			EBITDA Multiples (x)	9.6x - 10.1x	9.9x
Asset Based Finance	24,385	Market Comparables	Market Yield (%)	17.7% - 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	21,767	Market Quotes	Indicative Dealer Quotes	51.8% - 99.6%	61.9%
Equity/Other	223,197	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x - 14.3x	7.6x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Price to Book Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (Mboe/d)	$25,000.0 - $38,750.0	$28,034.2
			Production Multiples (MMcfe/d)	$4,708.0 - $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$3.5 - $13.8	$5.4
			PV-10 Multiples (x)	0.8x - 2.3x	1.7x
	19,929	Discounted Cash Flow	Discount Rate (%)	11.8% - 13.8%	12.8%
	471	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.00%
	20,251	Other(2)	Other	N/A	N/A
	1,136	Cost	Cost	100.0% - 100.0%	100.0%
Total	$3,452,571

(1)
Investments using a market quotes valuation technique were primarily valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2017	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,947,886	Market Comparables	Market Yield (%)	4.8% - 14.0%	9.2%
			EBITDA Multiples (x)	5.0x - 8.0x	7.3x
	80,848	Other(2)	Other	N/A	N/A
	392,336	Market Quotes	Indicative Dealer Quotes	25.0% - 102.8%	98.2%
Senior Secured Loans— Second Lien	244,330	Market Comparables	Market Yield (%)	8.3% - 20.7%	14.2%
			EBITDA Multiples (x)	5.0x - 6.5x	6.1x
	82,805	Market Quotes	Indicative Dealer Quotes	13.2% - 102.3%	89.2%
Other Senior Secured Debt	89,268	Market Comparables	Market Yield (%)	7.7% - 12.3%	8.7%
			EBITDA Multiples (x)	4.8x - 8.0x	7.7x
			Production Multiples (Mboe/d)	$42,250.0 - $44,750.0	$43,500.0
			Proved Reserves Multiples (Mmboe)	$10.3 - $11.3	$10.8
			PV-10 Multiples (x)	0.8x - 0.8x	0.8x
	28,347	Other(2)	Other	N/A	N/A
	7,058	Market Quotes	Indicative Dealer Quotes	100.5% - 100.5%	100.5%
Subordinated Debt	41,683	Market Comparables	Market Yield (%)	7.8% - 12.1%	8.1%
			EBITDA Multiples (x)	10.5x - 11.0x	10.8x
	303,910	Other(2)	Indicative Dealer Quotes	52.0% - 108.5%	97.9%
Asset Based Finance	21,410	Market Comparables	Market Yield (%)	14.3% - 15.8%	14.5%
	25,763	Market Quotes	Indicative Dealer Quotes	63.3% - 100.2%	72.1%
Equity/Other	259,465	Market Comparables	Capacity Multiple ($/kW)	$2,000.0 - $2,250.0	$2,125.0
			EBITDA Multiples (x)	4.8x - 23.5x	7.9x
			Production Multiples (Mboe/d)	$32,500.0 - $51,250.0	$35,881.4
			Production Multiples (MMcfe/d)	$5,000.0 - $5,500.0	$5,250.0
			Proved Reserves Multiples (Bcfe)	$1.8 - $2.0	$1.9
			Proved Reserves Multiples (Mmboe)	$8.3 - $11.3	$8.9
			PV-10 Multiples (x)	0.8x - 2.6x	2.2x
		Discounted Cash Flow	Discount Rate (%)	11.0% - 13.0%	12.0%
		Option Valuation Model	Volatility (%)	30.0% - 36.5%	35.4%
	60,431	Other(2)	Other	N/A	N/A
	5,686	Market Quotes	Indicative Dealer Quotes	0.0% - 9.8%	8.1%
Total	$4,591,226

(1)
Investments using a market quotes valuation technique were valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis. For investments utilizing a market comparables valuation technique, a significant increase (decrease) in the market yield, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the valuation multiples, in isolation, would result in a significantly higher (lower) fair value measurement. For investments utilizing a discounted cash flow valuation technique, a significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. For investments utilizing an option valuation model valuation technique, a significant increase (decrease) in the volatility, in isolation, would result in a significantly higher (lower) fair value measurement.

(2)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2018 and 2017.
	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107,000	93,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% - 2.25%(2)	298,254(3)	351,746	August 9, 2023
Total			$1,890,254	$559,746
	As of December 31, 2017
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	180,933	19,067	May 29, 2020
Wissahickon Creek Credit Facility	Revolving Credit Facility	L+1.50% to L+2.50%	240,146	9,854	February 18, 2022
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	250,000	—	August 19, 2020
Dunning Creek Credit Facility	Revolving Credit Facility	L+1.80%	150,000	—	May 14, 2018
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
FSIC II Revolving Credit Facility	Revolving Credit Facility	See Note (4)	13,400(5)	106,600	February 23, 2021
Total			$2,184,479	$135,521

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.13 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD$63,500 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

(4)
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

(5)
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2018, 2017 and 2016, the components of total interest expense for the Company’s financing arrangements were as follows:
	Year Ended December 31,
	2018			2017			2016
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
JPM Facility	$—	$—	$—	$—	$—	$—	$14,096	$35	$14,131
Goldman Repurchase Facility	—	—	—	5,249	202	5,451	12,886	547	13,433
Green Creek Credit Facility	23,555	539	24,094	11,460	341	11,801	—	—	—
Cooper River Credit Facility	7,378	468	7,846	6,320	464	6,784	5,519	503	6,022
Wissahickon Creek Credit Facility	6,342	2,342	8,684	8,907	1,012	9,919	7,509	684	8,193
Darby Creek Credit Facility	9,752	664	10,416	9,973	1,367	11,340	8,309	1,035	9,344
Dunning Creek Credit Facility	2,914	136	3,050	4,223	392	4,615	2,736	497	3,233
Juniata River Credit Facility	41,672	1,464	43,136	33,423	1,464	34,887	14,300	384	14,684
FSIC II Revolving Credit Facility	488	29	517	1,252	67	1,319	1,033	135	1,168
Senior Secured Revolving Credit Facility	4,930	381	5,311	—	—	—	—	—	—
Partial Loan Sale(3)	—	—	—	392	16	408	200	—	200
Total	$97,031	$6,023	$103,054	$81,199	$5,325	$86,524	$66,588	$3,820	$70,408

(1)
Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

(3)
Total interest expense for the secured borrowing includes the effect of amortization of discount.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $2,008,089 and 4.77%, respectively. As of December 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.23%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2017 were $2,133,720 and 3.81%, respectively. As of December 31, 2017, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.91%.
JPM Facility
On April 23, 2013, through its two wholly-owned, special-purpose financing subsidiaries, Lehigh River LLC, or Lehigh River, and Cobbs Creek LLC, or Cobbs Creek, the Company entered into an amendment, or the April 2013 amendment, to its debt financing arrangement, or the JPM Facility, with JPMorgan Chase Bank, N.A., London Branch, or JPM, which the Company originally entered into on October 26, 2012 (and previously amended on February 6, 2013). The April 2013 amendment, among other things: (i) increased the amount of debt financing available under the arrangement from $300,000 to $550,000; and (ii) extended the final repurchase date under the financing arrangement from February 20, 2017 to May 20, 2017. On October 11, 2016, in connection with the entrance into certain amendments to the Juniata River

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Credit Facility (as defined below), Lehigh River and Cobbs Creek entered into documentation under the JPM Facility which, among other things, resulted in the prepayment and termination of the JPM Facility and the merger of Lehigh River into Juniata River (as defined below).
Goldman Repurchase Facility
On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement, or the Goldman Repurchase Facility, with Goldman Sachs Bank USA, or Goldman. Prior to its termination, the amount borrowed under the Goldman Repurchase Facility was $400,000. On May 15, 2017, in connection with the closing of the Green Creek Credit Facility (described under “—Green Creek Credit Facility”), (i) all of the Floating Rate Notes, or Notes, issued by Green Creek to Schuylkill River were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Schuylkill River and Goldman and each transaction thereunder was terminated and (iii) accordingly, the Goldman Repurchase Facility was prepaid in full and terminated.
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
On May 15, 2017, Green Creek entered into a Credit Agreement with Goldman, as lender, sole lead arranger and administrative agent, Citibank, N.A., or Citibank, as collateral agent, and Virtus Group, LP, or Virtus, as collateral administrator, pursuant to which Goldman advanced $400,000 to Green Creek with a 60-day availability period for Green Creek to borrow an additional $100,000, or the Green Creek Credit Facility. On July 14, 2017, Green Creek borrowed the additional $100,000 commitment under the Green Creek Credit Facility to increase the amount outstanding to $500,000. Pursuant to the Green Creek Credit Facility, the Company may contribute cash, loans or bonds to Green Creek from time to time, subject to certain restrictions, and will retain a residual interest in any assets contributed through its ownership of Green Creek or will receive fair market value for any assets sold to Green Creek. Green Creek may purchase additional assets from various sources. Green Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Green Creek’s obligations to Goldman under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. The obligations of Green Creek under the Green Creek Credit Facility are non-recourse to the Company, and the Company’s exposure under the Green Creek Credit Facility is limited to the value of the Company’s investment in Green Creek.
Borrowings under the Green Creek Credit Facility accrue interest at a rate equal to three-month LIBOR plus 2.50% per annum. Interest is payable quarterly in arrears. The Green Creek Credit Facility will mature, and the principal and accrued and unpaid interest thereunder, will be due and payable, on December 15, 2019.
If the Green Creek Credit Facility is accelerated prior to its stated maturity date due to an event of default or all or a portion of the borrowings are prepaid, then Green Creek must pay to Goldman a fee equal to the present value of the aggregate amount of the spread over LIBOR (2.50% per annum) that would have been payable to Goldman on the subject borrowings through the facility’s maturity date had the acceleration or prepayment not occurred.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the Green Creek Credit Facility, which the Company has recorded as deferred financing costs, along with $863 of unamortized fees from the Goldman Repurchase Facility, on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2018, $516 of such deferred financing costs had yet to be amortized to interest expense.
Cooper River Credit Facility
On May 29, 2015, the Company’s wholly-owned, special-purpose financing subsidiary, Cooper River LLC, or Cooper River, entered into a revolving credit facility, or the Cooper River Credit Facility, which amends and restates that certain credit facility dated as of March 27, 2013, with Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River Credit Facility provides for a reinvestment period, that will terminate on March 31, 2019, during which Cooper River, subject to compliance with the terms of the facility, including maintenance of the required borrowing base, is permitted to borrow, repay and re-borrow advances up to a maximum commitment of $200,000. Any amounts borrowed under the Cooper River Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on May 29, 2020.
The Company may contribute cash or debt securities to Cooper River from time to time, subject to certain restrictions set forth in the Cooper River Credit Facility, and will retain a residual interest in any assets contributed through its ownership of Cooper River or will receive fair market value for any debt securities sold to Cooper River. Cooper River may purchase additional debt securities from various sources. Cooper River has appointed the Company to manage its portfolio of debt securities pursuant to the terms of an investment management agreement. Cooper River’s obligations to the lenders under the Cooper River Credit Facility are secured by a first priority security interest in substantially all of the assets of Cooper River, including its portfolio of debt securities. The obligations of Cooper River under the Cooper River Credit Facility are non-recourse to the Company and the Company’s exposure under the Cooper River Credit Facility is limited to the value of the Company’s investment in Cooper River.
Borrowings under the Cooper River Credit Facility accrue interest at a rate per annum equal to three-month LIBOR (subject to a 0% floor) plus a spread of  (i) 2.25% during the reinvestment period, (ii) 2.75% during the first year after the reinvestment period and (iii) 3.75% thereafter.
Under the Cooper River Credit Facility, Cooper River pays a commitment fee of 0.75% per annum of the aggregate principal amount available under the Cooper River Credit Facility that has not been borrowed.
Under the Cooper River Credit Facility, Cooper River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Cooper River Credit Facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or interest payments within five business days of when due; (b) the insolvency or bankruptcy of Cooper River or the Company; (c) the failure of Cooper River to be beneficially owned and controlled by the Company; (d) the resignation or removal of the Company as Cooper River’s investment manager; and (e) the Advisor (or any affiliate thereof or any replacement thereof approved in writing by Citibank) no longer serving as the investment adviser to the Company. Upon the occurrence of an event of default, Citibank may declare the outstanding principal and interest and all other amounts owing under the Cooper River Credit Facility immediately due and payable. During the continuation of an event of default, Cooper River must pay interest at a default rate.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company incurred costs in connection with obtaining the Cooper River Credit Facility (including the original facility and amended and restated facility), which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the Cooper River Credit Facility. As of December 31, 2018, $718 of such deferred financing costs had yet to be amortized to interest expense.
Wissahickon Creek Credit Facility
On February 19, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Wissahickon Creek LLC, or Wissahickon Creek, entered into a revolving credit facility, or the Wissahickon Creek Credit Facility, with Wells Fargo Securities, LLC, as administrative agent, each of the conduit lenders and institutional lenders from time to time party thereto and Wells Fargo Bank, National Association, or, collectively with Wells Fargo Securities, LLC, Wells Fargo, as the collateral agent, account bank and collateral custodian under the Wissahickon Creek Credit Facility. The Wissahickon Creek Credit Facility provided for borrowings in an aggregate principal amount up to $250,000 on a committed basis.
In connection with entering into the Senior Secured Revolving Credit Facility described under “—Senior Secured Revolving Credit Facility”, the Company repaid and terminated all loans outstanding under the Wissahickon Creek Credit Facility. The $2,342 of remaining unamortized deferred financing costs for the Wissahickon Creek Credit Facility were charged to interest expense.
Darby Creek Credit Facility
On February 20, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Darby Creek LLC, or Darby Creek, entered into a revolving credit facility, or the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as the collateral agent and collateral custodian. The Darby Creek Credit Facility provides for borrowings in an aggregate principal amount up to $250,000 on a committed basis. On August 19, 2016, the Darby Creek Credit Facility was amended to extend the end of the revolving period from August 20, 2016 to February 19, 2019 and extend the maturity date from February 20, 2018 to August 19, 2020.
The Company may sell or contribute assets to Darby Creek from time to time and will retain a residual interest in any assets contributed through its ownership of Darby Creek or will receive fair market value for any assets sold to Darby Creek. Darby Creek may purchase additional assets from various sources. Darby Creek has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Darby Creek’s obligations to Deutsche Bank under the Darby Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek Credit Facility are non-recourse to the Company and the Company’s exposure under the facility is limited to the value of its investment in Darby Creek.
Pricing under the Darby Creek Credit Facility is based on LIBOR for a three-month interest period (for each committed lender) or the commercial paper rate of each conduit lender, plus, in each case, a spread of 2.50% per annum. Darby Creek is subject to a non-usage fee of 0.50% per annum to the extent the aggregate principal amount available under the Darby Creek Credit Facility is not borrowed. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a portion of the spread that would have been payable if the full amount under the Darby Creek Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) an administration fee. Any amounts borrowed under the Darby Creek Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on August 19, 2020.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

On February 20, 2019, the Darby Creek Credit Facility was amended to, among other things, (i) extend the end of the revolving period to February 26, 2022, (ii) extend the maturity date to February 26, 2024, (iii) permit borrowings in certain foreign currencies up to a specified sublimit, (iv) decrease the interest rate to, during the revolving period, 1.95% per annum, and after the revolving period, 2.05% per annum, in each case, plus 3-month LIBOR (or the relevant reference rate for any foreign currency borrowings), and (v) decrease the non-usage fee to 0.375%.
Borrowings under the Darby Creek Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds available to be advanced to Darby Creek varies depending upon the types of assets in Darby Creek’s portfolio. Under the Darby Creek Credit Facility, Darby Creek has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Darby Creek Credit Facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal or interest payments within two business days of when due; (b) the aggregate principal amount of the advances exceeds the borrowing base and is not cured within two business days; (c) the insolvency or bankruptcy of Darby Creek or the Company; (d) a change of control of Darby Creek shall have occurred; (e) the failure of Darby Creek to qualify as a bankruptcy-remote entity; and (f) the minimum equity condition is not satisfied and such condition is not cured within two business days. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek Credit Facility immediately due and payable. During the continuation of an event of default, Darby Creek must pay interest at a default rate.
The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2018, $869 of such deferred financing costs had yet to be amortized to interest expense.
Dunning Creek Credit Facility
On May 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Dunning Creek LLC, or Dunning Creek, entered into a revolving credit facility, or the Dunning Creek Credit Facility, with Deutsche Bank, as administrative agent and lender, and each of the other lenders from time to time party thereto. As of June 28, 2018, the Dunning Creek Credit Facility provided for borrowings in an aggregate principal amount up to $75,000 on a committed basis.
In connection with entering into the Senior Secured Revolving Credit Facility described under “—Senior Secured Revolving Credit Facility”, the Company repaid and terminated all loans outstanding under the Dunning Creek Credit Facility.
Juniata River Credit Facility
On November 14, 2014, the Company’s wholly-owned, special-purpose financing subsidiary, Juniata River LLC, or Juniata River, entered into a $300,000 senior secured term loan facility, or the Juniata River Credit Facility, with JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, as collateral agent, and Virtus, as collateral administrator. On October 11, 2016, Juniata River entered into amendments to the Juniata River Credit Facility which, among other things, (i) provided for an immediate upsize of  $550,000, resulting in a total facility amount of  $850,000, (ii) extended the maturity date of the facility to October 11, 2020 and (iii) increased the margin payable on borrowing to 2.6833% over the three-month LIBOR.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company may contribute cash, loans or bonds to Juniata River from time to time, subject to certain restrictions set forth in the Juniata River Credit Facility, and will retain a residual interest in any assets contributed through its ownership of Juniata River or will receive fair market value for any assets sold to Juniata River. Juniata River may purchase additional assets from various sources. Juniata River has appointed the Company to manage its portfolio of assets pursuant to the terms of an investment management agreement. Juniata River’s obligations to the lenders under the Juniata River Credit Facility are secured by a first priority security interest in substantially all of the assets of Juniata River, including its portfolio of debt securities. The obligations of Juniata River under the Juniata River Credit Facility are non-recourse to the Company, and the Company’s exposure under the Juniata River Credit Facility is limited to the value of the Company’s investment in Juniata River.
Pricing under the Juniata River Credit Facility is based on LIBOR for a six-month interest period for the first interest payment due and thereafter a three-month interest period, in each case, plus a spread of 2.6833% per annum. Interest is payable quarterly in arrears. Any amounts borrowed under the Juniata River Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on October 11, 2020.
Borrowings under the Juniata River Credit Facility are subject to a compliance condition which will be satisfied at any given time if the ratio of  (i) outstanding advances to Juniata River minus the amount of principal and certain interest proceeds in Juniata River’s accounts to (ii) the net asset value of Juniata River’s portfolio of assets is not greater than fifty-three percent (53%).
On March 13, 2019, the Juniata River Credit Facility was amended and restated to, among other things, (i) permit borrowings in certain foreign currencies up to a specified sublimit, (ii) provide for a reinvestment period during which Juniata River is permitted to borrow, repay and re-borrow advances through October 11, 2019, (iii) provide for an unfunded fee in an amount equal to the product of the interest rate applicable to U.S. Dollar borrowings on any day multiplied by the unborrowed amount, if any, below 80% of the committed facility amount, or the Minimum Funding Amount, as of such day, (iv) provide for an unused fee of 0.75% per annum on the average daily unborrowed portion of the committed facility amount above the Minimum Funding Amount, and (v) replace both Citibank, in its role as collateral agent and securities intermediary, and Virtus, in its role as collateral administrator, with Wells Fargo Bank, National Association.
Under the Juniata River Credit Facility, Juniata River has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Juniata River Credit Facility contains events of default customary for similar financing transactions, including: (a) the failure to make principal payments when due or any other payments within two business days of when due; (b) the insolvency or bankruptcy of Juniata River or the Company; (c) a change of control of Juniata River shall have occurred; (d) the transaction documents are amended in a manner materially adverse to JPMorgan, as administrative agent, without JPMorgan’s consent; and (e) the Advisor or an affiliate thereof ceases to be the Company’s investment advisor. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the Juniata River Credit Facility immediately due and payable.
The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2018, $2,606 of such deferred financing costs had yet to be amortized to interest expense.

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

FSIC II Revolving Credit Facility
On February 23, 2016, the Company entered into a revolving credit facility, or the FSIC II Revolving Credit Facility with ING Capital LLC, or ING, as administrative agent, and the lenders party thereto. The FSIC II Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $95,000, with an option for the Company to request, at one or more times after closing, that existing or new lenders, at their election, provide up to $80,000 of additional commitments. On April 26, 2016, the Company entered into an incremental commitment and assumption agreement pursuant to which an additional lender provided an additional commitment of $25,000. The FSIC II Revolving Credit Facility provided for the issuance of letters of credit in an aggregate face amount not to exceed $25,000 if one of the lenders or another party assumes the role of letter of credit issuer. The Company’s obligations under the FSIC II Revolving Credit Facility were guaranteed by all of the Company’s subsidiaries, other than its special-purpose financing subsidiaries, tax blocker subsidiaries and foreign subsidiaries. The Company’s obligations under the FSIC II Revolving Credit Facility were secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
In connection with entering into the Senior Secured Revolving Credit Facility described under “—Senior Secured Revolving Credit Facility”, the Company repaid and terminated all loans outstanding under the FSIC II Revolving Credit Facility. The Company incurred costs in connection with obtaining the FSIC II Revolving Credit Facility, which the Company had recorded as deferred financing costs on its consolidated balance sheets and amortized to interest expense over the life of the facility. As of August 9, 2018, $131 of such deferred financing costs had yet to be amortized to interest expense. Pursuant to the terms of the Senior Secured Revolving Credit Facility, the remaining unamortized deferred financing costs of  $131 will be amortized over the contractual term of the Senior Secured Revolving Credit Facility.
Senior Secured Revolving Credit Facility
On August 9, 2018, the Company entered into a senior secured revolving credit facility, or the Senior Secured Revolving Credit Facility, with FS KKR Corp. (formerly FS Investment Corporation), or FSK, FS Investment Corporation III, or FSIC III, and prior to its merger with and into FSK, Corporate Capital Trust, Inc., JPMorgan, as administrative agent, ING as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,435,000, with an option for the Company to request, at one or more times, that existing or new lenders, at their election, provide up to $1,717,500 of additional commitments. The Senior Secured Revolving Credit Facility initially provided for a sublimit available for the Company to borrow up to $650,000 of the total facility amount subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of FSK and FSIC III, as additional borrowers, and the obligations of the other borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $25,000.
On November 8, 2018, the total facility amount was increased to $3,515,000. The Company’s sublimit did not change in connection with this increase.
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The proceeds of the Senior Secured Revolving Credit Facility initially drawn by the Company were used in part to prepay in full all loans outstanding as of August 9, 2018 under (i) the FSIC II Revolving Credit Facility, (ii) the Dunning Creek Credit Facility, and (iii) the Wissahickon Creek Credit Facility.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMorgan, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.25%. The Company will pay a non-usage fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Senior Secured Revolving Credit Facility.
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
The Company’s obligations under the Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and the subsidiary guarantors thereunder.
The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs, along with $131 of unamortized fees from the FSIC II Revolving Credit Facility, on its consolidated balance sheets and which the company amortizes to interest expense over the life of the facility. As of December 31, 2018, $4,415 of such deferred financing costs had yet to be amortized to interest expense.
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

Note 9. Financing Arrangements (continued)

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
Note 10. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Advisor has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
See Note 6 for a discussion of the Company’s unfunded commitments.
Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2018, 2017, 2016, 2015, and 2014:
Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2014	$1,641,194	2.75	—	N/A
2015	$2,045,840	2.32	—	N/A
2016	$1,983,593	2.47	—	N/A
2017	$2,184,479	2.31	—	N/A
2018	$1,890,254	2.36	—	N/A

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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015, and 2014:
	Year Ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:(1)
Net asset value, beginning of period	$8.73	$8.90	$8.37	$9.30	$9.39
Results of operations(2)
Net investment income	0.73	0.83	0.79	0.92	0.80
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.85)	(0.25)	0.49	(1.11)	(0.17)
Net increase (decrease) in net assets resulting from operations	(0.12)	0.58	1.28	(0.19)	0.63
Stockholder distributions(3)
Distributions from net investment income	(0.75)	(0.75)	(0.73)	(0.72)	(0.69)
Distributions from net realized gain on investments	—	—	(0.02)	(0.03)	(0.05)
Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.75)	(0.75)	(0.75)	(0.74)
Capital share transactions
Issuance of common stock(4)	—	—	—	0.01	0.03
Repurchases of common stock(5)	—	—	—	—	—
Offering costs(2)	—	—	—	—	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	0.01	0.02
Net asset value, end of period	$7.86	$8.73	$8.90	$8.37	$9.30
Shares outstanding, end of period	326,445,320	326,748,337	326,909,727	321,507,876	313,037,127
Total return(6)	(1.64)%	6.59%	16.07%	(2.37)%	6.97%
Total return (without assuming reinvestment of distributions)(6)	(1.37)%	6.52%	15.29%	(1.94)%	6.92%
Ratio/Supplemental Data:
Net assets, end of period	$2,567,409	$2,853,021	$2,909,860	$2,690,412	$2,911,790
Ratio of net investment income to average net assets(7)	8.68%	9.32%	9.28%	10.03%	8.43%
Ratio of operating expenses and excise taxes to average net assets(7)	8.12%	9.10%	8.96%	8.59%	5.43%
Ratio of net operating expenses and excise taxes to average net assets(7)	7.99%	8.66%	8.51%	8.24%	5.43%
Portfolio turnover	43.12%	39.62%	31.77%	31.79%	43.79%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,890,254	$2,184,479	$1,983,593	$2,045,840	$1,641,194
Asset coverage per unit(8)	2.36	2.31	2.47	2.32	2.75

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.

(2)
The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)
The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(5)
The per share impact of the Company’s distribution reinvestment plan is a reduction to net asset value of less than $0.01 per share during the period.

(6)
The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.

(7)
Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2018, 2017, 2016, 2015, and 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	(0.32)%
Ratio of subordinated income incentive fees to average net assets	0.91%	2.11%	2.27%	2.51%	1.16%
Ratio of interest expense to average net assets	3.78%	2.97%	2.57%	2.13%	1.16%
Ratio of excise taxes to average net assets	0.09%	0.08%	0.07%	0.07%	0.04%
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

FS Investment Corporation II
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.
	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$110,794	$117,386	$108,102	$117,702
Operating expenses
Total operating expenses and excise taxes	52,670	59,601	50,039	55,311
Net investment income	58,124	57,785	58,063	62,391
Realized and unrealized gain (loss)	(116,892)	(21,782)	(27,309)	(107,823)
Net increase (decrease) in net assets resulting from operations	$(58,768)	$36,003	$30,754	$(45,432)
Per share information—basic and diluted
Net investment income	$0.18	$0.18	$0.18	$0.19
Net increase (decrease) in net assets resulting from operations	$(0.18)	$0.11	$0.09	$(0.14)
Weighted average shares outstanding	324,473,345	324,359,144	324,462,550	324,916,879

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Investment income	$146,980	$120,902	$123,861	$131,943
Operating expenses
Total operating expenses and excise taxes	70,467	58,589	61,329	61,946
Net investment income	76,513	62,313	62,532	69,997
Realized and unrealized gain (loss)	(88,994)	(995)	(30,049)	38,618
Net increase (decrease) in net assets resulting from operations	$(12,481)	$61,318	$32,483	$108,615
Per share information—basic and diluted
Net investment income	$0.24	$0.19	$0.19	$0.21
Net increase (decrease) in net assets resulting from operations	$(0.04)	$0.19	$0.10	$0.33
Weighted average shares outstanding	324,620,532	324,993,290	326,055,490	325,822,908

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2018 and 2017. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Our internal control over financial reporting includes those policies and procedures that:
(1)
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and board of directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 74.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.

None.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.
Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.
Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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
The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:
Item 15.b.   Exhibits.
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.3	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.5	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.6	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.7	Third Amendment, dated as of July 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.8	Fourth Amendment, dated as of September 10, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.9*	Fifth Amendment, dated as of November 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator.
10.10	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.11	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.12	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.13	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.14	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.15	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.16*	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto.
10.17	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)
10.18	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.19	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.20*	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary.
10.21	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.22	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)

10.23*	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.
10.24*	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC.
21.1*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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
FS INVESTMENT CORPORATION II
Date: March 19, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 19, 2019	/s/ MICHAEL C. FORMAN Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)
Date: March 19, 2019	/s/ WILLIAM GOEBEL William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 19, 2019	/s/ BARBARA ADAMS Barbara Adams Director
Date: March 19, 2019	/s/ FREDERICK ARNOLD Frederick Arnold Director
Date: March 19, 2019	/s/ BRIAN R. FORD Brian R. Ford Director
Date: March 19, 2019	/s/ TODD BUILIONE Todd Builione Director
Date: March 19, 2019	/s/ RICHARD GOLDSTEIN Richard Goldstein Director
Date: March 19, 2019	/s/ MICHAEL J. HAGAN Michael J. Hagan Director
Date: March 19, 2019	/s/ JEFFREY K. HARROW Jeffrey K. Harrow Director
Date: March 19, 2019	/s/ JEREL A. HOPKINS Jerel A. Hopkins Director
Date: March 19, 2019	/s/ JAMES H. KROPP James H. Kropp Director