Form 10-Q
period 2019-03-31
FS Investment Corp II
filed 2019-05-15
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
The issuer had 324,182,415 shares of common stock outstanding as of May 10, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,546,541 and $4,312,105, respectively)	$4,402,970	$4,131,877
Non-controlled/affiliated investments (amortized cost—$253,344 and $248,500, respectively)	231,848	227,403
Total investments, at fair value (amortized cost—$4,799,885 and $4,560,605, respectively)	4,634,818	4,359,280
Cash	109,670	148,172
Foreign currency, at fair value (cost—$1,318 and $2,264, respectively)	1,325	2,286
Collateral held at broker for open interest rate swap contracts	6,700	—
Receivable for investments sold and repaid	2,878	4,025
Interest receivable	43,314	34,221
Deferred financing costs	7,403	6,000
Receivable on interest rate swaps	2,474	173
Prepaid expenses and other assets	49	97
Total assets	$4,808,631	$4,554,254
Liabilities
Payable for investments purchased	$54,759	$42,236
Credit facilities payable (net of deferred financing costs of $2,628 and $3,122, respectively)(1)	2,108,336	1,887,132
Stockholder distributions payable	11,901	11,688
Management fees payable	17,864	17,256
Subordinated income incentive fees payable(2)	11,131	5,796
Administrative services expense payable	499	365
Interest payable	18,040	16,480
Directors’ fees payable	139	243
Interest rate swap income payable	2,406	174
Unrealized depreciation on interest rate swaps	5,739	1,743
Other accrued expenses and liabilities	1,600	3,732
Total liabilities	2,232,414	1,986,845
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,339,625 and 326,445,320 shares issued and outstanding, respectively	326	326
Capital in excess of par value	2,990,149	2,990,996
Retained earnings (accumulated deficit)(4)	(414,258)	(423,913)
Total stockholders’ equity	2,576,217	2,567,409
Total liabilities and stockholders’ equity	$4,808,631	$4,554,254
Net asset value per share of common stock at period end	$7.89	$7.86

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$102,601	$95,157
Paid-in-kind interest income	1,881	2,221
Fee income	7,044	3,951
Dividend income	71	7,494
From non-controlled/affiliated investments:
Interest income	5,267	4,999
Paid-in-kind interest income	3,075	2,757
Fee income	—	1,123
Total investment income	119,939	117,702
Operating expenses
Management fees(1)	17,864	25,234
Subordinated income incentive fees(2)	11,131	5,575
Administrative services expenses	907	782
Stock transfer agent fees	705	495
Accounting and administrative fees	433	421
Interest expense(3)	29,575	24,183
Directors’ fees	142	504
Other general and administrative expenses	1,068	1,271
Operating expenses	61,825	58,465
Management fee waiver(1)	—	(3,154)
Net expenses	61,825	55,311
Net investment income	58,114	62,391
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(18,665)	(19,294)
Non-controlled/affiliated investments	179	—
Net realized gain (loss) on foreign currency	3	(327)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	36,657	(83,890)
Non-controlled/affiliated investments	(399)	(4,722)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(3,996)	—
Net change in unrealized gain (loss) on foreign currency	(1,124)	410
Total net realized and unrealized gain (loss) on investments	12,655	(107,823)
Net increase (decrease) in net assets resulting from operations	$70,769	$(45,432)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.22	$(0.14)
Weighted average shares outstanding	324,309,084	324,916,879

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

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operations
Net investment income	$58,114	$62,391
Net realized gain (loss) on investments and foreign currency	(18,483)	(19,621)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	32,262	(88,612)
Net change in unrealized gain (loss) on foreign currency	(1,124)	410
Net increase (decrease) in net assets resulting from operations	70,769	(45,432)
Stockholder distributions(2)
Distributions to stockholders	(61,114)	(61,153)
Net decrease in net assets resulting from stockholder distributions	(61,114)	(61,153)
Capital share transactions(3)
Reinvestment of stockholder distributions	25,694	28,959
Repurchases of common stock	(26,541)	(29,993)
Net increase (decrease) in net assets resulting from capital share transactions	(847)	(1,034)
Total increase (decrease) in net assets	8,808	(107,619)
Net assets at beginning of period	2,567,409	2,853,021
Net assets at end of period	$2,576,217	$2,745,402

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$70,769	$(45,432)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(453,599)	(199,941)
Paid-in-kind interest	(4,956)	(4,978)
Proceeds from sales and repayments of investments	203,103	301,070
Net realized (gain) loss on investments	18,486	19,294
Net change in unrealized (appreciation) depreciation on investments	(36,258)	88,612
Net change in unrealized (appreciation) depreciation on interest rate swaps	3,996	—
Accretion of discount	(2,314)	(1,703)
Amortization of deferred financing costs and discount	990	1,358
Unrealized (gain) loss on borrowings in foreign currency	1,108	219
(Increase) decrease in receivable for investments sold and repaid	1,147	(241)
(Increase) decrease in interest receivable	(9,093)	(315)
(Increase) decrease in receivable on interest rate swaps	(2,301)	—
(Increase) decrease in prepaid expenses and other assets	48	39
Increase (decrease) in payable for investments purchased	12,523	(3,162)
Increase (decrease) in management fees payable	608	(515)
Increase (decrease) in subordinated income incentive fees payable	5,335	(13,554)
Increase (decrease) in administrative services expense payable	134	235
Increase (decrease) in interest payable	1,560	977
Increase (decrease) in directors’ fees payable	(104)	222
Increase (decrease) in interest rate swap income payable	2,232	—
Increase (decrease) in other accrued expenses and liabilities	(2,132)	(2,390)
Net cash provided by (used in) operating activities	(188,718)	139,795
Cash flows from financing activities
Repurchases of common stock	(26,541)	(29,993)
Stockholder distributions	(35,207)	(31,928)
Borrowings under credit facilities(1)	436,602	2,970
Repayments of credit facilities(1)	(217,000)	(4,730)
Deferred financing costs paid	(1,899)	—
Net cash provided by financing activities	155,955	(63,681)
Total increase (decrease) in cash	(32,763)	76,114
Cash, restricted cash and foreign currency at beginning of period	150,458	460,409
Cash, restricted cash and foreign currency at end of period(2)	$117,695	$536,523
Supplemental disclosure
Distributions reinvested	$25,694	$28,959
Local and excise taxes paid	$2,096	$2,574

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2019 and 2018, the Company paid $27,025 and $21,848 respectively, in interest expense on the credit facilities.

(2)
As of March 31, 2019, balance includes cash of  $110,995 and restricted cash of  $6,700, respectively. As of March 31, 2018, balance includes cash of  $536,523 and restricted cash of  $0, respectively.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—136.6%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	9.0%		11/18/23	$39,540	$39,551	$39,540
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	9.0%		11/18/23	34,461	34,470	34,461
Abaco Energy Technologies LLC	(h)(i)(s)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	24,074	23,652	24,134
ABB CONCISE Optical Group LLC	(s)	Retailing	L+500	1.0%	6/15/23	2,762	2,771	2,637
Accuride Corp	(s)	Capital Goods	L+525	1.0%	11/17/23	539	519	453
Acosta Holdco Inc	(h)(s)	Commercial & Professional Services	L+325	1.0%	9/26/21	6,627	5,369	3,122
Addison Holdings	(f)(g)(h)(i)	Commercial & Professional Services	L+675	1.0%	12/29/23	84,953	84,953	85,803
Advanced Lighting Technologies Inc	(h)(t)	Materials	L+750	1.0%	10/4/22	9,102	7,968	9,102
Advantage Sales & Marketing Inc	(i)(s)	Commercial & Professional Services	L+325	1.0%	7/23/21	15,330	14,697	13,086
All Systems Holding LLC	(h)	Commercial & Professional Services	L+725	1.0%	10/31/23	10,557	10,557	10,662
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	101,066	101,066	102,077
Altus Power America Inc		Energy	L+750	1.5%	9/30/21	683	683	656
Altus Power America Inc	(n)	Energy	L+750	1.5%	9/30/21	140	140	135
Altus Power America Inc	(i)	Energy	L+750	1.5%	10/8/21	2,500	2,500	2,400
American Tire Distributors Inc	(s)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	634	595	626
American Tire Distributors Inc	(s)	Automobiles & Components	L+750	1.0%	9/2/24	4,021	3,512	3,607
Ammeraal Beltech Holding BV	(m)(s)	Capital Goods	E+375		7/30/25	€1,491	1,725	1,674
Apex Group Limited	(m)(n)	Diversified Financials	L+650		6/15/23	$2,302	2,241	1,961
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+650	1.0%	6/15/25	44,691	44,183	43,672
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	5,833	5,809	5,700
Ascension Insurance Inc	(f)(g)(h)	Insurance	L+825	1.3%	6/5/19	91,635	91,579	91,635
Ascension Insurance Inc	(n)	Insurance	L+825	1.3%	6/5/19	13,800	13,800	13,800
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23	865	865	865
Aspect Software Inc	(h)	Software & Services	L+500		1/15/24	5,656	5,002	4,991
ATX Networks Corp	(f)(i)(m)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	26,516	26,110	25,190
AVF Parent LLC	(h)(i)	Retailing	L+725	1.3%	3/1/24	73,980	73,980	64,178
Belk Inc	(s)	Retailing	L+475	1.0%	12/12/22	22,561	19,823	18,265
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	52,500	52,500	47,654
Caprock Midstream LLC	(s)	Energy	L+475		11/3/25	6,046	5,919	5,738
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	7,500	7,500	7,500
Conservice LLC		Consumer Services	L+525		11/30/24	31,904	31,595	31,961
Conservice LLC	(n)	Consumer Services	L+525		11/30/24	5,955	5,919	5,820
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Constellis Holdings LLC/Constellis Finance Corp	(h)	Capital Goods	L+575	1.0%	4/15/22	$47,206	$46,547	$46,676
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	2,296	2,296	2,296
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	3,965	3,965	3,965
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,485	53,485	54,019
CSM Bakery Products	(i)(s)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,217	5,091	5,004
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,269	17,269	16,600
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135,389	135,389	132,682
Dayton Superior Corp	(i)(s)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,934	11,746	10,054
Diamond Resorts International Inc	(i)(s)	Consumer Services	L+375	1.0%	9/2/23	14,050	13,773	13,558
Distribution International Inc	(s)	Retailing	L+500	1.0%	12/15/21	3,389	3,249	3,093
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,087	3,499
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,299	27,024	26,438
Eagleclaw Midstream Ventures LLC	(i)(s)	Energy	L+425	1.0%	6/24/24	11,426	10,908	10,753
EIF Van Hook Holdings LLC	(i)(s)	Energy	L+525		9/5/24	7,285	7,148	6,975
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	87,975	87,975	87,202
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	2,013	1,733	264
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	218	217	218
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	455	453	455
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	3,165	3,165	3,074
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		11/27/23	1,099	1,085	1,099
Foresight Energy LLC	(h)(m)(s)	Materials	L+575	1.0%	3/28/22	10,591	10,576	10,401
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	52,149	52,149	50,134
FullBeauty Brands Holdings Corp		Retailing	10.0%		6/30/19	188	189	184
FullBeauty Brands Holdings Corp		Retailing	L+900	1.0%	2/7/24	1,099	1,073	1,072
Gulf Finance LLC	(i)(s)	Energy	L+525	1.0%	8/25/23	4,675	4,578	3,745
HM Dunn Co Inc	(h)(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	43,885	38,571	4,005
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,717	50,302	35,882
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,550	35,550	34,483
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	119,732
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,308	11,308	12,015
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,777	2,812
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jazz Acquisition Inc		Capital Goods	L+550	1.0%	6/1/22	$20,258	$20,258	$20,091
JC Penney Corp Inc	(m)(s)	Retailing	L+425	1.0%	6/23/23	1,196	1,144	1,066
JHC Acquisition LLC	(f)(g)	Capital Goods	L+750	1.0%	11/6/21	20,495	20,495	20,495
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	101,452	101,452	101,452
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,269	35,269
Jo-Ann Stores Inc	(i)(s)	Retailing	L+500	1.0%	10/20/23	4,903	4,894	4,891
Jostens Inc	(s)	Consumer Services	L+550		12/19/25	3,508	3,405	3,514
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,790	72,259	74,974
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,425	110,425	108,079
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9,849	9,849	9,639
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	37,786	37,786	37,219
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	7,214	7,214	7,106
LD Intermediate Holdings Inc	(i)(s)	Software & Services	L+588	1.0%	12/9/22	15,938	14,925	13,886
Lipari Foods LLC		Food & Staples Retailing	L+588	1.0%	1/4/25	121,935	120,971	120,859
Lipari Foods LLC	(n)	Food & Staples Retailing	L+588	1.0%	1/4/25	25,220	25,220	24,997
MB Precision Holdings LLC	(g)(h)(t)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,369	20,733	21,369
Mitel US Holdings Inc	(i)(s)	Technology Hardware & Equipment	L+450		11/30/25	119	119	117
Monitronics International Inc	(m)(s)	Commercial & Professional Services	L+550	1.0%	9/30/22	3,829	3,698	3,220
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,830	10,826
NaviHealth Inc.	(i)(s)	Health Care Equipment & Services	L+500		8/1/25	15,073	14,419	14,678
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/22	10,656	10,656	10,523
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24	51,188	51,188	50,548
North Haven Cadence Buyer Inc		Consumer Services	L+650	1.0%	9/2/24	14,283	14,283	14,105
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24	292	292	288
P2 Energy Solutions, Inc.	(s)	Software & Services	L+400	1.0%	10/30/20	74	73	73
PAE Holding Corp	(s)	Capital Goods	L+550	1.0%	10/20/22	9	9	9
Peak 10 Holding Corp	(s)	Telecommunication Services	L+350		8/1/24	8,942	8,327	8,219
PF Chang’s China Bistro Inc	(s)	Consumer Services	L+650		3/1/26	5,817	5,760	5,751
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	66,646	66,646	67,563
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23	43,907	43,907	42,974
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24	207,992	207,992	204,872
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Propulsion Acquisition LLC	(f)(h)(i)(s)	Capital Goods	L+600	1.0%	7/13/21		$52,322	$51,121	$51,798
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+825	1.0%	10/1/21		26,000	26,000	26,000
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+826	1.0%	11/25/21		30,025	29,986	30,025
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		60,001	59,494	59,166
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	9/22/21		7,115	7,115	6,565
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23		70,234	70,234	63,474
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	36,443	26,804	26,938
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$26,242	25,915	25,914
Sequa Corp	(i)(s)	Materials	L+500	1.0%	11/28/21		18,420	18,184	18,075
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,199	12,199	12,309
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	70,633
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118,132	116,207	117,099
SI Group Inc	(s)	Materials	L+475		10/15/25		2,915	2,810	2,919
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+550		8/2/25		2,759	2,721	2,697
Sorenson Communications LLC	(f)(g)(h)(s)	Telecommunication Services	L+575	2.3%	4/30/20		107,112	106,964	106,041
Sorenson Communications LLC	(j)(s)	Telecommunication Services	L+650		3/14/24		55,946	53,708	55,456
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	105,359
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	55,460	42,914	42,111
Sungard Availability Services Capital Inc	(f)(k)(l)(s)	Software & Services	L+700	1.0%	9/30/21		$9,606	9,471	6,556
Sungard Availability Services Capital Inc	(k)(l)(s)	Software & Services	L+1000	1.0%	10/1/22		894	845	771
Sutherland Global Services Inc	(h)(i)(m)(s)	Software & Services	L+538	1.0%	4/23/21		12,990	12,507	12,697
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,492	19,492	19,492
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		51,894	51,395	51,243
Team Health Inc	(s)	Health Care Equipment & Services	L+275	1.0%	2/6/24		78	71	69
Trace3 Inc	(f)(g)(h)(i)	Software & Services	L+675	1.0%	8/5/24		161,180	161,180	161,180
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25		79,691	79,108	78,663
Vivint Inc	(i)(s)	Commercial & Professional Services	L+500		4/1/24		18,536	18,491	18,131
Warren Resources Inc	(h)(j)(t)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14,697	14,697	14,697
York Risk Services Group Inc	(s)	Insurance	L+375	1.0%	10/1/21		977	973	920
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22	$37,112	$37,112	$37,483
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22	6,571	6,571	6,637
Total Senior Secured Loans—First Lien							3,770,028	3,677,909
Unfunded Loan Commitments							(158,789)	(158,789)
Net Senior Secured Loans—First Lien							3,611,239	3,519,120
Senior Secured Loans—Second Lien—15.1%
Access CIG LLC	(s)	Software & Services	L+775		2/27/26	1,326	1,342	1,317
Advantage Sales & Marketing Inc	(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,052	1,693
American Bath Group LLC	(i)(s)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,605	7,000
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	52,309	51,306	51,208
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	26,125	26,125	26,125
athenahealth Inc	(h)	Health Care Equipment & Services	L+850	1.0%	2/11/27	65,229	64,590	65,554
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	6,372	5,966	5,792
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	624	624	618
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,731	29,731	29,397
Catalina Marketing Corp	(i)(k)(l)(s)	Media	L+675	1.0%	4/11/22	10,000	9,958	200
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,705
Crossmark Holdings Inc	(i)(k)(l)(s)	Media	L+750	1.3%	12/21/20	7,778	7,786	58
Envigo Laboratories Inc	(h)(s)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,202	3,043
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1,793	1,520	—
Grocery Outlet Inc	(s)	Food & Staples Retailing	L+725		10/22/26	2,287	2,266	2,287
Gruden Acquisition Inc	(h)(s)	Transportation	L+850	1.0%	8/18/23	15,000	14,531	14,887
Jazz Acquisition Inc	(f)(s)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,727	3,478
LBM Borrower LLC	(f)(i)(s)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,099	28,745
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	12,666	12,560	11,554
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25	2,615	2,584	2,596
P2 Energy Solutions, Inc.	(i)(s)	Software & Services	L+800	1.0%	4/30/21	14,500	14,603	14,011
Paradigm Acquisition Corp	(s)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,591
Peak 10 Holding Corp	(i)(s)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,635	5,146
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,371	47,107
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17,990	17,821	17,676
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequa Corp	(i)(s)	Materials	L+900	1.0%	4/28/22	$7,462	$7,419	$7,322
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+950		8/2/26	2,494	2,315	2,195
SMG/PA	(s)	Consumer Services	L+700		1/23/26	3,641	3,671	3,691
Spencer Gifts LLC	(i)(s)	Retailing	L+825	1.0%	6/29/22	8,736	8,761	8,342
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/3/20	91,946	67,595	6,743
WireCo WorldGroup Inc	(s)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,176	5,102
Total Senior Secured Loans—Second Lien							472,536	390,183
Unfunded Loan Commitments							(624)	(624)
Net Senior Secured Loans—Second Lien							471,912	389,559
Other Senior Secured Debt—6.7%
Advanced Lighting Technologies Inc	(k)(l)(t)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	12,493	10,663	344
Akzo Nobel Specialty Chemicals	(m)(s)	Materials	8.0%		10/1/26	2,019	2,020	2,037
Artesyn Embedded Technologies Inc	(s)	Technology Hardware & Equipment	9.8%		10/15/20	1,574	1,526	1,495
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,320
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,226	45,386
Genesys Telecommunications Laboratories Inc	(s)	Technology Hardware & Equipment	10.0%		11/30/24	144	158	158
JC Penney Corp Inc	(m)(s)	Retailing	5.7%		6/1/20	126	118	115
JW Aluminum Co	(h)(s)(t)	Materials	10.3%		6/1/26	33,001	33,001	34,197
Lycra	(m)(s)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,686	3,613
Mood Media Corp	(h)(t)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	7/1/24	30,835	30,730	30,835
Numericable-SFR	(m)(s)	Software & Services	8.1%		2/1/27	917	917	928
Pattonair Holdings Ltd	(m)(s)	Capital Goods	9.0%		11/1/22	4,111	4,245	4,184
Ply Gem Holdings Inc	(s)	Capital Goods	8.0%		4/15/26	7,807	7,463	7,015
Sorenson Communications LLC	(h)(s)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,964	7,128
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,140	1,140	1,136
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,338
Vivint Inc	(h)(s)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,089	11,334
Vivint Inc	(h)(s)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,733	6,237
Total Other Senior Secured Debt							182,012	172,800

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—8.6%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	$206	$206	$206
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(h)(i)(s)	Energy	10.0%		4/1/22	26,026	26,026	28,506
athenahealth Inc		Health Care Equipment & Services	L+1125 PIK (L+1125 Max PIK)		11/30/25	32,614	32,614	32,988
Avantor Inc	(i)(s)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20,000	20,000	21,675
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1,604	1,604	1,604
CEC Entertainment Inc	(s)	Consumer Services	8.0%		2/15/22	11,479	11,374	10,622
ClubCorp Club Operations Inc	(h)(s)	Consumer Services	8.5%		9/15/25	10,733	10,373	9,803
Diamond Resorts International Inc	(s)	Consumer Services	10.8%		9/1/24	3,048	3,187	2,890
Eclipse Resources Corp	(m)(s)	Energy	8.9%		7/15/23	9,175	9,053	8,756
Hub International Ltd	(s)	Insurance	7.0%		5/1/26	578	563	573
Intelsat Jackson Holdings SA	(m)(s)	Media	5.5%		8/1/23	5,752	5,204	5,112
Ken Garff Automotive LLC	(s)	Retailing	7.5%		8/15/23	6,004	6,053	6,102
LifePoint Hospitals Inc	(s)	Health Care Equipment & Services	9.8%		12/1/26	7,656	7,572	7,953
Logan’s Roadhouse Inc		Consumer Services			11/1/24	4,907	4,859	4,907
Quorum Health Corp	(s)	Health Care Equipment & Services	11.6%		4/15/23	2,396	2,384	2,157
Sorenson Communications LLC	(h)(s)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,182	5,525
SRS Distribution Inc	(h)(s)	Capital Goods	8.3%		7/1/26	11,667	11,479	11,229
Stars Group Holdings BV	(m)(s)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,501
Sungard Availability Services Capital Inc	(k)(l)(s)	Software & Services	8.8%		4/1/22	5,900	4,860	315
Team Health Inc	(s)	Health Care Equipment & Services	6.4%		2/1/25	6,901	5,987	5,620
Vertiv Group Corp	(h)(s)	Technology Hardware & Equipment	9.3%		10/15/24	16,584	16,419	16,377
Vivint Inc	(h)(s)	Commercial & Professional Services	8.8%		12/1/20	7,602	7,360	7,497
York Risk Services Group Inc	(h)(i)(s)	Insurance	8.5%		10/1/22	38,070	35,840	30,932
Total Subordinated Debt							229,637	222,850

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—1.8%
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,107,723	$1,108	$1,106
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Commercial & Professional Services	26.1%		7/15/25	$23,263	9,069	12,251
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,023	994	1,006
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,502	6,315	6,396
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,344	1,305	1,322
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,265	1,229	1,244
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$7,636	7,417	7,512
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$1,700	1,651	1,673
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$176	171	173
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,351	1,312	1,329
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$654	635	643
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$146	142	144
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$2,420	2,350	2,380
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	20.3%		1/25/27	$12,140	7,579	8,089
Total Asset Based Finance							41,277	45,268

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—11.1%
Abaco Energy Technologies LLC, Common Stock	(l)	Energy				3,055,556	$3,056	$1,413
Abaco Energy Technologies LLC, Preferred Stock	(l)	Energy				12,734,481	637	7,322
Advanced Lighting Technologies Inc, Common Stock	(l)(t)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(t)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				1,240,204	1,201	1,692
Altavair NewCo, Private Equity	(l)(m)	Capital Goods				3,429,458	3,429	3,519
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Common Stock	(o)	Energy				13,556	12,900	4,365
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Trade Claim	(o)	Energy				115,178,571	25,800	37,088
ASG Technologies, Common Stock	(l)(t)	Software & Services				625,178	13,475	36,667
ASG Technologies, Warrants	(l)(t)	Software & Services			6/27/22	253,704	7,231	9,362
Aspect Software Inc, Common Stock	(h)(l)	Software & Services				304,599	494	494
Aspect Software Inc, Warrant	(h)(l)	Software & Services			1/15/24	304,120	—	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	94
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	277
Australis Maritime, Private Equity	(l)(m)	Transportation				1,136,041	1,136	1,136
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	34
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	217
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,263
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	741
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,350
Envigo Laboratories Inc, Series A Warrant	(h)(l)(s)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(h)(l)(s)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C - II - A Units	(l)(p)	Energy				13,000	13,000	2,896
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	549
FourPoint Energy LLC, Common Stock, Class E - II Units	(l)(p)	Energy				29,730	7,432	6,622
FourPoint Energy LLC, Common Stock, Class E - III Units	(l)(p)	Energy				43,875	10,969	9,773
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	3,569
FullBeauty Brands Holdings Corp, Common Stock	(l)	Retailing				5,583	26	26
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Global Jet Capital LLC, Preferred Stock	(e)(l)(m)	Commercial & Professional Services				6,228,866	$6,229	$467
Harvest Oil & Gas Corp, Common Stock	(e)(l)(s)	Energy				7,161	158	120
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	1,350
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(t)	Capital Goods				12,857	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(t)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(l)(p)	Materials				2,678,947	2,679	3,416
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	1,449	1,880
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				27	—	469
JW Aluminum Co, Common Stock	(e)(i)(l)(t)	Materials				548	—	—
JW Aluminum Co, Preferred Stock	(e)(i)(t)	Materials	12.5% PIK		11/17/25	4,869	33,914	49,830
MB Precision Holdings LLC, Class A - 2 Units	(g)(h)(l)(p)(t)	Capital Goods				6,655,178	2,288	—
MB Precision Holdings LLC, Preferred Stock	(g)(h)(l)(t)	Capital Goods				41,778,909	8,774	3,539
Mood Media Corp, Common Stock	(l)(t)	Media				17,400,835	12,644	10,906
North Haven Cadence Buyer Inc, Common Stock	(l)	Consumer Services				2,916,667	2,917	4,958
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,076,923	2,077	467
Professional Plumbing Group Inc, Common Stock	(e)(l)	Materials				3,000,000	3,000	8,250
Ridgeback Resources Inc, Common Stock	(e)(l)(m)	Energy				817,308	5,022	3,885
Sequential Brands Group Inc., Common Stock	(e)(l)(s)	Consumer Durables & Apparel				408,685	5,517	523
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	33,620
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,403
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746	1,444	477
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229	374	413
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,009	438
Templar Energy LLC, Common Stock	(e)(l)(p)(s)	Energy				717,718	6,101	404
Templar Energy LLC, Preferred Stock	(e)(l)(s)	Energy				475,758	4,751	1,189
Titan Energy LLC, Common Stock	(e)(l)(s)	Energy				200,039	6,321	20
Trace3 Inc, Common Stock	(l)	Software & Services				33,216	332	1,513
Warren Resources Inc, Common Stock	(l)(t)	Energy				2,371,337	11,145	6,995
White Star Petroleum LLC, Common Stock	(l)(p)	Energy				1,613,753	1,372	363
Zeta Interactive Holdings Corp, Preferred Stock, Series E - 1	(l)	Software & Services				620,025	4,929	6,649
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	4,929	5,961
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	247
Total Equity/Other							263,808	285,221
TOTAL INVESTMENTS—179.9%							$4,799,885	4,634,818
LIABILITIES IN EXCESS OF OTHER ASSETS—(79.9%)								(2,058,601)
NET ASSETS—100.0%								$2,576,217

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

A summary of outstanding financial instruments as of March 31, 2019 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(2,029)	$(2,029)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(1,154)	(1,154)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(1,654)	(1,654)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(902)	(902)
					$—	$(5,739)	$(5,739)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.60%, the Euro Interbank Offered Rate, or EURIBOR, was (0.31)%, Candian Dollar Offer Rate, or CDOR was 2.02%, and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(j)
Position or portion thereof unsettled as of March 31, 2019.

(k)
Security was on non-accrual status as of March 31, 2019.

(l)
Security is non-income producing.

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, 89.5% of the Company’s total assets represented qualifying assets.

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

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2019
(in thousands, except share amounts)

(t)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9,125	$56	$(24)	$3	$(58)	$9,102	$234	$—	$—
H.M. Dunn Co., Inc.	7,022	—	—	—	(3,017)	4,005	—	—	—
MB Precision Holdings LLC	21,339	690	(497)	176	(339)	21,369	644	117	—
Warren Resources, Inc.	14,652	45	—	—	—	14,697	441	45	—
Senior Secured Loans—Second Lien
JW Aluminum Co.	—	—	—	—	—	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies, Inc.	3,630	—	—	—	(3,286)	344	—	—	—
JW Aluminum Co.	32,919	—	—	—	1,278	34,197	846	—	—
Mood Media Corp.	28,478	2,347	—	—	10	30,835	1,300	1,139	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	31,743	—	—	—	4,924	36,667	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	7,364	—	—	—	1,998	9,362	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	43,890	1,874	—	—	4,066	49,830	1,802	1,774	—
MB Precision Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5,826	174	—	—	(2,461)	3,539	—	—	—
Mood Media Corp.	15,842	—	—	—	(4,936)	10,906	—	—	—
Warren Resources, Inc., Common Equity	5,573	—	—	—	1,422	6,995	—	—	—
Total	$227,403	$5,186	$(521)	$179	$(399)	$231,848	$5,267	$3,075	$—

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities of one or more new securities and the movement of an existing portfolio company into this category from a different category.

(2)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)
Interest, PIK and fee income presented for the three months ended March 31, 2019.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—128.3%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	9.0%		11/18/23	$39,540	$39,561	$39,540
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	9.0%		11/18/23	34,461	34,461	34,461
Abaco Energy Technologies LLC	(h)(i)(t)	Energy	L+700, 2.5% PIK(2.5% Max PIK)	1.0%	11/20/20	24,428	23,941	24,153
ABB CONCISE Optical Group LLC	(t)	Retailing	L+500	1.0%	6/15/23	2,769	2,779	2,658
Accuride Corp	(j)(t)	Capital Goods	L+525	1.0%	11/17/23	540	520	518
Acosta Holdco Inc	(h)(t)	Commercial & Professional Services	L+325	1.0%	9/26/21	6,644	5,383	4,081
Addison Holdings	(f)(g)(h)(i)	Commercial & Professional Services	L+675	1.0%	12/29/23	83,832	83,832	83,974
Advanced Lighting Technologies Inc	(h)(u)	Materials	L+750	1.0%	10/4/22	9,125	7,933	9,125
Advantage Sales & Marketing Inc	(i)(t)	Commercial & Professional Services	L+325	1.0%	7/23/21	15,370	14,681	13,654
Aleris International Inc	(h)(t)	Materials	L+475		2/27/23	1,367	1,354	1,358
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	111,623	111,623	112,739
Altus Power America Inc	(i)	Energy	L+750	1.5%	9/30/21	3,183	3,183	3,087
Altus Power America Inc	(n)	Energy	L+750	1.5%	9/30/21	140	140	136
American Tire Distributors Inc	(t)	Automobiles & Components	L+750	1.0%	8/30/24	4,031	3,521	3,319
American Tire Distributors Inc	(t)	Automobiles & Components	L+650, 1.0% PIK(1.0% Max PIK)	1.0%	9/1/23	634	593	593
Ammeraal Beltech Holding BV	(m)(t)	Capital Goods	E+375		7/30/25	€1,491	1,725	1,701
Apex Group Limited	(m)(n)	Diversified Financials	L+650		6/15/23	$2,302	2,238	1,970
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+650	1.0%	6/15/25	15,565	15,271	14,948
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	7,509	7,370	7,211
Apex Group Limited	(m)	Diversified Financials	L+650	1.0%	6/15/25	2,503	2,466	2,404
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	3,754	3,699	3,606
Ascension Insurance Inc	(f)(g)(h)	Insurance	L+825	1.3%	3/5/19	77,635	77,567	77,635
Ascension Insurance Inc	(n)	Insurance	L+825	1.3%	3/5/19	27,800	27,800	27,800
Aspect Software Inc	(k)(l)	Software & Services	L+400, 6.5% PIK(6.5% Max PIK)		5/25/20	4,671	4,657	3,480
Aspect Software Inc	(h)(k)(l)	Software & Services	L+1100	1.0%	5/25/20	3,598	3,556	2,680
ATX Networks Corp	(f)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK(1.0% Max PIK)	1.0%	6/11/21	1,852	1,839	1,759
ATX Networks Corp	(f)(i)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK(1.0% Max PIK)	1.0%	6/11/21	24,804	24,368	23,564
AVF Parent LLC	(h)(i)	Retailing	L+725	1.3%	3/1/24	74,461	74,461	69,605
Belk Inc	(t)	Retailing	L+475	1.0%	12/12/22	22,635	19,743	18,366
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	52,500	52,500	47,738
Caprock Midstream LLC	(t)	Energy	L+475		11/3/25	6,046	5,916	5,638
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	7,500	7,500	7,500
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	47,325	46,621	46,615
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	626	626	632
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	5,635	5,635	5,691
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,605	53,605	54,141
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSM Bakery Products	(i)(t)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	$5,217	$5,071	$4,845
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135,734	135,734	133,019
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,312	17,312	16,620
Dayton Superior Corp	(i)(t)	Materials	L+800, 6.0% PIK(6.0% Max PIK)	1.0%	11/15/21	11,790	11,585	9,874
Diamond Resorts International Inc	(i)(t)	Consumer Services	L+375	1.0%	9/2/23	14,085	13,795	13,170
Distribution International Inc	(t)	Retailing	L+500	1.0%	12/15/21	3,398	3,247	3,024
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,084	3,516
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,368	27,082	26,950
Eagleclaw Midstream Ventures LLC	(i)(j)(t)	Energy	L+425	1.0%	6/24/24	11,455	10,917	10,747
EIF Van Hook Holdings LLC	(i)(t)	Energy	L+525		9/5/24	7,378	7,234	7,184
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	88,200	88,200	88,361
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK(10.0% Max PIK)		11/27/23	1,964	1,733	258
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK(12.0% Max PIK)		11/27/23	3,072	3,072	2,984
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK(11.0% Max PIK)		8/28/23	212	210	212
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK(11.0% Max PIK)		8/28/23	455	455	455
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK(11.0% Max PIK)		8/28/23	1,070	1,055	1,070
Foresight Energy LLC	(h)(m)(t)	Materials	L+575	1.0%	3/28/22	10,591	10,575	10,423
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	5,051	5,051	4,989
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,253	47,253	46,671
FullBeauty Brands Holdings Corp	(k)(l)(t)	Retailing	L+475	1.0%	10/14/22	4,910	4,574	1,495
Gulf Finance LLC	(i)(t)	Energy	L+525	1.0%	8/25/23	4,687	4,585	3,615
HM Dunn Co Inc	(h)(k)(l)(u)	Capital Goods	L+875 PIK(L+875 Max PIK)		6/30/21	43,885	38,571	7,022
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,717	50,286	36,262
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,640	35,640	34,656
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	118,098
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK(1.0% Max PIK)		6/30/26	11,522	11,522	11,522
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,775	2,803
JC Penney Corp Inc	(m)(t)	Retailing	L+425	1.0%	6/23/23	1,205	1,149	1,034
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,947	121,947
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,268	35,269
Jo-Ann Stores Inc	(i)(t)	Retailing	L+500	1.0%	10/20/23	5,013	5,004	4,794
Jostens Inc	(j)(t)	Consumer Services	L+550		12/19/25	3,663	3,552	3,574
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK(2.5% Max PIK)	1.0%	3/31/23	72,696	72,140	74,877
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,681	110,681	108,329
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9,849	9,849	9,639
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	38,356	38,356	38,644
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	6,644	6,644	6,694
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
LD Intermediate Holdings Inc	(i)(t)	Software & Services	L+588	1.0%	12/9/22		$16,150	$15,058	$14,656
MB Precision Holdings LLC	(g)(h)(k)(l)(u)	Capital Goods	L+725, 2.3% PIK(2.3% Max PIK)	1.3%	1/23/21		21,339	20,364	21,339
Mitel US Holdings Inc	(i)(t)	Technology Hardware & Equipment	L+450		11/30/25		4,559	4,548	4,431
Monitronics International Inc	(j)(m)(t)	Commercial & Professional Services	L+550	1.0%	9/30/22		3,838	3,702	3,442
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21		10,891	10,824	10,842
NaviHealth Inc.	(i)(j)(t)	Health Care Equipment & Services	L+500		8/1/25		15,111	14,437	14,318
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21		2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/24		14,762	14,762	14,614
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24		51,187	51,187	50,676
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24		10,500	10,500	10,395
P2 Energy Solutions, Inc.	(t)	Energy	L+400	1.3%	10/30/20		74	73	71
PAE Holding Corp	(j)(t)	Capital Goods	L+550	1.0%	10/20/22		9	9	9
Panda Liberty LLC	(f)(g)(t)	Energy	L+650	1.0%	8/21/20		11,515	11,525	10,383
Peak 10 Holding Corp	(j)(t)	Telecommunication Services	L+325	1.0%	8/1/24		8,965	8,329	8,181
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK(0.3% Max PIK)	1.5%	4/28/22		66,842	66,842	68,262
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23		44,021	44,021	44,021
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24		207,992	207,992	204,352
Propulsion Acquisition LLC	(f)(h)(i)(t)	Capital Goods	L+600	1.0%	7/13/21		58,267	56,734	57,684
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21		56,025	55,983	56,166
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		55,015	54,490	54,850
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		7,165	7,165	6,673
Rogue Wave Software Inc	(h)	Software & Services	L+843	1.0%	9/25/21		72,434	72,434	72,343
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23		70,234	70,234	62,947
Savers Inc	(t)	Retailing	L+375	1.3%	7/9/19		1,539	1,529	1,473
Sequa Corp	(i)(j)(t)	Materials	L+500	1.0%	11/28/21		18,467	18,212	17,705
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,229	12,229	12,448
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	71,247
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118,929	116,976	118,929
SI Group Inc	(j)(t)	Materials	L+475		10/15/25		2,922	2,814	2,820
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+550		8/2/25		2,776	2,737	2,728
Sorenson Communications LLC	(f)(g)(h)(j)(t)	Telecommunication Services	L+575	2.3%	4/30/20		107,393	107,217	106,991
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	105,591
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	56,874	44,009	42,101
Strike LLC	(i)(t)	Energy	L+800	1.0%	11/30/22		$4,285	4,191	4,290
Sungard Availability Services Capital Inc	(f)(t)	Software & Services	L+700	1.0%	9/30/21		10,336	10,266	8,827
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sungard Availability Services Capital Inc	(t)	Software & Services	L+1000	1.0%	10/1/22	$962	$918	$933
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21	10,564	10,143	9,974
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21	2,459	2,361	2,322
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK(1.0% Max PIK)	1.0%	7/20/21	19,492	19,492	19,492
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25	52,024	51,511	51,504
Team Health Inc	(j)(t)	Health Care Equipment & Services	L+275	1.0%	2/6/24	78	71	70
Trace3 Inc	(f)(g)(h)(i)	Diversified Financials	L+675	1.0%	8/5/24	161,585	161,585	159,970
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25	79,891	79,290	77,407
Vivint Inc	(i)(t)	Commercial & Professional Services	L+500		4/1/24	18,583	18,537	18,111
Warren Resources Inc	(h)(u)	Energy	L+1000, 1.0% PIK(1.0% Max PIK)	1.0%	5/22/20	14,652	14,652	14,652
York Risk Services Group Inc	(t)	Insurance	L+375	1.0%	10/1/21	980	975	919
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22	37,112	37,112	37,483
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22	6,571	6,571	6,637
Total Senior Secured Loans—First Lien							3,539,497	3,450,630
Unfunded Loan Commitments							(157,339)	(157,339)
Net Senior Secured Loans—First Lien							3,382,158	3,293,291
Senior Secured Loans—Second Lien—13.0%
Access CIG LLC	(t)	Software & Services	L+775		2/27/26	1,326	1,342	1,314
Advantage Sales & Marketing Inc	(t)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,039	1,815
American Bath Group LLC	(i)(t)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,588	6,965
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	52,309	51,285	51,183
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK(4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	4,500	4,076	3,979
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	1,872	1,872	1,866
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	624	624	622
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK(4.0% Max PIK)	1.3%	8/22/20	29,695	29,695	29,138
Catalina Marketing Corp	(i)(k)(l)(t)	Media	L+675	1.0%	4/11/22	10,000	9,958	237
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(i)(k)(l)(t)	Media	L+750	1.3%	12/21/20	7,778	7,786	311
Envigo Laboratories Inc	(h)(t)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,189	3,051
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK(11.0% Max PIK)		2/24/24	1,744	1,520	—
Grocery Outlet Inc	(t)	Food & Staples Retailing	L+725		10/22/26	2,287	2,265	2,273
Gruden Acquisition Inc	(h)(t)	Transportation	L+850	1.0%	8/18/23	15,000	14,511	15,038
Jazz Acquisition Inc	(f)(t)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,729	3,460
LBM Borrower LLC	(f)(i)(j)(t)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,090	28,746
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK(6.0% Max PIK)		4/11/24	12,472	12,362	11,946
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
OPE Inmar Acquisition Inc	(i)(t)	Software & Services	L+800	1.0%	5/1/25	$2,615	$2,583	$2,589
P2 Energy Solutions, Inc.	(i)(t)	Energy	L+800	1.0%	4/30/21	14,500	14,614	13,920
Paradigm Acquisition Corp	(t)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,607
Peak 10 Holding Corp	(i)(j)(t)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,630	5,247
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,362	46,359
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17,990	17,817	17,822
Sequa Corp	(i)(t)	Materials	L+900	1.0%	4/28/22	7,462	7,416	7,089
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+950		8/2/26	2,494	2,312	2,207
SMG/PA	(j)(t)	Consumer Services	L+700		1/23/26	3,641	3,671	3,599
Spencer Gifts LLC	(i)(t)	Retailing	L+825	1.0%	6/29/22	20,000	20,063	17,100
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK(L+1300 Max PIK)	1.0%	2/23/20	89,408	67,595	8,316
WireCo WorldGroup Inc	(t)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,178	5,128
Total Senior Secured Loans—Second Lien							418,639	334,610
Unfunded Loan Commitments							(624)	(624)
Net Senior Secured Loans—Second Lien							418,015	333,986
Other Senior Secured Debt—7.7%
Advanced Lighting Technologies Inc	(k)(l)(u)	Materials	L+700, 10.0% PIK(10.0% Max PIK)	1.0%	10/4/23	11,342	10,663	3,630
Akzo Nobel Specialty Chemicals	(m)(t)	Materials	8.0%		10/1/26	2,019	2,019	1,890
Artesyn Embedded Technologies Inc	(t)	Technology Hardware & Equipment	9.8%		10/15/20	1,574	1,518	1,456
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(t)	Consumer Services	7.3%		5/1/25	44	46	46
DJO Finance LLC/DJO Finance Corp	(t)	Health Care Equipment & Services	8.1%		6/15/21	6,838	6,886	7,060
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,107	45,502
Genesys Telecommunications Laboratories Inc	(t)	Technology Hardware & Equipment	10.0%		11/30/24	144	159	152
Global A&T Electronics Ltd	(i)(m)(t)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15,949	16,079	14,155
JC Penney Corp Inc	(j)(m)(t)	Retailing	5.7%		6/1/20	126	117	101
JW Aluminum Co	(h)(t)(u)	Materials	10.3%		6/1/26	33,001	33,001	32,919
Lycra	(m)(t)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,687	3,444
Mood Media Corp	(h)(u)	Media	L+1400 PIK(L+1400 Max PIK)	1.0%	6/28/24	28,478	28,383	28,478
Numericable-SFR	(m)(t)	Software & Services	8.1%		2/1/27	917	917	869
Pattonair Holdings Ltd	(m)(t)	Capital Goods	9.0%		11/1/22	4,111	4,252	4,153
Ply Gem Holdings Inc	(t)	Capital Goods	8.0%		4/15/26	7,807	7,453	7,182
Sorenson Communications LLC	(h)(t)	Telecommunication Services	9.0%, 0.0% PIK(9.0% Max PIK)		10/31/20	7,058	6,952	6,987
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK(6.0% Max PIK)		7/31/19	1,123	1,123	1,116
Talos Production LLC	(h)(t)	Energy	11.0%		4/3/22	4,500	4,701	4,376
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	$15,000	$15,000	$15,120
Vivint Inc	(h)(t)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,707	5,981
Vivint Inc	(h)(t)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,078	10,713
Total Other Senior Secured Debt							207,181	196,616
Subordinated Debt—8.6%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK(10.0% Max PIK)		10/31/22	206	206	206
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(h)(i)(t)	Energy	10.0%		4/1/22	26,026	26,026	26,635
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc	(h)(t)	Health Care Equipment & Services	12.3%, 1.5% PIK(1.5% Max PIK)		1/15/20	6,235	5,951	6,235
Avantor Inc	(i)(t)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20,000	20,000	20,012
Byrider Finance LLC		Automobiles & Components	20.0% PIK(20.0% Max PIK)		3/31/22	1,458	1,458	1,458
CEC Entertainment Inc	(t)	Consumer Services	8.0%		2/15/22	18,510	18,397	16,659
ClubCorp Club Operations Inc	(h)(t)	Consumer Services	8.5%		9/15/25	10,733	10,361	9,660
Diamond Resorts International Inc	(t)	Consumer Services	10.8%		9/1/24	3,048	3,191	2,751
Eclipse Resources Corp	(m)(t)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Great Lakes Dredge & Dock Corp	(m)(t)	Capital Goods	8.0%		5/15/22	5,276	5,276	5,364
Intelsat Jackson Holdings SA	(m)(t)	Media	5.5%		8/1/23	5,752	5,178	5,058
Ken Garff Automotive LLC	(t)	Retailing	7.5%		8/15/23	6,004	6,055	5,959
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+650	4.5%	9/15/25	15,000	15,000	14,682
LifePoint Hospitals Inc	(t)	Health Care Equipment & Services	9.8%		12/1/26	7,656	7,571	7,295
Logan’s Roadhouse Inc	(l)	Consumer Services			11/1/24	4,907	4,857	4,855
PF Chang’s China Bistro Inc	(h)(i)(t)	Consumer Services	10.3%		6/30/20	28,977	28,320	26,460
Quorum Health Corp	(t)	Health Care Equipment & Services	11.6%		4/15/23	2,566	2,554	2,446
Sorenson Communications LLC	(h)(t)	Telecommunication Services	13.9%, 0.0% PIK(13.9% Max PIK)		10/31/21	5,364	5,170	5,498
SRS Distribution Inc	(h)(t)	Capital Goods	8.3%		7/1/26	11,667	11,476	10,734
Stars Group Holdings BV	(m)(t)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,398
Sungard Availability Services Capital Inc	(t)	Software & Services	8.8%		4/1/22	5,900	4,860	1,322
Team Health Inc	(t)	Health Care Equipment & Services	6.4%		2/1/25	6,901	5,958	5,633
Vertiv Group Corp	(h)(t)	Technology Hardware & Equipment	9.3%		10/15/24	16,584	16,411	14,760
Vivint Inc	(h)(t)	Commercial & Professional Services	8.8%		12/1/20	7,602	7,328	7,250
York Risk Services Group Inc	(h)(i)(t)	Insurance	8.5%		10/1/22	38,070	35,701	26,649
Total Subordinated Debt							257,792	236,858
Unfunded Debt Commitments							(15,000)	(15,000)
Net Subordinated Debt							242,792	221,858

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—1.8%
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Diversified Financials	27.8%		7/15/25	$23,263	9,222	12,050
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		4/30/25	$6,267	6,174	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		9/3/25	$1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		9/29/25	$1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		12/4/25	$7,287	7,179	7,287
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		12/4/25	$1,712	1,687	1,712
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		12/9/25	$219	216	219
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		12/9/25	$1,253	1,234	1,253
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		1/29/26	$625	616	625
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		1/29/26	$146	143	146
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK(15.0% Max PIK)		12/2/26	$2,332	2,298	2,332
NewStar Clarendon 2014-1A Class Subord. B	(m)	Diversified Financials	L+435		1/25/27	$1,060	1,014	1,055
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	13.2%		1/25/27	$12,140	7,758	8,661
Total Asset Based Finance							42,050	46,152
Equity/Other—10.4%
5 Arch Income Fund 2, LLC, Common Stock	(m)(p)	Diversified Financials				8,000	197	400
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556	3,056	1,299
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481	637	6,686
Advanced Lighting Technologies Inc, Common Stock	(l)(u)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(u)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				124	1,201	1,384
Altus Power America Inc, Common Stock	(l)	Energy				462,008	462	81
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Common Stock	(o)	Energy				13,555,557	12,900	3,768
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Trade Claim	(o)	Energy				115,178,572	25,800	32,020
ASG Technologies, Common Stock	(l)(u)	Software & Services				625,178	13,475	31,743
ASG Technologies, Warrants	(l)(u)	Software & Services			6/27/22	253,704	7,231	7,364
Aspect Software Inc, Common Stock	(l)	Software & Services				38,574	9,932	—
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	$116	$56
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	135
Australis Maritime, Private Equity	(l)(m)	Transportation				—	1,136	1,136
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	32
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	194
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,125
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	584
Eastman Kodak Co, Common Stock	(l)(t)	Consumer Durables & Apparel				354	7	1
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,189
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C - II - A Units	(l)(p)	Energy				13,000	13,000	2,909
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	551
FourPoint Energy LLC, Common Stock, Class E - II Units	(l)(p)	Energy				29,730	7,432	6,652
FourPoint Energy LLC, Common Stock, Class E - III Units	(l)(p)	Energy				43,875	10,969	9,817
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	3,947
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				5,385,440	5,386	754
Global Jet Capital LLC, Preferred Stock	(e)(l)(m)	Commercial & Professional Services				843,426	843	118
Harvest Oil & Gas Corp, Common Stock	(e)(l)(t)	Energy				7,161	158	129
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	1,350
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(u)	Capital Goods				12,857	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(u)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(l)(p)	Materials				2,678,947	2,679	1,607
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	1,449	1,946
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				—	—	471
JW Aluminum Co, Common Stock	(e)(i)(l)(u)	Materials				548	—	—
See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
JW Aluminum Co, Preferred Stock	(e)(i)(u)	Materials	12.5% PIK		11/17/25	4,869	$32,040	$43,890
MB Precision Holdings LLC, Class A-2 Units	(g)(h)(l)(u)	Capital Goods				6,655,178	2,288	—
MB Precision Holdings LLC, Preferred Stock	(g)(h)(l)(p)(u)	Capital Goods				41,778,909	8,600	5,826
Mood Media Corp, Common Stock	(l)(u)	Media				17,400,835	12,644	15,842
North Haven Cadence Buyer Inc, Common Equity	(l)	Consumer Services				2,916,667	2,917	4,448
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,076,923	2,077	1,090
Professional Plumbing Group Inc, Common Stock	(e)(l)	Capital Goods				3,000,000	3,000	7,800
Ridgeback Resources Inc, Common Stock	(e)(l)(m)(s)	Energy				817,308	5,022	4,043
Sequential Brands Group Inc., Common Stock	(e)(l)(t)	Consumer Durables & Apparel				408,685	5,517	327
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	36,026
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,403
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746	1,444	—
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229	374	385
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,009	625
Templar Energy LLC, Common Stock	(e)(l)(p)(t)	Energy				717,718	6,101	449
Templar Energy LLC, Preferred Stock	(e)(l)(t)	Energy				475,758	4,751	1,427
Titan Energy LLC, Common Stock	(e)(l)(t)	Energy				200,040	6,321	60
Trace3 Inc, Common Stock		Diversified Financials				33,216	332	616
Warren Resources Inc, Common Stock	(l)(u)	Energy				2,371,337	11,145	5,573
White Star Petroleum LLC	(l)(p)	Energy				1,613,753	1,372	524
Zeta Interactive Holdings Corp, Preferred Stock, Series E - 1	(l)	Software & Services				620,025	4,929	6,519
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	4,929	5,816
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	240
Total Equity/Other							268,409	267,377
TOTAL INVESTMENTS—169.8%							$4,560,605	4,359,280
LIABILITIES IN EXCESS OF ASSETS—(69.8%)								(1,791,871)
NET ASSETS—100.0%								$2,567,409

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2019, the Company had various wholly-owned subsidiaries, including special purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.

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
Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory and administrative services agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory and administrative services agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on adjusted capital equal to 1.75% per quarter (1.875% under the FSIC II Advisor investment advisory and administrative services agreement), or an annualized hurdle rate of 7.0% (7.5% under the FSIC II Advisor investment advisory and administrative services agreement). For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common stock (including proceeds from its distribution reinvestment plan) reduced for distributions paid to stockholders from proceeds of non-liquidating dispositions of the Company’s investments and amounts paid for share repurchases pursuant to the Company’s share repurchase program. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75% (1.875% under the FSIC II Advisor investment advisory and administrative services agreement). Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually (2.34375%, or 9.375% annually under the FSIC II Advisor investment advisory and administrative services agreement), of the Company’s adjusted capital. Thereafter, the Advisor will be entitled to receive 20.0% of the pre-incentive fee net investment income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, the Company recognized $6,105 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations. As of March 31, 2019, the Company’s derivative instruments included interest rate swaps.
Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements for Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	3,191,361	$25,694	3,316,098	$28,959
Share Repurchase Program	(3,297,056)	(26,541)	(3,408,305)	(29,993)
Net Proceeds from Share Transactions	(105,695)	$(847)	(92,207)	$(1,034)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

During the period from April 1, 2019 to May 10, 2019, the Company issued 1,034,362 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $8,326,614 at an average price per share of  $8.05. For additional information regarding the terms of the DRP, see Note 5.
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
The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the three months ended March 31, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28.0%	1.04%	$8.800	$29,993
Total		3,408,305				$29,993
Fiscal 2019
December 31, 2018	January 2, 2019	3,297,056	16.7%	1.01%	$8.050	$26,541
Total		3,297,056				$26,541

On April 1, 2019, the Company repurchased 3,191,572 shares of common stock (representing 14.2% of the shares of common stock tendered for repurchase and 0.98% of the shares outstanding as of such date) at $8.05 per share for aggregate consideration totaling $25,692.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the investment advisory and administrative services agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory and administrative services agreement.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Pursuant to the investment advisory and administrative services agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the investment advisory and administrative services agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as FS Investments), and KKR Credit Advisors (US), LLC, or KKR Credit, for providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than monthly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) the Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC II Advisor investment advisory and administrative services agreement were substantially similar to the administrative services provisions of the investment advisory and administrative services agreement.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three months ended March 31, 2019 and 2018:
Related Party	Source Agreement	Description	Three Months Ended March 31,
			2019	2018
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$17,864	$22,080
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$11,131	$5,575
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$907	$782

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the three months ended March 31, 2018 is net of waivers of  $3,154. During the three months ended March 31, 2019 and 2018, $17,256 and $22,595, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of March 31, 2019, $17,864 in base management fees were payable to the Advisor.

(2)
During the three months ended March 31, 2019 and 2018, $5,796 and $19,129, respectively, of subordinated incentive fees on income were paid to the Advisor and FSIC II Advisor. As of March 31, 2019, a subordinated incentive fee on income of  $11,131 was payable to the Advisor.

(3)
During the three months ended March 31, 2019 and 2018, $534 and $588, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and FSIC II Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $77 for the three months ended March 31, 2019. The Company paid $773 and $547 in administrative services expenses to the Advisor and FSIC II Advisor during the three months ended March 31, 2019 and 2018, respectively.

Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., FS Investment Corporation III, FS Investment Corporation IV, and Corporate Capital Trust II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
Total	$0.1885	$61,153
Fiscal 2019
March 31, 2019	$0.1885	$61,114
Total	$0.1885	$61,114
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On February 19, 2019 and April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for April 2019 through June 2019 and July 2019 through September 2019, respectively, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
Under the Company’s DRP, cash distributions to participating stockholders will be reinvested in additional shares of the Company’s common stock at a purchase price determined by the Company’s board of directors, or a committee thereof, in its sole discretion, that is (i) not less than the net asset value per

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment of the distribution and (ii) not more than 2.5% greater than the net asset value per share of the Company’s common stock as of such date. Although distributions paid in the form of additional shares of common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders who elect to participate in the Company’s DRP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Stockholders receiving distributions in the form of additional shares of common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s shares of common stock.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2019 and 2018:
Three Months Ended March 31,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	61,114	100%	61,153	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$61,114	100%	$61,153	100%

(1)
During the three months ended March 31, 2019 and 2018, 94.0% and 94.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9% and 1.1%, respectively, was attributable to non-cash accretion of discount and 4.1% and 4.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the three months ended March 31, 2019 and 2018 was $59,367 and $59,524, respectively. As of March 31, 2019 and December 31, 2018, the Company had $56,281 and $58,028, respectively, of undistributed net investment income and $214,125 and $194,360, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
GAAP-basis net investment income	$58,114	$62,391
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(166)	1,035
GAAP versus tax-basis impact of consolidation of certain subsidiaries	1,711	1,897
Reclassification of unamortized original issue discount, prepayment fees and other income	(278)	(5,469)
Other miscellaneous differences	(14)	(330)
Tax-basis net investment income	$59,367	$59,524

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
As of March 31, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	March 31, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$56,281	$58,028
Distributable realized gains	—	—
Capital loss carryover(1)	(214,125)	(194,360)
Other temporary differences	(129)	(139)
Net unrealized appreciation (depreciation) on investments and secured borrowing and gain (loss) on foreign currency(2)	(254,484)	(287,442)
Total	$(412,457)	$(423,913)

(1)
Net capital losses recognized may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $541 and $213,584, respectively.

(2)
As of March 31, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and gain on foreign currency was $158,062 and $135,578, respectively. As of March 31, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and loss on foreign currency was $(412,546) and $423,020, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,884,591 and $4,647,131 as of March 31, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(249,772) and $(287,851) as of March 31, 2019 and December 31, 2018, respectively.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

As of March 31, 2019, the Company had a deferred tax liability of $9,092 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $21,051 resulting from net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $11,959. For the three months ended March 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,611,239	$3,519,120	76%	$3,382,158	$3,293,291	75%
Senior Secured Loans—Second Lien	471,912	389,559	8%	418,015	333,986	8%
Other Senior Secured Debt	182,012	172,800	4%	207,181	196,616	5%
Subordinated Debt	229,637	222,850	5%	242,792	221,858	5%
Asset Based Finance	41,277	45,268	1%	42,050	46,152	1%
Equity/Other	263,808	285,221	6%	268,409	267,377	6%
Total	$4,799,885	$4,634,818	100%	$4,560,605	$4,359,280	100%

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
As of March 31, 2019, the Company did not “control” any of its portfolio companies. As of March 31, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of March 31, 2019 in this quarterly report on Form 10-Q.
As of December 31, 2018, the Company did not “control” any of its portfolio companies. As of December 31, 2018, the Company held investments in seven portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2018 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $159,413 and an unfunded commitment to purchase up to $47 in shares of preferred stock of Altus Power America Holdings, LLC.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $172,963 and an unfunded commitment to purchase up to $47 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2019 and audited consolidated schedule of investments as of December 31, 2018.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,234	1%	$34,508	1%
Capital Goods	892,836	19%	893,250	21%
Commercial & Professional Services	342,074	7%	328,760	8%
Consumer Durables & Apparel	224,857	5%	227,470	5%
Consumer Services	247,807	5%	231,589	5%
Diversified Financials	128,014	3%	277,500	6%
Energy	348,664	8%	372,720	9%
Food & Staples Retailing	127,580	3%	6,797	0%
Food, Beverage & Tobacco	96,184	2%	96,787	2%
Health Care Equipment & Services	450,390	10%	361,228	8%
Insurance	135,614	3%	117,149	3%
Materials	310,162	7%	295,084	7%
Media	251,983	5%	254,278	6%
Pharmaceuticals, Biotechnology & Life Sciences	21,675	0%	20,012	0%
Retailing	293,486	6%	257,260	6%
Semiconductors & Semiconductor Equipment	—	—	14,155	0%
Software & Services	447,669	10%	339,451	8%
Technology Hardware & Equipment	43,431	1%	46,178	1%
Telecommunication Services	221,135	5%	168,930	4%
Transportation	16,023	0%	16,174	0%
Total	$4,634,818	100%	$4,359,280	100%

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2019 and December 31, 2018:
Derivative Instrument	Statement Location	Fair Value
		March 31, 2019 (Unaudited)	December 31, 2018
Interest rate swaps	Unrealized depreciation on interest rate swaps	$(5,739)	$(1,743)
Total		$(5,739)	$(1,743)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2019 and 2018 are in the following locations in the consolidated statements of operations:
Derivative Instrument	Statement Location	Net Realized Gains (Losses)
Three Months Ended March 31,
		2019	2018
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$—	$—
Total		$—	$—

Derivative Instrument	Statement Location	Net Unrealized Gains (Losses)
		Three Months Ended March 31,
		2019	2018
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(3,996)	$—
Total		$(3,996)	$—

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2019 and December 31, 2018:
As of March 31, 2019 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
ING Capital Markets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$3,183	$—	$—	$3,183	$—
ING Capital Markets	2,556	—	—	2,556	—
Total	$5,739	$—	$—	$5,739	$—

As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$1,743	$—	$—	$—	$1,743
	$1,743	$—	$—	$—	$1,743

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of March 31, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:
As of March 31, 2019 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(2,029)	$(2,029)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(1,154)	(1,154)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(1,654)	(1,654)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(902)	(902)
					$—	$(5,739)	$(5,739)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,090)	$(1,090)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(653)	(653)
					$—	$(1,743)	$(1,743)

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of March 31, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	March 31, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$663	$517
Level 2—Significant other observable inputs	869,552	906,192
Level 3—Significant unobservable inputs	3,764,603	3,452,571
Total	$4,634,818	$4,359,280

As of March 31, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
	March 31, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(5,739)	—	(1,743)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(5,739)	$—	$(1,743)

The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Company’s board of directors determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Company typically values its other investments and interest rate swaps by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Three Months Ended March 31, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,827,812	$212,290	$95,132	$6,201	$46,152	$264,984	$3,452,571
Accretion of discount (amortization of premium)	837	68	119	2	1	100	1,127
Net realized gain (loss)	(1,521)	—	—	—	114	(10,299)	(11,706)
Net change in unrealized appreciation (depreciation)	(8,812)	(564)	(3,257)	742	(111)	22,575	10,573
Purchases	291,045	64,577	1,209	32,614	—	4,123	393,568
Paid-in-kind interest	651	484	1,156	146	525	1,774	4,736
Sales and repayments	(86,294)	—	—	—	(1,413)	(292)	(87,999)
Net transfers in or out of Level 3	1,733	—	—	—	—	—	1,733
Fair value at end of period	$3,025,451	$276,855	$94,359	$39,705	$45,268	$282,965	$3,764,603
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(29)	$14,613	$(3,257)	$(9,231)	$(1,303)	$51	$844

	For the Three Months Ended March 31, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,421,070	$327,135	$124,673	$345,593	$47,173	$325,582	$4,591,226
Accretion of discount (amortization of premium)	839	235	190	438	1	—	1,703
Net realized gain (loss)	(1,395)	(1,329)	(1,852)	(13,058)	99	(1,759)	(19,294)
Net change in unrealized appreciation (depreciation)	(50,585)	(28,219)	902	(1,879)	(2,659)	(6,533)	(88,973)
Purchases	164,136	6,944	17,900	3,784	658	6,519	199,941
Paid-in-kind interest	1,731	464	1,509	48	754	472	4,978
Sales and repayments	(249,782)	(2,189)	(18,099)	(14,095)	(66)	(11,192)	(295,423)
Net transfers in or out of Level 3	(365,903)	(80,281)	(25,062)	(275,743)	—	(4,465)	(751,454)
Fair value at end of period	$2,920,111	$222,760	$100,161	$45,088	$45,960	$308,624	$3,642,704
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(48,621)	$(28,923)	$(252)	$(324)	$(2,661)	$(6,121)	$(86,902)

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at March 31, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$3,024,159	Discounted Cash Flow	Discount Rate	8.06% – 16.73% (9.62%)	Decrease
	166,669	Waterfall	EBITDA Multiple	0.13x – 8.25x (4.81x)	Increase
	105,878	Other(5)
	99,959	Cost
Subordinated Debt	39,499	Discounted Cash Flow	Discount Rate	11.58% – 19.75% (12.11%)	Decrease
	206	Waterfall	EBITDA Multiple	10.64x – 10.64x (10.64x)	Increase
Asset Based Finance	24,928	Waterfall	EBITDA Multiple	1.03x – 12.00x (1.51x)	Increase
	20,340	Indicative Dealer Quotes		52.63% – 99.71% (71.35%)	Increase
Equity/Other	254,466	Waterfall	EBITDA Multiple	0.73x – 14.50x (5.29x)	Increase
	23,375	Other(5)
	4,655	Cost
	469	Option Pricing Model	Equity Illiquidity Discount	15.00% – 15.00% (15.00%)	Decrease
Total	$3,764,603

(1)
Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 – 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

(3)
Weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,668,002	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.5%
			EBITDA Multiples (x)	5.3x – 9.5x	6.9x
			Revenue Multiples (x)	0.1x – 0.1x	0.1x
	61,692	Other(2)	Other	N/A	N/A
	98,118	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans—Second Lien	157,615	Market Comparables	Market Yield (%)	8.9% – 15.0%	12.6%
	8,316	Other(2)	Other	N/A	N/A
	46,359	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	95,132	Market Comparables	Market Yield (%)	8.2% – 13.6%	9.7%
			EBITDA Multiples (x)	7.0x – 8.5x	7.5x
Subordinated Debt	6,201	Market Comparables	Market Yield (%)	12.0% – 20.0%	14.3%
			EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Asset Based Finance	24,385	Market Comparables	Market Yield (%)	17.7% – 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	21,767	Market Quotes	Indicative Dealer Quotes	51.8% – 99.6%	61.9%
Equity/Other	223,197	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x – 14.3x	7.6x
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
			Price to Book Multiple (x)	1.0x – 1.0x	1.0x
			Production Multiples (Mboe/d)	$25,000.0 – $38,750.0	$28,034.2
			Production Multiples (MMcfe/d)	$4,708.0 – $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 – $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$3.5 – $13.8	$5.4
			PV-10 Multiples (x)	0.8x – 2.3x	1.7x
	19,929	Discounted Cash Flow	Discount Rate (%)	11.8% – 13.8%	12.8%
	471	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	20,251	Other(2)	Other	N/A	N/A
	1,136	Cost	Cost	100.0% – 100.0%	100.0%
Total	$3,452,571

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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2019 are discussed below.
	As of March 31, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	115,000	85,000	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	460,964(3)	189,036	August 9, 2023
Total			$2,110,964	$339,036
	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107,000	93,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	298,254(4)	351,746	August 9, 2023
Total			$1,890,254	$559,746

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowings in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $98,700 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

(4)
Amount includes borrowings in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.13 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $63,500 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three months ended March 31, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended March 31,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$6,437	$133	$6,570	$4,961	$267	$5,228
Cooper River Credit Facility	1,695	125	1,820	1,697	114	1,811
Wissahickon Creek Credit Facility	—	—	—	2,612	262	2,874
Darby Creek Credit Facility	2,473	130	2,603	2,786	250	3,036
Dunning Creek Credit Facility	—	—	—	1,365	92	1,457
Juniata River Credit Facility	11,692	361	12,053	9,242	361	9,603
FSIC II Revolving Credit Facility	—	—	—	162	12	174
Senior Secured Revolving Credit Facility	6,288	241	6,529	—	—	—
Total	$28,585	$990	$29,575	$22,825	$1,358	$24,183

(1)
Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $2,154,253 and 5.31%, respectively. As of March 31, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.29%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2018 were $2,183,146 and 4.18%, respectively. As of March 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.24%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2019 and December 31, 2018.
Darby Creek Credit Facility
On February 20, 2019, Darby Creek LLC, the Company’s wholly-owned special purpose financing subsidiary, entered into an amendment to the revolving credit facility originally entered into on February 20, 2014 with Deutsche Bank AG, New York Branch, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. The amendment, among other things, extended the end of the revolving period to February 26, 2022, extended the maturity date to February 26, 2024, decrease the interest rate to, during the revolving period, 1.95% per annum, and after the revolving period, 2.05% per annum, in each case, plus 3-month LIBOR (or the relevant reference rate for any foreign currency borrowings), and decreased the non-usage fee from 0.50% to 0.375%.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Juniata River Credit Facility
On March 13, 2019, Juniata River LLC, the Company’s wholly-owned special purpose financing subsidiary, or Juniata River, amended and restated the revolving credit facility originally entered into on November 14, 2015 with JPMorgan Chase Bank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto, Citibank, N.A., or Citibank, as collateral agent, and Virtus Group, LP, or Virtus, as collateral administrator, to, among other things, (i) permit borrowings in certain foreign currencies up to a specified sublimit, (ii) provide for a reinvestment period during which Juniata River is permitted to borrow, repay and re-borrow advances through October 11, 2019, (iii) provide for an unfunded fee in an amount equal to the product of the interest rate applicable to U.S. Dollar borrowings on any day multiplied by the unborrowed amount, if any, below 80% of the committed facility amount, or the Minimum Funding Amount, as of such day, (iv) provide for an unused fee of 0.75% per annum on the average daily unborrowed portion of the committed facility amount above the Minimum Funding Amount, and (v) replace both Citibank, in its role as collateral agent and securities intermediary, and Virtus, in its role as collateral administrator, with Wells Fargo Bank, National Association.
Cooper River Credit Facility
On March 29, 2019, Cooper River LLC, the Company’s wholly-owned special purpose financing subsidiary, entered into an amendment to the revolving credit facility originally entered into May 29, 2015 with Citibank, N.A., as administrative agent, and the financial institutions and other lenders from time to time party thereto, which extended the reinvestment period to June 30, 2019 and set the final maturity date at March 31, 2021.
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

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$34,470
Altus Power America Inc	140
Apex Group Limited	2,241
Apex Group Limited	5,809
Ascension Insurance Inc	13,800
Aspect Software Inc	865
Conservice LLC	5,919
CSafe Global	3,965
Eagle Family Foods Inc	4,087
Fairway Group Holdings Corp	453
JHC Acquisition LLC	35,269
Kodiak BP LLC	9,849
Lazard Global Compounders Fund	7,214
Lipari Foods LLC	25,220
North Haven Cadence Buyer Inc	2,625
North Haven Cadence Buyer Inc	292
Zeta Interactive Holdings Corp	6,571
Senior Secured Loans—Second Lien
Bellatrix Exploration Ltd	624
Total unfunded loans	$159,413
Unfunded equity commitments	$47

(1)
May be commitments to one or more entities affiliated with the named company.

As of March 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (deprecation) of  $(1,573). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of March 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and the year ended December 31, 2018:
	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.86	$8.73
Results of operations(2)
Net investment income	0.18	0.73
Net realized gain (loss) and unrealized appreciation (depreciation)	0.04	(0.85)
Net increase (decrease) in net assets resulting from operations	0.22	(0.12)
Stockholder distributions(3)
Distributions from net investment income	(0.19)	(0.75)
Net decrease in net assets resulting from stockholder distributions	(0.19)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.89	$7.86
Shares outstanding, end of period	326,339,625	326,445,320
Total return(6)	2.75%	(1.64)%
Total return (without assuming reinvestment of distributions)(6)	2.80%	(1.37)%
Ratio/Supplemental Data:
Net assets, end of period	$2,576,217	$2,567,409
Ratio of net investment income to average net assets(7)	9.07%	8.68%
Ratio of operating expenses and excise taxes to average net assets(7)	9.65%	8.12%
Ratio of net operating expenses and excise taxes to average net assets(7)	9.65%	7.99%
Portfolio turnover(8)	4.44%	43.12%
Total amount of senior securities outstanding, exclusive of treasury securities	$2,110,964	$1,890,254
Asset coverage per unit(9)	2.22	2.36

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

(6)
The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to

FS Investment Corporation II
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2019 are annualized. Annualized ratios for the three months ended March 31, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.74%	0.91%
Ratio of interest expense to average net assets	4.62%	3.78%
Ratio of excise taxes to average net assets	—	0.09%
(8)
Portfolio turnover for the three months ended March 31, 2019 is not annualized.

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

•
actual and potential conflicts of interest with the other funds advised by the Advisor, their respective current or future investment advisers or any of their affiliates.

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
Revenues
The principal measure of our financial performance is net increase in net assets resulting from operations, which includes net investment income, net realized gain or loss on investments, net realized gain or loss on foreign currency, net unrealized appreciation or depreciation on investments, and net unrealized appreciation or depreciation on foreign currency. Net investment income is the difference between our income from interest, dividends, fees and other investment income and our operating and other expenses. Net realized gain or loss on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost, including the respective realized gain or loss on foreign currency for those foreign denominated investment transactions. Net realized gain or loss on foreign currency is the portion of realized gain or loss attributable to foreign currency fluctuations. Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio, including the respective unrealized gain or loss on foreign currency for those foreign denominated investments. Net unrealized gain or loss on foreign currency is the net change in the value of receivables or accruals due to the impact of foreign currency fluctuations.
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
Portfolio Investment Activity for the Three Months Ended March 31, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Purchases	$453,599	$1,895,833
Sales and Repayments	(203,103)	(1,885,140)
Net Portfolio Activity	$250,496	$10,693

	For the Three Months Ended March 31, 2019		For the Year Ended December 31, 2018
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$350,512	78%	$1,448,861	76%
Senior Secured Loans—Second Lien	64,577	14%	197,852	11%
Other Senior Secured Debt	1,209	0%	103,808	6%
Subordinated Debt	33,178	7%	102,391	5%
Asset Based Finance	—	—	694	0%
Equity/Other	4,123	1%	42,227	2%
Total	$453,599	100%	$1,895,833	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,611,239	$3,519,120	76%	$3,382,158	$3,293,291	75%
Senior Secured Loans—Second Lien	471,912	389,559	8%	418,015	333,986	8%
Other Senior Secured Debt	182,012	172,800	4%	207,181	196,616	5%
Subordinated Debt	229,637	222,850	5%	242,792	221,858	5%
Asset Based Finance	41,277	45,268	1%	42,050	46,152	1%
Equity/Other	263,808	285,221	6%	268,409	267,377	6%
Total	$4,799,885	$4,634,818	100%	$4,560,605	$4,359,280	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2019 and December 31, 2018:
	March 31, 2019	December 31, 2018
Number of Portfolio Companies	154	160
% Variable Rate Debt Investments (based on fair value)(1)(2)	84.0%	81.4%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	10.4%	12.2%
% Other Income Producing Investments (based on fair value)(3)	1.0%	0.1%
% Non-Income Producing Investments (based on fair value)(2)	4.2%	5.2%
% of Investments on Non-Accrual (based on fair value)	0.4%	1.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.4%	10.5%

(1)
“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)
Does not include investments on non-accrual status.

(3)
“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.

(4)
The Weighted Average Annual Yield for Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly cash distribution amount of  $0.06283 per share as of March 31, 2019 and our distribution reinvestment price of  $8.05 per share, the annualized distribution rate to stockholders as of March 31, 2019 was 9.37%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the three months ended March 31, 2019, our total return was 2.75% and our total return without assuming reinvestment of distributions was 2.80%.
Based on our regular monthly cash distribution amount of  $0.06283 per share as of December 31, 2018 and our distribution reinvestment price of  $8.05 per share, the annualized distribution rate to stockholders as of December 31, 2018 was 9.37%. During the year ended December 31, 2018, our total was (1.64)% and our total return without assuming reinvestment of distributions was (1.37)% .
Our weighted average annual yield on accruing debt investments may be higher than a stockholder’s yield on an investment in shares of our common stock. Our weighted average annual yield on accruing debt investments does not reflect operating expenses that may be incurred by us, nor does it include all of our investments. In addition, our weighted average annual yield on accruing debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may have been incurred in connection with the sale of shares of our common stock. Our weighted average annual yield on accruing debt investments, total return and annualized distribution rate to stockholders do not represent actual investment returns to stockholders, are subject to change and, in the future, may be greater or less than the rates set forth above. See the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018 and our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements. See footnote 6 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculations of our total return.

Direct Originations
The following table presents certain selected information regarding our direct originations as of March 31, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	March 31, 2019	December 31, 2018
Number of Portfolio Companies	74	74
% of Investments on Non-Accrual (based on fair value)	2.4%	3.6%
Total Cost of Direct Originations	$3,928,473	$3,615,151
Total Fair Value of Direct Originations	$3,803,151	$3,497,141
% of Total Investments, at Fair Value	82.1%	80.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.5%	10.5%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

Portfolio Composition by Industry Classification
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2019 and December 31, 2018:
	March 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$3,062,579	66%	$2,817,253	65%
2	1,353,997	29%	1,377,931	32%
3	125,052	3%	95,013	2%
4	93,190	2%	69,083	1%
Total	$4,634,818	100%	$4,359,280	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues
Our investment income for the three months ended March 31, 2019 and 2018 was as follows:
	Three Months Ended March 31,
	2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$107,868	90%	$100,156	85%
Paid-in-kind interest income	4,956	4%	4,978	4%
Fee income	7,044	6%	5,074	4%
Dividend income	71	0%	7,494	7%
Total investment income(1)	$119,939	100%	$117,702	100%

(1)
For the three months ended March 31, 2019 and 2018, such revenues represent $112,669 and $111,382, respectively, of cash income earned as well as $7,270 and $6,320, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the higher invested balance during the quarter ended March 31, 2019, compared to the quarter ended March 31, 2018.
The decrease in dividend income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to a one-time dividend paid in respect of one of our investments during the three months ended March 31, 2018.

Expenses
Our operating expenses for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Management fees	$17,864	$25,234
Subordinated income incentive fees	11,131	5,575
Administrative services expenses	907	782
Stock transfer agent fees	705	495
Accounting and administrative fees	433	421
Interest expense	29,575	24,183
Directors’ fees	142	504
Expenses associated with our independent audit and related fees	73	126
Legal fees	113	34
Printing fees	343	53
Other	539	1,058
Total operating expenses	$61,825	$58,465
Management fee waiver	—	(3,154)
Net operating expenses	$61,825	$55,311

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2019 and 2018:
	Three Months Ended March 31,
	2019	2018
Ratio of operating expenses to average net assets	2.41%	2.06%
Ratio of management fee waiver to average net assets	—	(0.11)%
Ratio of net operating expenses to average net assets	2.41%	1.95%
Ratio of incentive fees and interest expense to average net assets(1)	1.59%	1.05%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.82%	0.90%

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
Net Investment Income
Our net investment income totaled $58,114 ($0.18 per share) and $62,391 ($0.19 per share) for the three months ended March 31, 2019 and 2018, respectively. The decrease in net investment income for the three months ended March 31, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Net realized gain (loss) on investments(1)	$(18,486)	$(19,294)
Net realized gain (loss) on foreign currency	3	(327)
Total net realized gain (loss)	$(18,483)	$(19,621)

(1)
We sold investments and received principal repayments, respectively, of  $114,730 and $88,373 during the three months ended March 31, 2019 and $55,669 and $245,401 during the three months ended March 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three months ended March 31, 2019 and 2018 were as follows:
	Three Months Ended March 31,
	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$36,258	$(88,612)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(3,996)	—
Net change in unrealized gain (loss) on foreign currency	(1,124)	410
Total net change in unrealized appreciation (depreciation)	$31,138	$(88,202)

During the three months ended March 31, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by increased valuations in a several of our equity investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2019 and 2018, the net increase in net assets resulting from operations was $70,769 ($0.22 per share) and $(45,432) ($(0.14) per share), respectively.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $110,995 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $339,036 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $159,413 and an unfunded commitment to purchase up to $47 shares of preferred stock. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	115,000	85,000	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	460,964(3)	189,036	August 9, 2023
Total			$2,110,964	$339,036

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $98,700 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

For additional information regarding our financing arrangements, see Note 9 to our unaudited consolidated financial statements included herein.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the three months ended March 31, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
Total	$0.1885	$61,153
Fiscal 2019
March 31, 2019	$0.1885	$61,114
Total	$0.1885	$61,114

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the three months ended March 31, 2019 and 2018.
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
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
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

Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2019, we recognized $6,105 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we earn such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we did not incur any interest or penalties.
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
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the three months ended March 31, 2018.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at March 31, 2019 is as follows:
	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	$500,000	—	—	—
Cooper River Credit Facility(3)	March 31, 2021	$115,000	—	$115,000	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$185,000	—	—	$185,000	—
Juniata River Credit Facility(2)	October 11, 2020	$850,000	—	$850,000	—	—
Senior Secured Revolving Credit Facility(5)	August 9, 2023	$460,964	—	—	$460,964	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At March 31, 2019, no amounts remained unused under the financing arrangement.

(3)
At March 31, 2019, $85,000 remained unused under the Cooper River credit facility.

(4)
At March 31, 2019, $65,000 remained unused under the Darby Creek credit facility.

(5)
At March 31, 2019, $189,036 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of  €1,500 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.12 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $98,700 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of March 31, 2019 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Recently Issued Accounting Standards
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements for Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 84.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 10.4% were debt investments paying fixed interest rates, while 1.0% were other income producing investments, 4.2% were of non-income producing investments and the remaining 0.4% consisting of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $360 million. The interest rate swaps have quarterly settlement payments.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(38,660)	$(21,110)	$(17,550)	(5.0)%
No change	—	—	—	—
Up 100 basis points	$39,372	$21,110	$18,262	5.2%
Up 300 basis points	$118,827	$63,329	$55,498	15.9%
Up 500 basis points	$198,337	$105,548	$92,789	26.6%

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
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

There have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our quarterly report on Form 10-Q for the quarter ended March 31, 2019.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2019, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	3,297,056	$8.05	3,297,056	(1)
February 1, 2018 through February 28, 2019	—	—	—	—
March 1, 2019 through March 31, 2019	—	—	—	—
Total	3,297,056	$8.50	3,297,056	(1)

(1)
The maximum number of shares available for repurchase on January 2, 2019 was 3,297,056. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.
Item 6.
Exhibits.

3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)

3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Investment Advisory and Administrative Services Agreement, dated as of February 8, 2012, by and between the Company and FSIC II Advisor, LLC. (Incorporated by reference to Exhibit (g)(1) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Investment Sub-Advisory Agreement, dated as of February 8, 2012, by and between FSIC II Advisor, LLC and GSO / Blackstone Debt Funds Management LLC. (Incorporated by reference to Exhibit (g)(2) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.4	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.5	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.6	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.7	Third Amendment, dated as of July 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.8	Fourth Amendment, dated as of September 10, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.9	Fifth Amendment, dated as of November 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Sixth Amendment to Amended and Restated Credit and Security Agreement andLender Fee Letter, dated as of March 29, 2019, between Cooper River LLC, as borrower, Citibank N.A., as administrative agent, the lenders party thereto, Citibank, N.A., acting through its agency & trust division, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019.)
10.10	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.11	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.12	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.13	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.14	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.15	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.16	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
10.17	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.18	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.19	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.20	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
10.21	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.22	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.23	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
10.24	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)