Form 10-Q
period 2019-06-30
FS Investment Corp II
filed 2019-08-14
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The issuer had 327,309,962 shares of common stock outstanding as of August 9, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$3,924,164 and $4,312,105, respectively)	$3,786,451	$4,131,877
Non-controlled/affiliated investments (amortized cost—$266,434 and $248,500, respectively)	254,258	227,403
Total investments, at fair value (amortized cost—$4,190,598 and $4,560,605, respectively)	4,040,709	4,359,280
Cash	257,702	148,172
Restricted cash	33,216	—
Foreign currency, at fair value (cost – $11,640 and $2,264, respectively)	11,683	2,286
Collateral held at broker for open interest rate swap contracts	13,000	—
Receivable for investments sold and repaid	5,948	4,025
Interest receivable	36,594	34,221
Deferred financing costs	7,284	6,000
Receivable on interest rate swaps	1,267	173
Prepaid expenses and other assets	292	97
Total assets	$4,407,695	$4,554,254
Liabilities
Payable for investments purchased	$34,650	$42,236
Credit facilities payable (net of deferred financing costs of $2,203 and $3,122, respectively)(1)	1,746,553	1,887,132
Stockholder distributions payable	12,101	11,688
Management fees payable	16,982	17,256
Subordinated income incentive fees payable(2)	8,736	5,796
Administrative services expense payable	665	365
Interest payable	14,843	16,480
Directors’ fees payable	107	243
Interest rate swap income payable	1,289	174
Unrealized depreciation on interest rate swaps	12,396	1,743
Other accrued expenses and liabilities	1,709	3,732
Total liabilities	1,850,031	1,986,845
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 326,267,116 and 326,445,320 shares issued and outstanding, respectively	326	326
Capital in excess of par value	2,989,461	2,990,996
Retained earnings (accumulated deficit)(4)	(432,123)	(423,913)
Total stockholders’ equity	2,557,664	2,567,409
Total liabilities and stockholders’ equity	$4,407,695	$4,554,254
Net asset value per share of common stock at period end	$7.84	$7.86

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$95,971	$94,377	$198,572	$189,534
Paid-in-kind interest income	2,332	1,755	4,213	3,976
Fee income	6,182	4,509	13,226	8,460
Dividend income	—	—	71	7,494
From non-controlled/affiliated investments:
Interest income	5,319	6,003	10,586	11,002
Paid-in-kind interest income	2,036	1,458	5,111	4,215
Fee income	43	—	43	1,123
Total investment income	111,883	108,102	231,822	225,804
Operating expenses
Management fees(1)	16,982	18,938	34,846	44,172
Subordinated income incentive fees(2)	8,736	1,480	19,867	7,055
Administrative services expenses	647	790	1,554	1,572
Stock transfer agent fees	501	501	1,206	996
Accounting and administrative fees	311	411	744	832
Interest expense(3)	25,503	26,851	55,078	51,034
Directors’ fees	75	295	217	799
Other general and administrative expenses	1,020	1,051	2,088	2,322
Operating expenses	53,775	50,317	115,600	108,782
Management fee waiver(1)	—	(278)	—	(3,432)
Net expenses	53,775	50,039	115,600	105,350
Net investment income	58,108	58,063	116,222	120,454
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(21,960)	15,694	(40,625)	(3,600)
Non-controlled/affiliated investments	3	(25,709)	182	(25,709)
Net realized gain (loss) on foreign currency	112	(339)	115	(666)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	5,858	24,288	42,515	(59,602)
Non-controlled/affiliated investments	9,320	(41,610)	8,921	(46,332)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(6,657)	—	(10,653)	—
Net change in unrealized gain (loss) on foreign currency	(1,541)	367	(2,665)	777
Total net realized and unrealized gain (loss) on investments	(14,865)	(27,309)	(2,210)	(135,132)
Net increase (decrease) in net assets resulting from operations	$43,243	$30,754	$114,012	$(14,678)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.13	$0.09	$0.35	$(0.05)
Weighted average shares outstanding	324,242,365	324,462,550	324,275,540	324,688,459

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

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations
Net investment income	$58,108	$58,063	$116,222	$120,454
Net realized gain (loss) on investments and foreign currency	(21,845)	(10,354)	(40,328)	(29,975)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	8,521	(17,322)	40,783	(105,934)
Net change in unrealized gain (loss) on foreign currency	(1,541)	367	(2,665)	777
Net increase (decrease) in net assets resulting from operations	43,243	30,754	114,012	(14,678)
Stockholder distributions(2)
Distributions to stockholders	(61,108)	(61,146)	(122,222)	(122,299)
Net decrease in net assets resulting from stockholder distributions	(61,108)	(61,146)	(122,222)	(122,299)
Capital share transactions(3)
Reinvestment of stockholder distributions	25,004	28,022	50,698	56,981
Repurchases of common stock	(25,692)	(28,960)	(52,233)	(58,953)
Net increase (decrease) in net assets resulting from capital share transactions	(688)	(938)	(1,535)	(1,972)
Total increase (decrease) in net assets	(18,553)	(31,330)	(9,745)	(138,949)
Net assets at beginning of period	2,576,217	2,745,402	2,567,409	2,853,021
Net assets at end of period	$2,557,664	$2,714,072	$2,557,664	$2,714,072

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$114,012	$(14,678)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(729,410)	(540,847)
Paid-in-kind interest	(9,324)	(8,191)
Proceeds from sales and repayments of investments	1,072,656	733,671
Net realized (gain) loss on investments	40,443	29,309
Net change in unrealized (appreciation) depreciation on investments	(51,436)	105,934
Net change in unrealized (appreciation) depreciation on interest rate swaps	10,653	—
Accretion of discount	(4,358)	(2,906)
Amortization of deferred financing costs and discount	2,009	2,298
Unrealized (gain) loss on borrowings in foreign currency	2,685	(287)
(Increase) decrease in receivable for investments sold and repaid	(1,923)	(26,765)
(Increase) decrease in interest receivable	(2,373)	(4,515)
(Increase) decrease in receivable on interest rate swaps	(1,094)	—
(Increase) decrease in prepaid expenses and other assets	(195)	669
Increase (decrease) in payable for investments purchased	(7,586)	33,077
Increase (decrease) in management fees payable	(274)	(3,935)
Increase (decrease) in subordinated income incentive fees payable	2,940	(17,649)
Increase (decrease) in administrative services expense payable	300	362
Increase (decrease) in interest payable	(1,637)	2,928
Increase (decrease) in directors’ fees payable	(136)	14
Increase (decrease) in interest rate swap income payable	1,115	—
Increase (decrease) in other accrued expenses and liabilities	(2,023)	(2,122)
Net cash provided by (used in) operating activities	435,044	286,367
Cash flows from financing activities
Repurchases of common stock	(52,233)	(58,953)
Stockholder distributions	(71,111)	(64,758)
Borrowings under credit facilities(1)	508,948	2,970
Repayments of credit facilities(1)	(653,131)	(214,626)
Deferred financing costs paid	(2,374)	(6)
Net cash provided by financing activities	(269,901)	(335,373)
Total increase (decrease) in cash	165,143	(49,006)
Cash, restricted cash and foreign currency at beginning of period	150,458	460,409
Cash, restricted cash and foreign currency at end of period(2)	$315,601	$411,403
Supplemental disclosure
Non-cash purchase of investments	$(21,482)	$(60,000)
Non-cash sale of investments	$21,482	$60,000
Distributions reinvested	$50,698	$56,981
Local and excise taxes paid	$2,098	$2,574

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2019 and 2018, the Company paid $54,706 and $45,808 respectively, in interest expense on the credit facilities.

(2)
As of June 30, 2019, balance includes cash and foreign currency of  $282,385 and restricted cash of  $33,216. Restricted cash is cash set aside in escrow for the funding of an investment.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—112.0%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	10.5%		11/18/23	$37,729	$37,729	$37,681
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	10.5%		11/18/23	36,271	36,271	36,225
Abaco Energy Technologies LLC	(h)(i)(s)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	23,720	23,361	23,513
ABB CONCISE Optical Group LLC	(s)	Retailing	L+500	1.0%	6/15/23	2,754	2,763	2,610
Accuride Corp	(s)	Capital Goods	L+525	1.0%	11/17/23	537	519	475
Acosta Holdco Inc	(h)(s)	Commercial & Professional Services	L+325	1.0%	9/26/21	6,609	5,355	2,450
Advanced Lighting Technologies Inc	(t)	Materials	L+750	1.0%	10/4/22	9,079	8,005	8,898
Advantage Sales & Marketing Inc	(i)(s)	Commercial & Professional Services	L+325	1.0%	7/23/21	15,290	14,715	14,033
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	111,623	111,622	112,739
Altus Power America Inc	(i)	Energy	L+750	1.5%	9/30/21	3,547	3,547	3,387
Altus Power America Inc	(n)	Energy	L+750	1.5%	9/30/21	203	203	194
American Tire Distributors Inc	(s)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	634	597	631
American Tire Distributors Inc	(s)	Automobiles & Components	L+750	1.0%	9/2/24	4,011	3,503	3,770
Ammeraal Beltech Holding BV	(m)(s)	Capital Goods	E+375		7/30/25	€1,491	1,725	1,700
Apex Group Limited	(m)(n)	Diversified Financials	L+650		6/15/23	$2,302	2,245	2,302
Apex Group Limited	(m)	Diversified Financials	L+700	1.0%	6/15/25	£22,310	28,335	28,337
Apex Group Limited	(i)(m)	Diversified Financials	L+700	1.0%	6/15/25	$34,939	34,702	34,939
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+700	1.3%	6/15/25	15,486	15,211	15,486
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23	865	865	865
Aspect Software Inc	(h)	Software & Services	L+500	1.0%	1/15/24	5,642	5,018	4,993
ATX Networks Corp	(f)(m)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	26,301	25,940	24,920
AVF Parent LLC	(h)(i)	Retailing	L+725	1.3%	3/1/24	73,500	73,500	58,110
Belk Inc	(s)	Retailing	L+475	1.0%	12/12/22	22,482	19,902	18,239
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	52,500	52,500	47,677
Brand Energy & Infrastructure Services Inc	(s)	Capital Goods	L+425	1.0%	6/21/24	2,322	2,281	2,249
Caprock Midstream LLC	(s)	Energy	L+475		11/3/25	6,046	5,923	5,769
CEPSA Holdco (Matador Bidco)	(j)(m)(s)	Energy	L+475		6/19/26	1,877	1,858	1,886
CHS/Community Health Systems, Inc.	(m)(s)	Health Care Equipment & Services	8.0%		3/15/26	6,585	6,394	6,345
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	7,500	7,500	7,500
Conservice LLC	(h)	Consumer Services	L+525		11/30/24	32,505	32,204	32,707
Conservice LLC	(n)	Consumer Services	L+525		11/30/24	5,275	5,243	5,291
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Constellis Holdings LLC/Constellis Finance Corp	(h)	Capital Goods	L+625	1.0%	4/15/22	$47,088	$46,474	$43,575
CSafe Global	(n)	Capital Goods	L+650	1.0%	11/1/21	6,261	6,261	6,229
CSafe Global	(n)	Capital Goods	L+650	1.0%	10/31/23	12,522	12,522	12,522
CSafe Global	(f)(g)(h)	Capital Goods	L+650	1.0%	10/31/23	59,597	59,597	59,597
CSM Bakery Products	(i)(s)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,217	5,110	4,985
Dayton Superior Corp	(i)(s)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,508	3,465	1,894
Diamond Resorts International Inc	(i)(s)	Consumer Services	L+375	1.0%	9/2/23	14,015	13,751	13,283
Distribution International Inc	(s)	Retailing	L+575	1.0%	12/15/21	3,389	3,260	3,254
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1,009	1,000	970
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	3,117	3,089	2,999
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,231	26,965	26,200
Eagleclaw Midstream Ventures LLC	(i)(s)	Energy	L+425	1.0%	6/24/24	11,397	10,900	10,852
EIF Van Hook Holdings LLC	(i)(s)	Energy	L+525		9/5/24	7,239	7,107	7,000
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+650	1.0%	11/17/22	87,750	87,750	87,324
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	452	450	452
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	227	227	227
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)	1.0%	8/28/23	1,130	1,117	1,130
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	2,064	1,733	160
Fairway Group Holdings Corp		Food & Staples Retailing	12.0% PIK (12.0% Max PIK)	1.0%	11/27/23	3,261	3,261	3,062
Foresight Energy LLC	(h)(m)(s)	Materials	L+575	1.0%	3/28/22	10,319	10,307	8,500
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	50,672	50,672	47,528
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22	188	188	184
FullBeauty Brands Holdings Corp	(s)	Retailing	L+900	1.0%	2/7/24	1,097	1,071	1,042
Gulf Finance LLC	(i)(s)	Energy	L+525	1.0%	8/25/23	4,664	4,571	3,834
HM Dunn Co Inc	(h)(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	46,386	38,571	12,524
HM Dunn Co Inc	(t)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	2,190	2,190	2,190
HM Dunn Co Inc	(n)(t)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	2,143	2,143	2,143
Hudson Technologies Co	(m)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	50,460	50,065	34,628
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,460	35,460	34,957
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,089	11,089	12,031
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,778	2,815
JC Penney Corp Inc	(m)(s)	Retailing	L+425	1.0%	6/23/23	1,188	1,139	1,038
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jo-Ann Stores Inc	(i)(s)	Retailing	L+500	1.0%	10/20/23	$4,890	$4,882	$4,442
Jostens Inc	(s)	Consumer Services	L+550		12/19/25	3,499	3,401	3,464
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,890	72,384	75,076
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	112,680	112,680	111,553
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	7,344	7,344	7,270
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	39,843	39,843	38,997
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	5,157	5,157	5,047
LD Intermediate Holdings Inc	(i)(s)	Software & Services	L+588	1.0%	12/9/22	15,725	14,791	15,646
Lenovo Group Ltd	(m)	Technology Hardware & Equipment	9.56%		6/30/22	15,881	15,881	15,881
Lenovo Group Ltd	(m)	Technology Hardware & Equipment	9.56%		6/30/22	€7,557	8,593	8,596
Lipari Foods LLC	(h)(i)	Food & Staples Retailing	L+588	1.0%	1/4/25	$121,878	120,944	121,637
Lipari Foods LLC	(n)	Food & Staples Retailing	L+588	1.0%	1/4/25	25,220	25,220	25,170
MB Precision Holdings LLC	(g)(t)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,403	20,923	21,403
Mitel US Holdings Inc	(i)(s)	Technology Hardware & Equipment	L+450		11/30/25	119	119	114
Monitronics International Inc	(j)(s)	Commercial & Professional Services	L+550	1.0%	9/30/22	17,954	17,324	17,152
Multi-Color Corp	(j)(m)(s)	Commercial & Professional Services	6.8%		7/15/26	4,007	4,007	4,059
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,837	10,868
NaviHealth Inc.	(i)(s)	Health Care Equipment & Services	L+500		8/1/25	15,035	14,402	14,960
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+650	1.0%	9/2/22	24,899	24,899	24,775
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/22	292	292	290
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+795	1.0%	9/2/22	51,188	51,188	50,932
One Call Care Management Inc	(j)(s)	Insurance	L+400	1.0%	11/27/20	253	223	219
One Call Care Management Inc	(j)(s)	Insurance	L+525	1.0%	11/27/22	5,806	4,908	4,742
P2 Energy Solutions, Inc.	(s)	Software & Services	L+400	1.0%	10/30/20	74	73	73
PAE Holding Corp	(s)	Capital Goods	L+550	1.0%	10/20/22	9	9	9
Peak 10 Holding Corp	(g)(s)	Telecommunication Services	L+350		8/1/24	11,012	10,287	10,145
PF Chang’s China Bistro Inc	(s)	Consumer Services	L+650		3/1/26	5,803	5,747	5,609
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	66,535	66,535	67,283
Power Distribution Inc	(f)	Capital Goods	L+725	1.3%	1/25/23	42,063	42,063	41,117
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24		$207,992	$207,992	$202,793
Propulsion Acquisition LLC	(f)(h)(i)(s)	Capital Goods	L+600	1.0%	7/13/21		52,322	51,228	51,798
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+823	1.0%	11/25/21		41,312	41,276	41,312
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+824	1.0%	11/25/21		14,713	14,713	14,713
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		59,862	59,373	59,017
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		6,924	6,923	6,373
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		745	745	713
Safariland LLC	(g)(h)	Capital Goods	L+775	1.1%	11/18/23		69,053	69,053	66,119
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	36,422	26,804	27,533
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$26,227	25,913	25,954
Sequa Corp	(i)(j)(s)	Materials	L+500	1.0%	11/28/21		18,863	18,636	18,493
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,168	12,168	12,289
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	70,700
Sequential Brands Group Inc.	(g)	Consumer Durables & Apparel	L+875		2/7/24		117,336	115,490	116,309
SI Group Inc	(s)	Materials	L+475		10/15/25		2,908	2,806	2,875
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+550		8/4/25		2,742	2,705	2,668
Smart & Final Stores LLC	(m)(s)	Food & Staples Retailing	L+675		6/20/25		17,789	16,013	16,521
Smart Foodservice	(m)(s)	Food & Staples Retailing	L+475		6/20/26		2,528	2,503	2,537
Sorenson Communications LLC	(i)(s)	Telecommunication Services	L+650		4/29/24		55,946	53,768	56,156
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	51,070	39,517	39,767
Sungard Availability Services Capital Inc		Software & Services	L+750	1.0%	2/3/22		$734	712	760
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		734	712	760
Sutherland Global Services Inc	(h)(i)(m)(s)	Software & Services	L+538	1.0%	4/23/21		12,956	12,522	12,853
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,650	19,650	19,650
Tangoe LLC	(h)	Software & Services	L+650	1.0%	11/28/25		51,764	51,279	51,402
Team Health Inc	(s)	Health Care Equipment & Services	L+275	1.0%	2/6/24		77	71	69
Torrid Inc	(g)	Retailing	L+675	1.0%	12/14/24		20,060	19,837	19,835
Trace3 Inc	(f)(g)(h)(i)	Software & Services	L+675	1.0%	8/3/24		160,775	160,775	159,168
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vertiv Group Corp	(j)(s)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	$10,975	$10,519	$10,454
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25	79,490	78,926	79,097
Vivint Inc	(i)(s)	Commercial & Professional Services	L+500		4/1/24	18,490	18,446	17,704
Warren Resources Inc	(t)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	14,734	14,734	14,734
York Risk Services Group Inc	(j)(s)	Insurance	L+375	1.0%	10/1/21	8,182	7,819	7,758
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22	40,398	40,398	40,802
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22	3,286	3,286	3,319
Total Senior Secured Loans—First Lien							3,058,712	2,977,209
Unfunded Loan Commitments							(113,705)	(113,705)
Net Senior Secured Loans—First Lien							2,945,007	2,863,504
Senior Secured Loans—Second Lien—14.5%
Access CIG LLC	(s)	Software & Services	L+775		2/27/26	1,326	1,341	1,321
Advantage Sales & Marketing Inc	(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,065	1,825
American Bath Group LLC	(i)(s)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,623	7,000
Ammeraal Beltech Holding BV	(h)(m)	Capital Goods	L+800		7/27/26	52,309	51,337	51,053
Arena Energy LP	(f)(h)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	1/24/21	26,390	26,390	26,389
athenahealth Inc	(h)	Health Care Equipment & Services	L+850		2/11/27	65,229	64,605	65,737
Bellatrix Exploration Ltd	(m)	Energy	8.5%		9/11/23	6,372	5,981	5,778
Byrider Finance LLC		Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,769	29,769	29,508
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,735
Crossmark Holdings Inc	(i)(k)(l)(s)	Media	L+750	1.3%	12/21/20	7,778	7,786	58
Emerald Performance Materials LLC	(j)(s)	Materials	L+775	1.0%	8/1/22	230	227	226
Excelitas Technologies Corp	(s)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	3,101	3,120	3,111
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1,843	1,520	—
Gruden Acquisition Inc	(h)(s)	Transportation	L+850	1.0%	8/18/23	15,000	14,552	14,925
LBM Borrower LLC	(f)(h)(i)(s)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,109	28,746
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	12,866	12,763	11,134
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25	2,615	2,585	2,458
P2 Energy Solutions, Inc.	(i)(s)	Software & Services	L+800	1.0%	4/30/21	14,500	14,593	14,246
Paradigm Acquisition Corp	(s)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,591
Peak 10 Holding Corp	(i)(s)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,640	4,902
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,380	44,170
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	$17,990	$17,824	$17,718
Sequa Corp	(i)(s)	Materials	L+900	1.0%	4/28/22	7,462	7,422	7,163
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+950		8/3/26	2,494	2,319	2,170
SMG/PA	(s)	Consumer Services	L+700		1/23/26	3,641	3,670	3,692
Sorenson Communications LLC	(h)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	5,489	5,317	5,489
Titan Energy LLC	(h)(k)(l)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	91,946	67,595	670
WireCo WorldGroup Inc	(s)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,174	5,115
Total Senior Secured Loans—Second Lien							453,302	371,930
Other Senior Secured Debt—8.3%
Advanced Lighting Technologies Inc	(k)(l)(t)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	13,112	10,663	164
Akzo Nobel Specialty Chemicals	(m)(s)	Materials	8.0%		10/1/26	6,305	6,283	6,510
Artesyn Embedded Technologies Inc	(s)	Technology Hardware & Equipment	9.8%		10/15/20	2,238	2,168	2,277
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,313
Enterprise Development Authority/The	(s)	Consumer Services	12.0%		7/15/24	3,356	3,489	3,658
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,347	45,618
Frontier Communications Corp	(m)(s)	Telecommunication Services	8.5%		4/1/26	10,722	10,385	10,427
Genesys Telecommunications Laboratories Inc	(s)	Technology Hardware & Equipment	10.0%		11/30/24	144	158	157
JC Penney Corp Inc	(m)(s)	Retailing	5.7%		6/1/20	126	118	114
JW Aluminum Co	(h)(s)(t)	Materials	10.3%		6/1/26	33,001	33,001	34,816
Lycra	(g)(m)(s)	Consumer Durables & Apparel	7.5%		5/1/25	6,732	6,732	6,421
Mood Media Corp	(h)(t)	Media	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	40,563	39,429	40,563
MultiPlan Inc	(s)	Health Care Equipment & Services	7.1%		6/1/24	6,952	7,004	6,554
Numericable-SFR	(m)(s)	Software & Services	8.1%		2/1/27	917	917	965
PAREXEL International Corp	(s)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	72	70	67
Pattonair Holdings Ltd	(j)(m)(s)	Capital Goods	9.0%		11/1/22	6,767	6,959	6,970
Ply Gem Holdings Inc	(s)	Capital Goods	8.0%		4/15/26	7,807	7,470	7,631
Sungard Availability Services Capital Inc	(f)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	3,297	3,297	3,297
Sunnova Energy Corp		Energy	9.5%		3/30/21	1,157	1,182	1,185
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,675
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Vivint Inc	(g)(h)(s)	Commercial & Professional Services	7.9%		12/1/22	$11,307	$11,102	$10,897
Vivint Inc	(h)(s)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,758	5,920
Total Other Senior Secured Debt							218,865	211,199
Subordinated Debt—8.5%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	206	206	206
Ascent Resources Utica Holdings LLC/ARU Finance Corp	(h)(i)(s)	Energy	10.0%		4/1/22	26,026	26,026	27,682
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)			32,614	32,614	33,032
Avantor Inc	(i)(s)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20,000	20,000	22,350
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1,765	1,765	1,765
CEC Entertainment Inc	(s)	Consumer Services	8.0%		2/15/22	3,728	3,682	3,770
ClubCorp Club Operations Inc	(h)(s)	Consumer Services	8.5%		9/15/25	10,733	10,381	10,009
Diamond Resorts International Inc	(s)	Consumer Services	10.8%		9/1/24	3,048	3,181	3,018
Eclipse Resources Corp	(m)(s)	Energy	8.9%		7/15/23	8,175	8,073	6,928
GFL Environmental Inc	(m)(s)	Commercial & Professional Services	8.5%		5/1/27	8,827	9,076	9,522
Hub International Ltd	(s)	Insurance	7.0%		5/1/26	3,518	3,469	3,575
Intelsat Jackson Holdings SA	(m)(s)	Media	5.5%		8/1/23	5,752	5,231	5,277
Ken Garff Automotive LLC	(s)	Retailing	7.5%		8/15/23	6,004	6,050	6,244
LifePoint Hospitals Inc	(s)	Health Care Equipment & Services	9.8%		12/1/26	9,259	9,287	9,722
Logan’s Roadhouse Inc	(l)	Consumer Services			11/1/24	4,907	4,861	4,907
Plastipak Holdings Inc	(s)	Materials	6.3%		10/15/25	974	911	886
Quorum Health Corp	(s)	Health Care Equipment & Services	11.6%		4/15/23	2,396	2,384	2,097
SRS Distribution Inc	(h)(s)	Capital Goods	8.3%		7/1/26	11,667	11,486	11,375
Stars Group Holdings BV	(m)(s)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,524
Team Health Inc	(s)	Health Care Equipment & Services	6.4%		2/1/25	6,901	6,017	5,314
Vertiv Group Corp	(h)(s)	Technology Hardware & Equipment	9.3%		10/15/24	16,553	16,390	15,932
Vivint Inc	(h)(s)	Commercial & Professional Services	8.8%		12/1/20	5,813	5,666	5,537
York Risk Services Group Inc	(h)(i)(s)	Insurance	8.5%		10/1/22	33,473	31,517	27,699
Total Subordinated Debt							219,711	218,371

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—3.7%
Abacus JV, Private Equity	(m)	Insurance				8,497,569	$8,498	$8,498
Altavair NewCo, Private Equity	(l)(m)	Capital Goods				3,429,458	3,429	3,608
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1,108	1,097
Australis Maritime, Private Equity	(l)(m)	Transportation				5,448,630	5,449	5,449
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Commercial & Professional Services	7.4%		7/15/25	$23,263	8,901	11,549
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				7,806,703	7,807	781
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,062	1,017	1,056
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,748	6,463	6,714
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,395	1,336	1,387
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,313	1,257	1,306
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$7,926	7,591	7,886
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$1,765	1,690	1,756
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$182	175	181
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,403	1,343	1,396
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$679	650	675
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$151	145	151
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$2,511	2,405	2,499
Home Partners JV, Common Stock	(l)(m)	Real Estate				6,514,831	6,515	6,515
Home Partners JV, Private Equity	(l)(m)(s)	Real Estate				351,531	352	94
Home Partners JV, Structured Mezzanine	(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$13,030	13,030	13,030
Home Partners JV, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$13,030	13,030	13,030
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	15.4%		1/25/27	$12,140	7,389	7,649
Pretium Partners LLC, Structured Mezzanine	(m)	Real Estate	9.5%		5/29/25	$11,292	11,292	11,292
Total Asset Based Finance							110,872	107,599
Unfunded Commitments							(13,030)	(13,030)
Net Asset Based Finance							97,842	94,569
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.0%
Abaco Energy Technologies LLC, Common Stock	(l)	Energy				3,055,556	$3,055	$1,270
Abaco Energy Technologies LLC, Preferred Stock	(l)	Energy				12,734,481	637	6,686
Advanced Lighting Technologies Inc, Common Stock	(l)(t)	Materials				219,154	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(t)	Materials			10/4/27	50,782	39	—
All Systems Holding LLC, Common Stock	(l)	Commercial & Professional Services				1,240,204	1,201	1,704
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Common Stock	(l)(o)	Energy				13,556	12,900	4,284
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Trade Claim	(o)	Energy				115,178,571	25,800	36,396
ASG Technologies, Common Stock	(l)(t)	Software & Services				625,178	13,475	36,285
ASG Technologies, Warrant	(l)(t)	Software & Services			6/27/22	253,704	7,231	9,207
Aspect Software Inc, Common Stock	(h)(l)	Software & Services				304,599	493	484
Aspect Software Inc, Warrant	(h)(l)	Software & Services			1/15/24	304,120	—	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	67
Bellatrix Exploration Ltd	(l)(m)	Energy			9/11/23	127,489	—	22
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Catalina Marketing Corp, Common Stock	(l)	Media				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	35
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	176
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,025
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	772
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,699
Envigo Laboratories Inc, Series A Warrant	(h)(l)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(h)(l)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(l)(p)	Energy				13,000	13,000	3,001
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	568
FourPoint Energy LLC, Common Stock, Class E—II Units	(l)(p)	Energy				29,730	7,432	6,864
FourPoint Energy LLC, Common Stock, Class E—III Units	(l)(p)	Energy				43,875	10,969	10,130
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	1,332
FullBeauty Brands Holdings Corp, Common Stock	(l)	Retailing				5,583	26	58
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	2,660
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(t)	Capital Goods				12,857	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(t)	Capital Goods				12,857	—	—
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	1,449	1,739
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				27	—	404
JW Aluminum Co, Common Stock	(e)(i)(l)(t)	Materials				548	—	—
JW Aluminum Co, Preferred Stock	(e)(i)(t)	Materials	12.5%PIK		2/15/28	4,869	35,851	58,872
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
MB Precision Holdings LLC, Class A—2 Units	(g)(h)(l)(p)(t)	Capital Goods				6,655,178	$2,288	$—
MB Precision Holdings LLC, Preferred Stock	(g)(l)(t)	Capital Goods				41,778,909	8,774	2,430
Mood Media Corp, Common Stock	(l)(t)	Media				17,400,835	12,644	6,125
North Haven Cadence Buyer Inc, Common Stock	(l)	Consumer Services				2,916,667	2,917	5,614
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,912,147	2,495	888
Professional Plumbing Group Inc, Common Stock	(e)(l)	Materials				3,000,000	3,000	6,915
Ridgeback Resources Inc, Common Stock	(e)(l)(m)	Energy				817,308	5,022	4,433
Sequential Brands Group Inc., Common Stock	(e)(l)(s)	Consumer Durables & Apparel				408,685	5,517	225
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	34,671
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,545
Sungard Availability Services Capital Inc	(f)(l)	Software & Services				57,588	4,025	4,025
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746	1,444	1,568
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229	374	444
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,010	638
Templar Energy LLC, Common Stock	(e)(l)(p)(s)	Energy				717,718	6,101	718
Templar Energy LLC, Preferred Stock	(e)(l)(s)	Energy				475,758	4,751	—
Titan Energy LLC, Common Stock	(e)(l)(s)	Energy				200,039	6,322	8
Trace3 Inc, Common Stock	(l)	Software & Services				33,216	332	977
Warren Resources Inc, Common Stock	(l)(t)	Energy				2,371,337	11,145	6,047
White Star Petroleum LLC, Common Stock	(l)(p)	Energy				1,613,753	1,372	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(l)	Software & Services				620,025	4,929	6,784
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	4,929	6,112
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	229
Total Equity/Other							255,871	281,136
TOTAL INVESTMENTS—158.0%							$4,190,598	4,040,709
LIABILITIES IN EXCESS OF OTHER ASSETS—(58.0%)								(1,483,045)
NET ASSETS—100.0%								$2,557,664

A summary of outstanding financial instruments as of June 30, 2019 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(3,881)	$(3,881)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(2,162)	(2,162)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(4,055)	(4,055)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,298)	(2,298)
					$—	$(12,396)	$(12,396)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.32%, the Euro Interbank Offered Rate, or EURIBOR, was (0.35)%, Candian Dollar Offer Rate, or CDOR was 1.97%, and the U.S. Prime Lending Rate, or Prime, was 5.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(j)
Position or portion thereof unsettled as of June 30, 2019.

(k)
Security was on non-accrual status as of June 30, 2019.

(l)
Security is non-income producing.

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, 87.5% of the Company’s total assets represented qualifying assets.

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

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2019
(in thousands, except share amounts)

(t)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$9,125	$112	$(46)	$6	$(299)	$8,898	$467	$—	$—
HM Dunn Co Inc	7,022	—	—	—	5,502	12,524	—	—	—
HM Dunn Co Inc (4)	—	2,190	—	—	—	2,190	—	47	43
MB Precision Holdings LLC	21,339	967	(584)	176	(495)	21,403	1,295	239	—
Warren Resources Inc	14,652	82	—	—	—	14,734	873	82	—
Senior Secured Loans—Second Lien							—	—	—
JW Aluminum Co	—	—	—	—	—	—	—	—	—
Other Senior Secured Debt							—	—	—
Advanced Lighting Technologies Inc	3,630	—	—	—	(3,466)	164	—	—	—
JW Aluminum Co	32,919	—	—	—	1,897	34,816	1,691	—	—
Mood Media Corp	28,478	11,046	—	—	1,039	40,563	2,600	1,139	—
Equity/Other							—	—	—
Advanced Lighting Technologies Inc, Common Equity	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Equity	31,743	—	—	—	4,542	36,285	—	—	—
ASG Technologies, Warrants	7,364	—	—	—	1,843	9,207	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43,890	3,811	—	—	11,171	58,872	3,660	3,604	—
MB Precision Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5,826	174	—	—	(3,570)	2,430	—	—	—
Mood Media Corp, Common Stock	15,842	—	—	—	(9,717)	6,125	—	—	—
Warren Resources Inc, Common Stock	5,573	—	—	—	474	6,047	—	—	—
Total	$227,403	$18,382	$(630)	$182	$8,921	$254,258	$10,586	$5,111	$43

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
As of June 30, 2019
(in thousands, except share amounts)

(2)
Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3)
Interest, PIK and fee income presented for the six months ended June 30, 2019.

(4)
Security includes a partially unfunded commitment as of June 30, 2019 with an amortized cost of  $2,143 and a fair value of  $2,143.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	$7,500	$7,500	$7,500
Constellis Holdings LLC/Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	47,325	46,621	46,615
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	626	626	632
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	5,635	5,635	5,691
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,605	53,605	54,141
CSM Bakery Products	(i)(t)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,217	5,071	4,845
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135,734	135,734	133,019
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,312	17,312	16,620
Dayton Superior Corp	(i)(t)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,790	11,585	9,874
Diamond Resorts International Inc	(i)(t)	Consumer Services	L+375	1.0%	9/2/23	14,085	13,795	13,170
Distribution International Inc	(t)	Retailing	L+500	1.0%	12/15/21	3,398	3,247	3,024
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,084	3,516
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,368	27,082	26,950
Eagleclaw Midstream Ventures LLC	(i)(j)(t)	Energy	L+425	1.0%	6/24/24	11,455	10,917	10,747
EIF Van Hook Holdings LLC	(i)(t)	Energy	L+525		9/5/24	7,378	7,234	7,184
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	88,200	88,200	88,361
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	1,964	1,733	258
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	3,072	3,072	2,984
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	212	210	212
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	455	455	455
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,070	1,055	1,070
Foresight Energy LLC	(h)(m)(t)	Materials	L+575	1.0%	3/28/22	10,591	10,575	10,423
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	5,051	5,051	4,989
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,253	47,253	46,671
FullBeauty Brands Holdings Corp	(k)(l)(t)	Retailing	L+475	1.0%	10/14/22	4,910	4,574	1,495
Gulf Finance LLC	(i)(t)	Energy	L+525	1.0%	8/25/23	4,687	4,585	3,615
HM Dunn Co Inc	(h)(k)(l)(u)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	43,885	38,571	7,022
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,717	50,286	36,262
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,640	35,640	34,656
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	118,098
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,522	11,522	11,522
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,775	2,803
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JC Penney Corp Inc	(m)(t)	Retailing	L+425	1.0%	6/23/23	$1,205	$1,149	$1,034
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	121,947	121,947	121,947
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,268	35,269
Jo-Ann Stores Inc	(i)(t)	Retailing	L+500	1.0%	10/20/23	5,013	5,004	4,794
Jostens Inc	(j)(t)	Consumer Services	L+550		12/19/25	3,663	3,552	3,574
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,696	72,140	74,877
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,681	110,681	108,329
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9,849	9,849	9,639
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	38,356	38,356	38,644
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	6,644	6,644	6,694
LD Intermediate Holdings Inc	(i)(t)	Software & Services	L+588	1.0%	12/9/22	16,150	15,058	14,656
MB Precision Holdings LLC	(g)(h)(k)(l)(u)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,339	20,364	21,339
Mitel US Holdings Inc	(i)(t)	Technology Hardware & Equipment	L+450		11/30/25	4,559	4,548	4,431
Monitronics International Inc	(j)(m)(t)	Commercial & Professional Services	L+550	1.0%	9/30/22	3,838	3,702	3,442
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,824	10,842
NaviHealth Inc.	(i)(j)(t)	Health Care Equipment & Services	L+500		8/1/25	15,111	14,437	14,318
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/24	14,762	14,762	14,614
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24	51,187	51,187	50,676
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24	10,500	10,500	10,395
P2 Energy Solutions, Inc.	(t)	Energy	L+400	1.3%	10/30/20	74	73	71
PAE Holding Corp	(j)(t)	Capital Goods	L+550	1.0%	10/20/22	9	9	9
Panda Liberty LLC	(f)(g)(t)	Energy	L+650	1.0%	8/21/20	11,515	11,525	10,383
Peak 10 Holding Corp	(j)(t)	Telecommunication Services	L+325	1.0%	8/1/24	8,965	8,329	8,181
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	66,842	66,842	68,262
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23	44,021	44,021	44,021
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24	207,992	207,992	204,352
Propulsion Acquisition LLC	(f)(h)(i)(t)	Capital Goods	L+600	1.0%	7/13/21	58,267	56,734	57,684
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21	56,025	55,983	56,166
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24	55,015	54,490	54,850
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23	7,165	7,165	6,673
Rogue Wave Software Inc	(h)	Software & Services	L+843	1.0%	9/25/21	72,434	72,434	72,343
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23		$70,234	$70,234	$62,947
Savers Inc	(t)	Retailing	L+375	1.3%	7/9/19		1,539	1,529	1,473
Sequa Corp	(i)(j)(t)	Materials	L+500	1.0%	11/28/21		18,467	18,212	17,705
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,229	12,229	12,448
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	71,247
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118,929	116,976	118,929
SI Group Inc	(j)(t)	Materials	L+475		10/15/25		2,922	2,814	2,820
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+550		8/2/25		2,776	2,737	2,728
Sorenson Communications LLC	(f)(g)(h)(j)(t)	Telecommunication Services	L+575	2.3%	4/30/20		107,393	107,217	106,991
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	105,591
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	56,874	44,009	42,101
Strike LLC	(i)(t)	Energy	L+800	1.0%	11/30/22		$4,285	4,191	4,290
Sungard Availability Services Capital Inc	(f)(t)	Software & Services	L+700	1.0%	9/30/21		10,336	10,266	8,827
Sungard Availability Services Capital Inc	(t)	Software & Services	L+1000	1.0%	10/1/22		962	918	933
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		10,564	10,143	9,974
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		2,459	2,361	2,322
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,492	19,492	19,492
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		52,024	51,511	51,504
Team Health Inc	(j)(t)	Health Care Equipment & Services	L+275	1.0%	2/6/24		78	71	70
Trace3 Inc	(f)(g)(h)(i)	Diversified Financials	L+675	1.0%	8/5/24		161,585	161,585	159,970
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25		79,891	79,290	77,407
Vivint Inc	(i)(t)	Commercial & Professional Services	L+500		4/1/24		18,583	18,537	18,111
Warren Resources Inc	(h)(u)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14,652	14,652	14,652
York Risk Services Group Inc	(t)	Insurance	L+375	1.0%	10/1/21		980	975	919
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22		37,112	37,112	37,483
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22		6,571	6,571	6,637
Total Senior Secured Loans—First Lien								3,539,497	3,450,630
Unfunded Loan Commitments								(157,339)	(157,339)
Net Senior Secured Loans—First Lien								3,382,158	3,293,291

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—13.0%
Access CIG LLC	(t)	Software & Services	L+775		2/27/26	$1,326	$1,342	$1,314
Advantage Sales & Marketing Inc	(t)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,039	1,815
American Bath Group LLC	(i)(t)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,588	6,965
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	52,309	51,285	51,183
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	4,500	4,076	3,979
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	1,872	1,872	1,866
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	624	624	622
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,695	29,695	29,138
Catalina Marketing Corp	(i)(k)(l)(t)	Media	L+675	1.0%	4/11/22	10,000	9,958	237
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(i)(k)(l)(t)	Media	L+750	1.3%	12/21/20	7,778	7,786	311
Envigo Laboratories Inc	(h)(t)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,189	3,051
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1,744	1,520	—
Grocery Outlet Inc	(t)	Food & Staples Retailing	L+725		10/22/26	2,287	2,265	2,273
Gruden Acquisition Inc	(h)(t)	Transportation	L+850	1.0%	8/18/23	15,000	14,511	15,038
Jazz Acquisition Inc	(f)(t)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,729	3,460
LBM Borrower LLC	(f)(i)(j)(t)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,090	28,746
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	12,472	12,362	11,946
OPE Inmar Acquisition Inc	(i)(t)	Software & Services	L+800	1.0%	5/1/25	2,615	2,583	2,589
P2 Energy Solutions, Inc.	(i)(t)	Energy	L+800	1.0%	4/30/21	14,500	14,614	13,920
Paradigm Acquisition Corp	(t)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,607
Peak 10 Holding Corp	(i)(j)(t)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,630	5,247
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,362	46,359
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17,990	17,817	17,822
Sequa Corp	(i)(t)	Materials	L+900	1.0%	4/28/22	7,462	7,416	7,089
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+950		8/2/26	2,494	2,312	2,207
SMG/PA	(j)(t)	Consumer Services	L+700		1/23/26	3,641	3,671	3,599
Spencer Gifts LLC	(i)(t)	Retailing	L+825	1.0%	6/29/22	20,000	20,063	17,100
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	89,408	67,595	8,316
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WireCo WorldGroup Inc	(t)	Capital Goods	L+900	1.0%	9/30/24	$5,115	$5,178	$5,128
Total Senior Secured Loans—Second Lien							418,639	334,610
Unfunded Loan Commitments							(624)	(624)
Net Senior Secured Loans—Second Lien							418,015	333,986
Other Senior Secured Debt—7.7%
Advanced Lighting Technologies Inc	(k)(l)(u)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	11,342	10,663	3,630
Akzo Nobel Specialty Chemicals	(m)(t)	Materials	8.0%		10/1/26	2,019	2,019	1,890
Artesyn Embedded Technologies Inc	(t)	Technology Hardware & Equipment	9.8%		10/15/20	1,574	1,518	1,456
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(t)	Consumer Services	7.3%		5/1/25	44	46	46
DJO Finance LLC/DJO Finance Corp	(t)	Health Care Equipment & Services	8.1%		6/15/21	6,838	6,886	7,060
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,107	45,502
Genesys Telecommunications Laboratories Inc	(t)	Technology Hardware & Equipment	10.0%		11/30/24	144	159	152
Global A&T Electronics Ltd	(i)(m)(t)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15,949	16,079	14,155
JC Penney Corp Inc	(j)(m)(t)	Retailing	5.7%		6/1/20	126	117	101
JW Aluminum Co	(h)(t)(u)	Materials	10.3%		6/1/26	33,001	33,001	32,919
Lycra	(m)(t)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,687	3,444
Mood Media Corp	(h)(u)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	28,478	28,383	28,478
Numericable-SFR	(m)(t)	Software & Services	8.1%		2/1/27	917	917	869
Pattonair Holdings Ltd	(m)(t)	Capital Goods	9.0%		11/1/22	4,111	4,252	4,153
Ply Gem Holdings Inc	(t)	Capital Goods	8.0%		4/15/26	7,807	7,453	7,182
Sorenson Communications LLC	(h)(t)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,952	6,987
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,123	1,123	1,116
Talos Production LLC	(h)(t)	Energy	11.0%		4/3/22	4,500	4,701	4,376
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,120
Vivint Inc	(h)(t)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,707	5,981
Vivint Inc	(h)(t)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,078	10,713
Total Other Senior Secured Debt							207,181	196,616

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—1.9%
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	$1,061	$1,045
Australis Maritime, Private Equity	(l)(m)	Transportation				—	1,136	1,136
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Diversified Financials	27.8%		7/15/25	$23,263	9,222	12,050
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				5,385,440	5,386	754
Global Jet Capital LLC, Preferred Stock	(e)(l)(m)	Commercial & Professional Services				843,426	843	118
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986	971	986
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267	6,174	6,267
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,295	1,276	1,295
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,219	1,201	1,219
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$7,287	7,179	7,287
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$1,712	1,687	1,712
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$219	216	219
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,253	1,234	1,253
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$625	616	625
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$146	143	146
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$2,332	2,298	2,332
NewStar Clarendon 2014-1A Class Subord. B	(m)	Diversified Financials	L+435		1/25/27	$1,060	1,014	1,055
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	13.2%		1/25/27	$12,140	7,758	8,661
Total Asset Based Finance							49,415	48,160
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.3%
5 Arch Income Fund 2, LLC, Common Stock	(m)(p)	Diversified Financials				8,000	$197	$400
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556	3,056	1,299
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481	637	6,686
Advanced Lighting Technologies Inc, Common Stock	(l)(u)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(u)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				124	1,201	1,384
Altus Power America Inc, Common Stock	(l)	Energy				462,008	462	81
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Common Stock	(o)	Energy				13,555,557	12,900	3,768
Ascent Resources Utica Holdings LLC/ARU Finance Corp, Trade Claim	(o)	Energy				115,178,572	25,800	32,020
ASG Technologies, Common Stock	(l)(u)	Software & Services				625,178	13,475	31,743
ASG Technologies, Warrants	(l)(u)	Software & Services			6/27/22	253,704	7,231	7,364
Aspect Software Inc, Common Stock	(l)	Software & Services				38,574	9,932	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	56
Aurora Diagnostics Holdings LLC/Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	135
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	32
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	194
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,125
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	584
Eastman Kodak Co, Common Stock	(l)(t)	Consumer Durables & Apparel				354	7	1
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,189
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(l)(p)	Energy				13,000	13,000	2,909
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	551
FourPoint Energy LLC, Common Stock, Class E—II Units	(l)(p)	Energy				29,730	7,432	6,652
FourPoint Energy LLC, Common Stock, Class E—III Units	(l)(p)	Energy				43,875	10,969	9,817
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	3,947
Harvest Oil & Gas Corp, Common Stock	(e)(l)(t)	Energy				7,161	158	129
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	1,350
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(u)	Capital Goods				12,857	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(u)	Capital Goods				12,857	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(l)(p)	Materials				2,678,947	2,679	1,607
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	$1,449	$1,946
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				—	—	471
JW Aluminum Co, Common Stock	(e)(i)(l)(u)	Materials				548	—	—
JW Aluminum Co, Preferred Stock	(e)(i)(u)	Materials	12.5%PIK		11/17/25	4,869	32,040	43,890
MB Precision Holdings LLC, Class A—2 Units	(g)(h)(l)(u)	Capital Goods				6,655,178	2,288	—
MB Precision Holdings LLC, Preferred Stock	(g)(h)(l)(p)(u)	Capital Goods				41,778,909	8,600	5,826
Mood Media Corp, Common Stock	(l)(u)	Media				17,400,835	12,644	15,842
North Haven Cadence Buyer Inc, Common Equity	(l)	Consumer Services				2,916,667	2,917	4,448
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,076,923	2,077	1,090
Professional Plumbing Group Inc, Common Stock	(e)(l)	Capital Goods				3,000,000	3,000	7,800
Ridgeback Resources Inc, Common Stock	(e)(l)(m)(s)	Energy				817,308	5,022	4,043
Sequential Brands Group Inc., Common Stock	(e)(l)(t)	Consumer Durables & Apparel				408,685	5,517	327
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	36,026
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	6,403
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746	1,444	—
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229	374	385
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,009	625
Templar Energy LLC, Common Stock	(e)(l)(p)(t)	Energy				717,718	6,101	449
Templar Energy LLC, Preferred Stock	(e)(l)(t)	Energy				475,758	4,751	1,427
Titan Energy LLC, Common Stock	(e)(l)(t)	Energy				200,040	6,321	60
Trace3 Inc, Common Stock		Diversified Financials				33,216	332	616
Warren Resources Inc, Common Stock	(l)(u)	Energy				2,371,337	11,145	5,573
White Star Petroleum LLC	(l)(p)	Energy				1,613,753	1,372	524
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(l)	Software & Services				620,025	4,929	6,519
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	4,929	5,816
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	240
Total Equity/Other							261,044	265,369
TOTAL INVESTMENTS—169.8%							$4,560,605	4,359,280
LIABILITIES IN EXCESS OF ASSETS—(69.8%)								(1,791,871)
NET ASSETS—100.0%								$2,567,409

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
MB Precision Holdings LLC, Class A-2 Units(2)	$—	$2,288	$—	$—	$—	$—	$(2,288)	$—	$—	$—	$—
MB Precision Holdings LLC, Preferred Stock	—	—	8,600	—	—	—	(2,774)	5,826	—	—	—
Mood Media Corp.	28,659	—	—	—	—	—	(12,817)	15,842	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	(4,657)	4,657	—	—	—	—
Warren Resources, Inc., Common Equity	4,031	—	—	—	—	—	1,542	5,573	—	—	—
Total	$223,518	$130,941	$71,157	$(84,923)	$445	$(75,524)	$(38,211)	$227,403	$23,673	$8,935	$1,123

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2019, the Company had various wholly-owned subsidiaries, including special purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
On May 31, 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Corporate Capital Trust II, a Delaware statutory trust, or CCT II, FS Investment Corporation IV, a Maryland corporation, or FSIC IV, FS Investment Corporation III, a Maryland corporation, or FSIC III and, collectively with the Company, FSIC IV and CCT II, the Funds, NT Acquisition 1, Inc., a Maryland corporation and wholly-owned subsidiary of the Company or Merger Sub 1, NT Acquisition 2, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, or Merger Sub 2, NT Acquisition 3, Inc., a Maryland corporation and wholly-owned subsidiary of the Company, or Merger Sub 3, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 1A, and, immediately thereafter, FSIC III will merge with and into the Company, with the Company continuing as the surviving company or, together with Merger 1A, Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 2A, and, immediately thereafter, CCT II will merge with and into the Company, with the Company continuing as the surviving company or, together with Merger 2A, Merger 2, and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

company and as a wholly-owned subsidiary of the Company, or Merger 3A, and, immediately thereafter, FSIC IV will merge with and into the Company, with the Company continuing as the surviving company or, collectively with the Merger 3A, Merger 3 and, together with Merger 1 and Merger 2, the Mergers. See Note 12 for additional information.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019.
As of June 30, 2019, the Company reclassified investments that were previously categorized as Equity/Other to Asset Based Finance. The Company has adjusted the presentation of its asset categories for all periods presented to conform to the current period presentation.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, the Company recognized $7,276 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations. As of June 30, 2019, the Company’s derivative instruments included interest rate swaps.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	6,310,424	$50,698	6,590,215	$56,981
Share Repurchase Program	(6,488,628)	(52,233)	(6,775,793)	(58,953)
Net Proceeds from Share Transactions	(178,204)	$(1,535)	(185,578)	$(1,972)
During the period from July 1, 2019 to August 9, 2019, the Company issued 1,042,846 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $8,342,768 at an average price per share of  $8.00. For additional information regarding the terms of the DRP, see Note 5.
Share Repurchase Program
Historically, the Company has conducted quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors considers the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares of common stock and under what terms:
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
In conjunction with the announced Merger Agreement, the Company’s board of directors suspended the Company’s share repurchase program.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the six months ended June 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28.0%	1.04%	$8.800	$29,993
March 31, 2018	April 2, 2018	3,367,488	21.0%	1.03%	$8.600	28,960
Total		6,775,793				$58,953
Fiscal 2019
December 31, 2018	January 2, 2019	3,297,056	16.7%	1.01%	$8.050	$26,541
March 31, 2019	April 1, 2019	3,191,572	14.2%	0.98%	$8.050	25,692
Total		6,488,628				$52,233
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
The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three and six months ended June 30, 2019 and 2018:
			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,982	$18,660	$34,846	$40,740
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$8,736	$1,480	$19,867	$7,055
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$647	$790	$1,554	$1,572

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the three and six months ended June 30, 2018 is net of waivers of  $278 and $3,432, respectively. During the six months ended June 30, 2019 and 2018, $35,120 and $44,675, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of June 30, 2019, $16,982 in base management fees were payable to the Advisor.

(2)
During the six months ended June 30, 2019 and 2018, $16,927 and $24,704, respectively, of subordinated incentive fees on income were paid to the Advisor and FSIC II Advisor. As of June 30, 2019, a subordinated incentive fee on income of  $8,736 was payable to the Advisor.

(3)
During the six months ended June 30, 2019 and 2018, $1,132 and $1,297, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and FSIC II Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $235 and $43 for the six months ended June 30, 2019 and 2018, respectively. The Company paid $1,254 and $1,210 in administrative services expenses to the Advisor and FSIC II Advisor during the six months ended June 30, 2019 and 2018, respectively.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
Total	$0.3770	$122,299
Fiscal 2019
March 31, 2019	$0.1885	$61,114
June 30, 2019	0.1885	61,108
Total	$0.3770	$122,222
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On April 30, 2019, the Company’s board of directors declared regular monthly cash distributions for July 2019 through September 2019, each in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2019 and 2018:
Six Months Ended June 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	122,222	100%	122,299	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$122,222	100%	$122,299	100%

(1)
During the six months ended June 30, 2019 and 2018, 94.1% and 95.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.9% and 1.1%, respectively, was attributable to non-cash accretion of discount and 4.0% and 3.6%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the six months ended June 30, 2019 and 2018 was $114,339 and $118,325, respectively. As of June 30, 2019 and December 31, 2018, the Company had $50,144 and $58,028, respectively, of undistributed net investment income and $232,671 and $194,360, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the six months ended June 30, 2019 and 2018:
	Six Months Ended June 30,
	2019	2018
GAAP-basis net investment income	$116,222	$120,454
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(807)	3,500
GAAP versus tax-basis impact of consolidation of certain subsidiaries	3,586	3,569
Reclassification of unamortized original issue discount, prepayment fees and other income	(4,636)	(8,525)
Other miscellaneous differences	(26)	(673)
Tax-basis net investment income	$114,339	$118,325

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
As of June 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	June 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$50,144	$58,028
Distributable realized gains	—	—
Capital loss carryover(1)	(232,671)	(194,360)
Other temporary differences	(126)	(139)
Net unrealized appreciation (depreciation) on investments and interest rate swaps and gain (loss) on foreign currency(2)	(246,598)	(287,442)
Total	$(429,251)	$(423,913)

(1)
Net capital losses recognized may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $232,671, respectively.

(2)
As of June 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and interest rate swaps and gain on foreign currency was $169,761 and $135,578, respectively. As of June 30, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and interest rate swaps and loss on foreign currency was $416,359 and $423,020, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,274,397 and $4,647,131 as of June 30, 2019 and December 31, 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(233,688) and $(287,851) as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the Company had a deferred tax liability of  $7,001 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $20,412 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $13,411. For the six months ended June 30, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,945,007	$2,863,504	71%	$3,382,158	$3,293,291	75%
Senior Secured Loans—Second Lien	453,302	371,930	9%	418,015	333,986	8%
Other Senior Secured Debt	218,865	211,199	5%	207,181	196,616	5%
Subordinated Debt	219,711	218,371	6%	242,792	221,858	5%
Asset Based Finance	97,842	94,569	2%	49,415	48,160	1%
Equity/Other	255,871	281,136	7%	261,044	265,369	6%
Total	$4,190,598	$4,040,709	100%	$4,560,605	$4,359,280	100%

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
As of June 30, 2019, the Company did not “control” any of its portfolio companies. As of June 30, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of June 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $126,735 and unfunded equity/other commitments of  $202,224. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $172,963 and an unfunded commitment to purchase up to $47 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$35,674	1%	$34,508	1%
Capital Goods	620,383	15%	893,250	21%
Commercial & Professional Services	280,551	7%	328,760	8%
Consumer Durables & Apparel	218,800	5%	227,470	5%
Consumer Services	246,322	6%	231,589	5%
Diversified Financials	162,990	4%	277,500	6%
Energy	341,367	8%	372,720	9%
Food & Staples Retailing	145,449	4%	6,797	0%
Food, Beverage & Tobacco	97,460	2%	96,787	2%
Health Care Equipment & Services	356,370	9%	361,228	8%
Insurance	63,625	2%	117,149	3%
Materials	191,169	5%	295,084	7%
Media	254,816	6%	254,278	6%
Pharmaceuticals, Biotechnology & Life Sciences	22,417	1%	20,012	0%
Real Estate	30,931	1%	—	—
Retailing	297,447	7%	257,260	6%
Semiconductors & Semiconductor Equipment	—	—	14,155	0%
Software & Services	451,265	11%	339,451	8%
Technology Hardware & Equipment	81,509	2%	46,178	1%
Telecommunication Services	121,790	3%	168,930	4%
Transportation	20,374	1%	16,174	0%
Total	$4,040,709	100%	$4,359,280	100%

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2019 and December 31, 2018:
Derivative Instrument	Statement Location	Fair Value
		June 30, 2019 (Unaudited)	December 31, 2018
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	(12,396)	(1,743)
Total		$(12,396)	$(1,743)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2019 and 2018 are in the following locations in the consolidated statements of operations:
		Net Realized Gains (Losses)		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$—	$—	$—	$—
Total		$—	$—	$—	$—

		Net Unrealized Gains (Losses)		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(6,657)	$—	$(10,653)	$—
Total		$(6,657)	$—	$(10,653)	$—

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2019 and December 31, 2018:
As of June 30, 2019 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
ING Capital Markets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$6,043	$—	$—	$6,043	$—
ING Capital Markets	6,353	—	—	6,353	—
Total	$12,396	$—	$—	$12,396	$—

As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$1,743	$—	$—	$—	$1,743
Total	$1,743	$—	$—	$—	$1,743

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
The interest rate swaps open at the end of the period are generally indicative of the volume of activity during the period.
As of June 30, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:
As of June 30, 2019 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(3,881)	$(3,881)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(2,162)	(2,162)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(4,055)	(4,055)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,298)	(2,298)
					$—	$(12,396)	$(12,396)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,090)	$(1,090)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(653)	(653)
					$—	$(1,743)	$(1,743)
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
As of June 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	June 30, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$233	$517
Level 2—Significant other observable inputs	825,998	906,192
Level 3—Significant unobservable inputs	3,214,478	3,452,571
Total	$4,040,709	$4,359,280
As of June 30, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
	June 30, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(12,396)	—	(1,743)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(12,396)	$—	$(1,743)
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
The following is a reconciliation for the six months ended June 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Six Months Ended June 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,827,812	$212,290	$95,132	$6,201	$48,160	$262,976	$3,452,571
Accretion of discount (amortization of premium)	1,412	150	251	4	1	207	2,025
Net realized gain (loss)	(1,587)	—	26	—	114	(10,181)	(11,628)
Net change in unrealized appreciation (depreciation)	(2,993)	(9,934)	(1,960)	784	(1,760)	22,218	6,355
Purchases	388,555	75,744	14,371	32,615	48,649	5,136	565,070
Paid-in-kind interest	1,616	1,110	1,180	306	1,076	3,604	8,892
Sales and repayments	(797,836)	(5,979)	(1,185)	—	(1,765)	(3,775)	(810,540)
Net transfers in or out of Level 3	1,733	—	—	—	—	—	1,733
Fair value at end of period	$2,418,712	$273,381	$107,815	$39,910	$94,475	$280,185	$3,214,478
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6,300)	$(10,038)	$(3,005)	$465	$(1,537)	$14,679	$(5,736)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,436,962	$311,243	$125,003	$345,263	$52,779	$319,976	$4,591,226
Accretion of discount (amortization of premium)	321	30	302	—	3	24	680
Net realized gain (loss)	(25,735)	611	(1,852)	—	—	13,751	(13,225)
Net change in unrealized appreciation (depreciation)	(60,268)	(32,049)	(3,462)	(596)	(3,186)	(7,301)	(106,862)
Purchases	391,526	18,824	—	18,783	575	31,202	460,910
Paid-in-kind interest	2,472	844	1,650	—	1,545	1,473	7,984
Sales and repayments	(421,497)	(38,711)	(18,155)	(58,151)	(1,034)	(71,409)	(608,957)
Net transfers in or out of Level 3	(392,341)	(82,452)	(7,058)	(303,910)	—	(5,686)	(791,447)
Fair value at end of period	$2,931,440	$178,340	$96,428	$1,389	$50,682	$282,030	$3,540,309
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(57,506)	$(31,176)	$(4,508)	$—	$(3,186)	$(4,896)	$(101,272)

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at June 30, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$2,493,050	Discounted Cash Flow	Discount Rate	7.3% – 16.5% (10.2%)	Decrease
	244,930	Waterfall	EBITDA Multiple	0.1x – 12.5x (5.0x)	Increase
	46,502	Cost
	9,859	Other(5)
	5,567	Indicative Dealer Quotes		84.9% – 84.9% (84.9%)	Increase
Subordinated Debt	39,704	Discounted Cash Flow	Discount Rate	13.8% – 18.8% (14.1%)	Decrease
	206	Waterfall	EBITDA Multiple	10.2x – 10.2x (10.2x)	Increase
Asset Based Finance	44,784	Cost
	26,337	Waterfall	EBITDA Multiple	1.0x – 12.5x (1.3x)	Increase
	19,198	Indicative Dealer Quotes		49.6% – 63.0% (55.0%)	Increase
	3,608	Discounted Cash Flow	Discount Rate	7.9% – 7.9% (7.9%)	Decrease
	548	Other(5)
Equity/Other	222,847	Waterfall	EBITDA Multiple	0.7x – 14.5x (7.0x)	Increase
	56,934	Other(5)
	404	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0%)	Decrease
Total	$3,214,478

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,668,002	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.5%
			EBITDA Multiples (x)	5.3x – 9.5x	6.9x
			Revenue Multiples (x)	0.1x – 0.1x	0.1x
	61,692	Other(2)	Other	N/A	N/A
	98,118	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans— Second Lien	157,615	Market Comparables	Market Yield (%)	8.9% – 15.0%	12.6%
	8,316	Other(2)	Other	N/A	N/A
	46,359	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	95,132	Market Comparables	Market Yield (%)	8.2% – 13.6%	9.7%
			EBITDA Multiples (x)	7.0x – 8.5x	7.5x
Subordinated Debt	6,201	Market Comparables	Market Yield (%)	12.0% – 20.0%	14.3%
			EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Asset Based Finance	24,385	Market Comparables	Market Yield (%)	17.7% – 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	21,767	Market Quotes	Indicative Dealer Quotes	51.8% – 99.6%	61.9%
Equity/Other	223,197	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x – 14.3x	7.6x
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
			Price to Book Multiple (x)	1.0x – 1.0x	1.0x
			Production Multiples (Mboe/d)	$25,000.0 – $38,750.0	$28,034.2
			Production Multiples (MMcfe/d)	$4,708.0 – $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 – $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$3.5 – $13.8	$5.4
			PV-10 Multiples (x)	0.8x – 2.3x	1.7x
	19,929	Discounted Cash Flow	Discount Rate (%)	11.8% – 13.8%	12.8%
	471	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	20,251	Other(2)	Other	N/A	N/A
	1,136	Cost	Cost	100.0% – 100.0%	100.0%
Total	$3,452,571

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2019 are discussed below.
	As of June 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	87,500	112,500	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	680,000	170,000	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	296,256(3)	428,744	August 9, 2023
Total			$1,748,756	$776,244
	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107,000	93,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	298,254(4)	351,746	August 9, 2023
Total			$1,890,254	$559,746

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, and pound sterling. Euro balance outstanding of  €9,100 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.14 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $107,250 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of  £22,500 has been converted to U.S. dollars at an exchange rate of  £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three months ended June 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$6,552	$135	$6,687	$6,077	$1	$6,078
Cooper River Credit Facility	1,214	128	1,342	2,278	116	2,394
Wissahickon Creek Credit Facility	—	—	—	2,612	264	2,876
Darby Creek Credit Facility	2,236	130	2,366	2,730	138	2,868
Dunning Creek Credit Facility	—	—	—	1,281	44	1,325
Juniata River Credit Facility	9,810	372	10,182	10,618	364	10,982
FSIC II Revolving Credit Facility	—	—	—	315	13	328
Senior Secured Revolving Credit Facility	4,672	254	4,926	—	—	—
Total	$24,484	$1,019	$25,503	$25,911	$940	$26,851

(1)
Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

	Six Months Ended June 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$12,989	$268	$13,257	$11,038	$268	$11,306
Cooper River Credit Facility	2,909	253	3,162	3,975	230	4,205
Wissahickon Creek Credit Facility	—	—	—	5,224	526	5,750
Darby Creek Credit Facility	4,709	260	4,969	5,516	388	5,904
Dunning Creek Credit Facility	—	—	—	2,646	136	2,782
Juniata River Credit Facility	21,502	733	22,235	19,860	725	20,585
FSIC II Revolving Credit Facility	—	—	—	477	25	502
Senior Secured Revolving Credit Facility	10,960	495	11,455	—	—	—
Total	$53,069	$2,009	$55,078	$48,736	$2,298	$51,034

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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $2,018,950 and 5.23%, respectively. As of June 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.21%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2018 were $2,140,267 and 4.53%, respectively. As of June 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.01%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2019 and December 31, 2018.
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

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s condensed consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2019, the Company’s unfunded commitments consisted of the following:
Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$36,271
Altus Power America Inc	203
Apex Group Limited	2,245
Aspect Software Inc	865
Conservice LLC	5,243
CSafe Global	18,783
Eagle Family Foods Inc	3,089
Fairway Group Holdings Corp	227
HM Dunn Co Inc	2,143
Kodiak BP LLC	7,344
Lazard Global Compounders Fund	5,157
Lipari Foods LLC	25,220
North Haven Cadence Buyer Inc	2,625
North Haven Cadence Buyer Inc	292
Sungard Availability Services Capital Inc	712
Zeta Interactive Holdings Corp	3,286
Asset Based Finance
Home Partners JV, Structured Mezzanine	13,030
Total	$126,735
Unfunded equity/other commitments	$202,224

(1)
May be commitments to one or more entities affiliated with the named company.

As of June 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(227). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of June 30, 2019, the Company’s unfunded equity/other commitments have a fair value of zero.

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and the year ended December 31, 2018:
	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.86	$8.73
Results of operations(2)
Net investment income	0.36	0.73
Net realized gain (loss) and unrealized appreciation (depreciation)	0.00	(0.85)
Net increase (decrease) in net assets resulting from operations	0.36	(0.12)
Stockholder distributions(3)
Distributions from net investment income	(0.38)	(0.75)
Net decrease in net assets resulting from stockholder distributions	(0.38)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.84	$7.86
Shares outstanding, end of period	326,267,116	326,445,320
Total return(6)	4.52%	(1.64)%
Total return (without assuming reinvestment of distributions)(6)	4.58%	(1.37)%
Ratio/Supplemental Data:
Net assets, end of period	$2,557,664	$2,567,409
Ratio of net investment income to average net assets(7)	9.09%	8.68%
Ratio of operating expenses and excise taxes to average net assets(7)	9.04%	8.12%
Ratio of net operating expenses and excise taxes to average net assets(7)	9.04%	7.99%
Portfolio turnover(8)	16.70%	43.12%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,748,756	$1,890,254
Asset coverage per unit(9)	2.46	2.36

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2019 are annualized. Annualized ratios for the six months ended June 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Six Months Ended June 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.55%	0.91%
Ratio of interest expense to average net assets	4.31%	3.78%
Ratio of excise taxes to average net assets	—	0.09%
(8)
Portfolio turnover for the six months ended June 30, 2019 is not annualized.

(9)
Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Fund Mergers
Pending Mergers with FSIC III, FSIC IV and CCT II
On May 31, 2019, the Funds entered into the Merger Agreement with Merger Sub 1, Merger Sub 2, Merger Sub 3 and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC III will merge with and into the Company, with the Company continuing as the surviving company, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, CCT II will merge with and into the Company, with the Company continuing as the surviving company and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC IV will merge with and into the Company, with the Company continuing as the surviving company. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
In the Mergers, each share of FSIC III common stock, CCT II common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of the Company’s common stock equal to an exchange ratio with respect to the applicable Merger, to be determined in connection with the closing of such Merger, or each, the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III common stock, CCT II common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of the Company’s common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the applicable Funds’

FS Investment Corporation II

Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Fund Mergers (continued)

stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of the Company, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of the Company and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 2A (including a wholly-owned subsidiary of the Company and CCT II) and Merger 3A (including a wholly-owned subsidiary of the Company and FSIC IV) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.
The Mergers are expected to be accounted for as asset acquisitions in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The final allocation of the purchase price will be determined after the Mergers are completed and after completion of a final analysis to determine the estimated relative fair values of CCT II’s, FSIC III’s and FSIC IV’s assets and liabilities.
In connection with the Mergers, the Company is seeking approval of an amendment to the investment advisory and administrative services agreement, to (a) reduce the annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity and exclude cash and cash equivalents from the gross assets on which the annual base management fee is calculated, (b) amend the hurdle rate applicable to the Company’s payment of a subordinated incentive fee on income to be based on net assets rather than adjusted capital, (c) revise the definition of pre-incentive net investment income to exclude interest expense and dividends paid on certain shares of preferred stock, (d) introduce a cap on subordinated incentive fees, (e) incorporate in the calculation of the incentive fee on capital gains the historical net realized losses and unrealized depreciation of FSIC III, CCT II and FSIC IV in addition to the Company and (f) implement certain other revisions to bring the investment advisory agreement of the Company in line with those of other listed business development companies.
Following the closing of the Mergers and subject to approval of the board of directors of the combined company, the Company currently intends to issue perpetual preferred stock of the Company with an aggregate liquidation preference representing approximately 20% of the combined company’s net asset value to holders of the Company’s common stock following the Mergers, or the Recapitalization Transaction. In addition, the Company currently intends to pursue a listing of the Company’s common stock on a national securities exchange, or the Listing, following the Mergers and the Recapitalization Transaction, subject to final board approval and market conditions. No assurance can be made regarding the timing of the Recapitalization Transaction or the Listing, or that the Listing or the Recapitalization Transaction will occur at all.

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

•
the tax status of the enterprises in which we may invest; and

•
the Mergers, the likelihood the Mergers are completed and the anticipated timing of their completion.

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
Pending Mergers with FSIC III, FSIC IV and CCT II
On May 31, 2019, the Funds, Merger Sub 1, Merger Sub 2, Merger Sub 3, and the Advisor entered into the Merger Agreement. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will merge with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 1A, and, immediately thereafter, FSIC III will merge with and into the Company, with the Company continuing as the surviving company, or Merger 1, (ii) Merger Sub 2 will merge with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 2A, and, immediately thereafter, CCT II will merge with and into the Company, with the Company continuing as the surviving company, or Merger 2, and (iii) Merger Sub 3 will merge with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 3A, and, immediately thereafter, FSIC IV will merge with and into the Company, with the Company continuing as the surviving company. See Note 12 for additional information. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
In the Mergers, each share of FSIC III common stock, CCT II common stock and FSIC IV common stock issued and outstanding immediately prior to the effective time of Merger 1A, Merger 2A and Merger 3A, respectively, will be converted into the right to receive a number of shares of the Company’s common stock equal to the applicable Exchange Ratio. The Exchange Ratio for each of Merger 1A, Merger 2A and Merger 3A will equal the net asset value per share of FSIC III common stock, CCT II common stock and FSIC IV common stock, respectively (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger), divided by the net asset value per share of the Company’s common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the applicable Merger).
The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds’ and the Advisor’s businesses during the period prior to the closing of the Mergers. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.
The Merger Agreement provides that the board of directors or trustees of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to its respective stockholders, terminate the Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors or trustees of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the Merger Agreement proposed by the other Funds).
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Company, FSIC III, CCT II, and FSIC IV and a prospectus of the Company, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of the Company and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 2A (including a wholly-owned subsidiary of the Company and CCT II) and Merger 3A (including a wholly-owned subsidiary of the Company and FSIC IV) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
The Merger Agreement also contains certain termination rights in favor of each Fund including if the Mergers are not completed on or before May 31, 2020 or if the requisite approvals of the applicable Fund’s stockholders are not obtained.
In connection with the Mergers, the Company is seeking approval of an amendment to the investment advisory and administrative services agreement, to (a) reduce the annual base management fee from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity and exclude cash and cash equivalents from the gross assets on which the annual base management fee is calculated, (b) amend the hurdle rate applicable to the Company’s payment of a subordinated incentive fee on income to be based on net assets rather than adjusted capital, (c) revise the definition of pre-incentive net investment income to exclude interest expense and dividends paid on certain shares of preferred stock, (d) introduce a cap on subordinated incentive fees, (e) incorporate in the calculation of the incentive fee on capital gains the historical net realized losses and unrealized depreciation of FSIC III, CCT II and FSIC IV in addition to the Company and (f) implement certain other revisions to bring the investment advisory agreement of the Company in line with those of other listed business development companies.
Following the closing of the Mergers and subject to approval of the board of directors of the combined company, the Company currently intends to issue perpetual preferred stock of the Company with an aggregate liquidation preference representing approximately 20% of the combined company’s net asset value to holders of the Company’s common stock following the Mergers. In addition, the Company currently intends to pursue a listing of the Company’s common stock on a national securities exchange following the Mergers and the Recapitalization Transaction, subject to final board approval and market conditions. No assurance can be made regarding the timing of the Recapitalization Transaction or the Listing, or that the Listing or the Recapitalization Transaction will occur at all.
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Purchases	$275,811	$729,410
Sales and Repayments	(869,553)	(1,072,656)
Net Portfolio Activity	$(593,742)	$(343,246)

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$170,187	62%	$520,699	71%
Senior Secured Loans—Second Lien	3,684	1%	68,261	9%
Other Senior Secured Debt	40,298	15%	41,507	6%
Subordinated Debt	15,826	6%	49,004	7%
Asset Based Finance	45,572	16%	49,001	7%
Equity/Other	244	0%	938	0%
Total	$275,811	100%	$729,410	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$2,945,007	$2,863,504	71%	$3,382,158	$3,293,291	75%
Senior Secured Loans—Second Lien	453,302	371,930	9%	418,015	333,986	8%
Other Senior Secured Debt	218,865	211,199	5%	207,181	196,616	5%
Subordinated Debt	219,711	218,371	6%	242,792	221,858	5%
Asset Based Finance	97,842	94,569	2%	49,415	48,160	1%
Equity/Other	255,871	281,136	7%	261,044	265,369	6%
Total	$4,190,598	$4,040,709	100%	$4,560,605	$4,359,280	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2019 and December 31, 2018:
	June 30, 2019	December 31, 2018
Number of Portfolio Companies	164	160
% Variable Rate Debt Investments (based on fair value)(1)(2)	79.1%	81.4%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	14.3%	12.2%
% Other Income Producing Investments (based on fair value)(3)	1.1%	0.1%
% Non-Income Producing Investments (based on fair value)(2)	5.1%	5.2%
% of Investments on Non-Accrual (based on fair value)	0.4%	1.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.0%	10.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.6%	10.1%

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

(4)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

(5)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

Based on our regular monthly cash distribution amount of  $0.06283 per share as of June 30, 2019 and our distribution reinvestment price of  $8.00 per share, the annualized distribution rate to stockholders as of June 30, 2019 was 9.43%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the six months ended June 30, 2019, our total return was 4.52% and our total return without assuming reinvestment of distributions was 4.58%.
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
Direct Originations
The following table presents certain selected information regarding our direct originations as of June 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	June 30, 2019	December 31, 2018
Number of Portfolio Companies	78	74
% of Investments on Non-Accrual (based on fair value)	0.4%	1.2%
Total Cost of Direct Originations	$3,273,642	$3,615,151
Total Fair Value of Direct Originations	$3,141,002	$3,497,141
% of Total Investments, at Fair Value	77.7%	80.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.1%	10.5%
Weighted Average Annual Yield on All Debt Investments(2)	9.5%	10.1%

(1)
The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status.

(2)
The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of  (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period.

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

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:
Investment Rating	Summary Description
1	Performing Investment-generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.
2	Performing investment-no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.
3	Underperforming investment-some loss of interest or dividend possible, but still expecting a positive return on investment.
4	Underperforming investment-concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2019 and December 31, 2018:
	June 30, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$2,501,343	62%	$2,817,253	65%
2	1,384,464	34%	1,377,931	32%
3	75,587	2%	95,013	2%
4	79,315	2%	69,083	1%
Total	$4,040,709	100%	$4,359,280	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenues
Our investment income for the three and six months ended June 30, 2019 and 2018 was as follows:
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$101,290	90%	$100,380	93%	$209,158	90%	$200,536	89%
Paid-in-kind interest income	4,368	4%	3,213	3%	9,324	4%	8,191	4%
Fee income	6,225	6%	4,509	4%	13,269	6%	9,583	4%
Dividend income	—	—	—	—	71	0%	7,494	3%
Total investment income(1)	$111,883	100%	$108,102	100%	$231,822	100%	$225,804	100%

(1)
For the three months ended June 30, 2019 and 2018, such revenues represent $105,471 and $103,826, respectively, of cash income earned as well as $6,412 and $4,276, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the six months ended June 30, 2019 and 2018, such revenues represent $218,140 and $215,208, respectively, of cash income earned as well as $13,682 and $10,596, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the higher average invested balance during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
The increase in fee income during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 was primarily due to the increase in prepayment and origination activity.
The decrease in dividend income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to a one-time dividend paid in respect of one of our investments during the six months ended June 30, 2018.
Expenses
Our operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$16,982	$18,938	$34,846	$44,172
Subordinated income incentive fees	8,736	1,480	19,867	7,055
Administrative services expenses	647	790	1,554	1,572
Stock transfer agent fees	501	501	1,206	996
Accounting and administrative fees	311	411	744	832
Interest expense	25,503	26,851	55,078	51,034
Directors’ fees	75	295	217	799
Expenses associated with our independent audit and related fees	126	75	199	201
Legal fees	275	290	388	324
Printing fees	205	140	548	193
Other	414	546	953	1,604
Total operating expenses	$53,775	$50,317	$115,600	$108,782
Management fee waiver	—	(278)	—	(3,432)
Net operating expenses	$53,775	$50,039	$115,600	$105,350

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2019 and 2018:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	2.11%	1.84%	4.52%	3.91%
Ratio of management fee waiver to average net assets	—	(0.01)%	—	(0.12)%
Ratio of net operating expenses to average net assets	2.11%	1.83%	4.52%	3.79%
Ratio of incentive fees and interest expense to average net assets(1)	1.35%	1.04%	2.93%	2.09%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.76%	0.79%	1.59%	1.70%

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
Net Investment Income
Our net investment income totaled $58,108 ($0.18 per share) and $58,063 ($0.18 per share) for the three months ended June 30, 2019 and 2018, respectively.
Our net investment income totaled $116,222 ($0.36 per share) and $120,454 ($0.37 per share) for the six months ended June 30, 2019 and 2018, respectively. The decrease in net investment income for the six months ended June 30, 2019 can be attributed to the increase in interest income as discussed above, offset by higher incentive fees and interest expense.
Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(21,957)	$(10,015)	$(40,443)	$(29,309)
Net realized gain (loss) on foreign currency	112	(339)	115	(666)
Total net realized gain (loss)	$(21,845)	$(10,354)	$(40,328)	$(29,975)

(1)
We sold investments and received principal repayments, respectively, of  $30,531 and $839,022 during the three months ended June 30, 2019 and $219,863 and $272,738 during the three months ended June 30, 2018. We sold investments and received principal repayments, respectively, of  $145,261 and $927,395 during the six months ended June 30, 2019 and $275,532 and $518,139 during the six months ended June 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2019 and 2018 were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$15,178	$(17,322)	$51,436	$(105,934)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(6,657)	—	(10,653)	—
Net change in unrealized gain (loss) on foreign currency	(1,541)	367	(2,665)	777
Total net change in unrealized appreciation (depreciation)	$6,980	$(16,955)	$38,118	$(105,157)
During the three and six months ended June 30, 2019, the net change in unrealized appreciation (depreciation) was driven primarily by higher valuations from Level 2 categorized assets.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2019 and 2018, the net increase in net assets resulting from operations was $43,243 ($0.13 per share) and $30,754 ($0.09 per share), respectively.
For the six months ended June 30, 2019, the net increase in net assets resulting from operations was $114,012 ($0.35 per share) compared to a net decrease in net assets resulting from operations of  $(14,678) ($(0.05) per share) during the six months ended June 30, 2018.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $269,385 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $776,244 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $126,735 and unfunded equity/other commitments of  $202,224. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	87,500	112,500	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	680,000	170,000	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	296,256(3)	428,744	August 9, 2023
Total			$1,748,756	$776,244

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowing in U.S. dollars, Euros, Canadian dollars, and pound sterling. Euro balance outstanding of  €9,100 has been converted to U.S. dollars at an exchange rate of  €1.00 to $1.14 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $107,250 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of  £22,500 has been converted to U.S. dollars at an exchange rate of  £1.00 to $1.27 as of June 30, 2019 to reflect total amount outstanding in U.S. dollars.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the six months ended June 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
Total	$0.3770	$122,299
Fiscal 2019
March 31, 2019	$0.1885	$61,114
June 30, 2019	0.1885	61,108
Total	$0.3770	$122,222
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the six months ended June 30, 2019 and 2018.
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
Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2019, we recognized $7,276 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the six months ended June 30, 2019 and 2018, we did not incur any interest or penalties.
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
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the three and six months ended June 30, 2019 and 2018.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at June 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	$500,000	—	—	—
Cooper River Credit Facility(3)	March 31, 2021	$87,500	—	$87,500	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$185,000	—	—	$185,000	—
Juniata River Credit Facility(5)	October 11, 2020	$680,000	—	$680,000	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$296,256	—	—	$296,256	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At June 30, 2019, no amounts remained unused under the financing arrangement.

(3)
At June 30, 2019, $112,500 remained unused under the Cooper River credit facility.

(4)
At June 30, 2019, $65,000 remained unused under the Darby Creek credit facility.

(5)
At June 30, 2019, $170,000 remained unused under the Darby Creek credit facility.

(6)
At June 30, 2019, $428,744 remained unused under the Senior Secured Revolving Credit Facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 79.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 14.3% were debt investments paying fixed interest rates, while 1.1% were other income producing investments, 5.1% were of non-income producing investments and the remaining 0.4% consisting of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $360 million. The interest rate swaps have quarterly settlement payments.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(32,331)	$(17,488)	$(14,843)	(5.1)%
No change	—	—	—	—
Up 100 basis points	$32,426	$17,488	$14,938	5.1%
Up 300 basis points	$98,006	$52,463	$45,543	15.5%
Up 500 basis points	$163,758	$87,438	$76,320	26.0%

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
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.
Risk Factors.

You should carefully consider the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018, as supplemented by our definitive proxy statement for the Mergers (filed on August 13, 2019).
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The table below provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2019, pursuant to our share repurchase program.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	3,191,572	$8.05	3,191,572	(1)
May 1, 2019 through May 31, 2019	—	—	—	—
June 1, 2019 through June 30, 2019	—	—	—	—
Total	3,191,572	$8.05	3,191,572	(1)

(1)
The maximum number of shares available for repurchase on April 1, 2019 was 3,191,572. A description of the calculation of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 3 to our unaudited consolidated financial statements included herein.

See Note 3 to our unaudited consolidated financial statements included herein for a more detailed discussion of the terms of our share repurchase program.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.
Item 6.
Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)

3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.5	Amendment No. 1 to the Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)
10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)
10.3	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.4	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.5	Third Amendment, dated as of July 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.6	Fourth Amendment, dated as of September 10, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.7	Fifth Amendment, dated as of November 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.8	Omnibus Sixth Amendment to Amended and Restated Credit and Security Agreement and Lender Fee Letter, dated as of March 29, 2019, between Cooper River LLC, as borrower, Citibank N.A., as administrative agent, the lenders party thereto, Citibank, N.A., acting through its agency & trust division, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2019.)
10.9	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)
10.10	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.11	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.12	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.13	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)
10.14	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)
10.15	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.16	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)
10.17	Loan Agreement, dated as of November 14, 2014, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on March 18, 2015.)
10.18	Amendment No. 1 to Loan Agreement, dated as of October 11, 2016, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, Citibank, N.A., as collateral agent and Virtus Group, LP as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2016.)
10.19	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
10.20	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)
10.21	Senior Secured Revolving Credit Agreement, dated as of August 9, 2018, among Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, each other person designated as a “borrower” thereunder pursuant to section 9.19 thereof, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.22	Commitment Increase Agreement, dated as of November 8, 2018, among BNP Paribas, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
10.23	Commitment Increase Agreement, dated as of November 8, 2018, among U.S. Bank National Association, Corporate Capital Trust, Inc., FS Investment Corporation, FS Investment Corporation II, FS Investment Corporation III, JPMorgan Chase Bank, N.A., Bank of Montreal, Suntrust Bank, and ING Capital LLC. (Incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)