Form 10-Q
period 2019-09-30
FS Investment Corp II
filed 2019-11-14
CIK 1525759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
The issuer had 330,513,904 shares of common stock outstanding as of November 8, 2019.

PART I—FINANCIAL INFORMATION
Item 1.
Financial Statements.

FS Investment Corporation II
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,210,751 and $4,312,105, respectively)	$3,992,671	$4,131,877
Non-controlled/affiliated investments (amortized cost—$269,315 and $248,500, respectively)	262,609	227,403
Total investments, at fair value (amortized cost—$4,480,066 and $4,560,605, respectively)	4,255,280	4,359,280
Cash	107,095	148,172
Foreign currency, at fair value (cost—$2,570 and $2,264, respectively)	2,567	2,286
Collateral held at broker for open interest rate swap contracts	17,390	—
Receivable for investments sold and repaid	12,178	4,025
Interest receivable	42,207	34,221
Deferred financing costs	6,769	6,000
Deferred merger costs	911	—
Receivable on interest rate swaps	1,151	173
Prepaid expenses and other assets	147	97
Total assets	$4,445,695	$4,554,254
Liabilities
Payable for investments purchased	$53,688	$42,236
Credit facilities payable (net of deferred financing costs of $1,687 and $3,122, respectively)(1)	1,826,687	1,887,132
Stockholder distributions payable	12,308	11,688
Management fees payable	16,735	17,256
Subordinated income incentive fees payable(2)	5,045	5,796
Administrative services expense payable	1,606	365
Interest payable	13,866	16,480
Directors’ fees payable	98	243
Interest rate swap income payable	1,304	174
Unrealized depreciation on interest rate swaps	13,947	1,743
Other accrued expenses and liabilities	1,656	3,732
Total liabilities	1,946,940	1,986,845
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized, 329,433,102 and 326,445,320 shares issued and outstanding, respectively	329	326
Capital in excess of par value	3,014,469	2,990,996
Retained earnings (accumulated deficit)(4)	(516,043)	(423,913)
Total stockholders’ equity	2,498,755	2,567,409
Total liabilities and stockholders’ equity	$4,445,695	$4,554,254
Net asset value per share of common stock at period end	$7.59	$7.86

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

FS Investment Corporation II
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$89,398	$92,684	$287,970	$282,218
Paid-in-kind interest income	4,590	2,491	8,803	6,467
Fee income	5,270	14,181	18,496	22,641
Dividend income	768	468	839	7,962
From non-controlled/affiliated investments:
Interest income	5,587	4,697	16,173	15,699
Paid-in-kind interest income	2,138	2,865	7,249	7,080
Fee income	—	—	43	1,123
Total investment income	107,751	117,386	339,573	343,190
Operating expenses
Management fees(1)	16,735	17,567	51,581	61,739
Subordinated income incentive fees(2)	5,045	11,939	24,912	18,994
Administrative services expenses	1,833	799	3,387	2,371
Stock transfer agent fees	471	506	1,677	1,502
Accounting and administrative fees	362	395	1,106	1,227
Interest expense(3)	23,969	26,924	79,047	77,958
Directors’ fees	84	254	301	1,053
Other general and administrative expenses	710	1,217	2,798	3,539
Operating expenses	49,209	59,601	164,809	168,383
Management fee waiver(1)	—	—	—	(3,432)
Net expenses	49,209	59,601	164,809	164,951
Net investment income	58,542	57,785	174,764	178,239
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(8,142)	18,501	(48,767)	14,901
Non-controlled/affiliated investments	3	3	185	(25,706)
Net realized gain (loss) on interest rate swaps	(290)	—	(290)	—
Net realized gain (loss) on foreign currency	944	446	1,059	(220)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(80,367)	(42,337)	(37,852)	(101,939)
Non-controlled/affiliated investments	5,470	2,298	14,391	(44,034)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(1,551)	—	(12,204)	—
Net change in unrealized gain (loss) on foreign currency	3,169	(693)	504	84
Total net realized and unrealized gain (loss) on investments	(80,764)	(21,782)	(82,974)	(156,914)
Net increase (decrease) in net assets resulting from operations	$(22,222)	$36,003	$91,790	$21,325
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(0.07)	$0.11	$0.28	$0.07
Weighted average shares outstanding	327,346,481	324,359,144	325,302,803	324,577,481

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

FS Investment Corporation II
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations
Net investment income	$58,542	$57,785	$174,764	$178,239
Net realized gain (loss) on investments and foreign currency	(7,485)	18,950	(47,813)	(11,025)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	(76,448)	(40,039)	(35,665)	(145,973)
Net change in unrealized gain (loss) on foreign currency	3,169	(693)	504	84
Net increase (decrease) in net assets resulting from operations	(22,222)	36,003	91,790	21,325
Stockholder distributions(2)
Distributions to stockholders	(61,698)	(61,137)	(183,920)	(183,436)
Net decrease in net assets resulting from stockholder distributions	(61,698)	(61,137)	(183,920)	(183,436)
Capital share transactions(3)
Reinvestment of stockholder distributions	25,011	27,211	75,709	84,192
Repurchases of common stock	—	(28,023)	(52,233)	(86,976)
Net increase (decrease) in net assets resulting from capital share transactions	25,011	(812)	23,476	(2,784)
Total increase (decrease) in net assets	(58,909)	(25,946)	(68,654)	(164,895)
Net assets at beginning of period	2,557,664	2,714,072	2,567,409	2,853,021
Net assets at end of period	$2,498,755	$2,688,126	$2,498,755	$2,688,126

(1)
See Note 7 for a discussion of these financial instruments.

(2)
See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)
See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$91,790	$21,325
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,157,274)	(1,063,874)
Paid-in-kind interest	(16,052)	(13,547)
Proceeds from sales and repayments of investments	1,213,529	1,190,908
Net realized (gain) loss on investments	48,582	10,805
Net change in unrealized (appreciation) depreciation on investments	23,461	145,973
Net change in unrealized (appreciation) depreciation on interest rate swaps	12,204	—
Accretion of discount	(8,246)	(6,215)
Amortization of deferred financing costs and discount	3,058	5,192
Unrealized (gain) loss on borrowings in foreign currency	(530)	186
(Increase) decrease in receivable for investments sold and repaid	(8,153)	(4,737)
(Increase) decrease in interest receivable	(7,986)	2,269
(Increase) decrease in receivable on interest rate swaps	(978)	—
(Increase) decrease in deferred merger costs	(911)	—
(Increase) decrease in prepaid expenses and other assets	(50)	719
Increase (decrease) in payable for investments purchased	11,452	32,804
Increase (decrease) in management fees payable	(521)	(5,028)
Increase (decrease) in subordinated income incentive fees payable	(751)	(7,190)
Increase (decrease) in administrative services expense payable	1,241	179
Increase (decrease) in interest payable	(2,614)	24
Increase (decrease) in directors’ fees payable	(145)	23
Increase (decrease) in interest rate swap income payable	1,130	—
Increase (decrease) in other accrued expenses and liabilities	(2,076)	(1,827)
Net cash provided by (used in) operating activities	200,160	307,989
Cash flows from financing activities
Repurchases of common stock	(52,233)	(86,976)
Stockholder distributions	(107,591)	(98,366)
Borrowings under credit facilities(1)	765,000	436,346
Repayments of credit facilities(1)	(826,350)	(727,617)
Deferred financing costs paid	(2,392)	(4,411)
Net cash provided by financing activities	(223,566)	(481,024)
Total increase (decrease) in cash	(23,406)	(173,035)
Cash, restricted cash and foreign currency at beginning of period	150,458	460,409
Cash, restricted cash and foreign currency at end of period(2)	$127,052	$287,374
Supplemental disclosure
Non-cash purchase of investments	$(35,333)	$(267,992)
Non-cash sale of investments	$35,333	$267,992
Distributions reinvested	$75,709	$84,192
Local and excise taxes paid	$2,098	$2,584

(1)
See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2019 and 2018, the Company paid $78,603 and $72,742 respectively, in interest expense on the credit facilities.

(2)
As of September 30, 2019, balance includes cash and foreign currency of  $109,662 and restricted cash and collateral of  $17,390.

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.4%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	10.5%		11/18/23		$31,016	$31,016	$30,949
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	10.5%		11/18/23		42,984	42,984	42,892
Abaco Energy Technologies LLC	(h)(i)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20		23,366	23,070	23,133
ABB CONCISE Optical Group LLC	(s)	Retailing	L+500	1.0%	6/15/23		2,747	2,756	2,620
Accuride Corp	(j)(s)	Capital Goods	L+525	1.0%	11/17/23		4,072	3,500	3,443
Acosta Holdco Inc	(h)(k)(l)(s)	Commercial & Professional Services	L+325	1.0%	9/26/21		6,592	5,281	2,068
Advanced Lighting Technologies Inc	(t)	Materials	L+750	1.0%	10/4/22		9,056	8,044	8,128
Advantage Sales & Marketing Inc	(i)(s)	Commercial & Professional Services	L+325	1.0%	7/23/21		15,250	14,734	14,280
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+625	1.0%	10/31/23		123,603	123,603	124,839
All Systems Holding LLC	(n)	Commercial & Professional Services	L+625	1.0%	10/31/23		214	214	216
Altus Power America Inc	(i)	Energy	L+750	1.5%	9/30/21		3,750	3,750	3,642
American Tire Distributors Inc	(s)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		634	599	630
American Tire Distributors Inc	(s)	Automobiles & Components	L+750	1.0%	9/2/24		4,001	3,494	3,536
Ammeraal Beltech Holding BV	(m)(s)	Capital Goods	E+375		7/30/25		€1,491	1,725	1,575
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.3%	6/15/23		$2,302	2,248	2,300
Apex Group Limited	(i)(m)	Diversified Financials	L+650	1.3%	6/15/25		7,471	7,346	7,464
Apex Group Limited	(i)(m)	Diversified Financials	L+700	1.0%	6/15/25		27,386	27,281	27,359
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+700	1.3%	6/15/25		15,447	15,180	15,432
Apex Group Limited	(m)	Diversified Financials	L+700	1.5%	6/15/25		£22,253	28,265	27,507
Arrotex Australia Group Pty Ltd	(m)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47,322	32,473	31,447
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23		$865	865	865
Aspect Software Inc	(h)	Software & Services	L+500	1.0%	1/15/24		5,628	5,031	5,086
ATX Networks Corp	(f)(m)(s)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		26,124	25,807	24,687
AVF Parent LLC	(h)(i)(k)(l)	Retailing	L+725	1.3%	3/1/24		73,019	72,421	41,539
Belk Inc	(s)	Retailing	L+475	1.0%	12/12/22		22,403	19,982	16,479
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23		52,500	52,500	45,732
Brand Energy & Infrastructure Services Inc	(j)(s)	Capital Goods	L+425	1.0%	6/21/24		2,336	2,296	2,289
Caprock Midstream LLC	(s)	Energy	L+475		11/3/25		6,118	5,992	5,526
CEPSA Holdco (Matador Bidco)	(j)(m)(s)	Energy	L+475		6/19/26		1,877	1,858	1,884
CHS/Community Health Systems, Inc.	(g)(m)(s)	Health Care Equipment & Services	8.0%		3/15/26		7,231	7,025	7,231
Cimarron Energy Inc		Energy	L+1,000	1.0%	6/30/21		7,500	7,500	7,472
Conservice LLC	(n)	Consumer Services	L+525		11/29/24		1,702	1,687	1,690
Conservice LLC	(h)	Consumer Services	L+525		11/29/24		34,551	34,251	34,493
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Conservice LLC	(n)	Consumer Services	L+525		11/29/24	$1,446	$1,440	$1,444
Constellis Holdings LLC	(h)	Capital Goods	L+625	1.0%	4/15/22	46,970	46,401	39,779
CSafe Global		Capital Goods	L+650	1.0%	11/1/21	2,504	2,504	2,492
CSafe Global	(n)	Capital Goods	L+650	1.0%	11/1/21	3,757	3,757	3,738
CSafe Global	(f)(g)(h)	Capital Goods	L+650	1.0%	10/31/23	59,456	59,456	59,159
CSafe Global	(n)	Capital Goods	L+650	1.0%	10/31/23	12,522	12,522	12,459
CSM Bakery Products	(i)(j)(s)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,545	5,444	5,185
Dayton Superior Corp	(i)(s)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	3,560	3,523	1,869
Diamond Resorts International Inc	(i)(s)	Consumer Services	L+375	1.0%	9/2/23	13,979	13,729	13,651
Distribution International Inc	(s)	Retailing	L+575	1.0%	12/15/23	3,381	3,252	3,178
Eagle Family Foods Inc		Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1,742	1,727	1,675
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2,384	2,364	2,293
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24	27,162	26,908	26,124
Eagleclaw Midstream Ventures LLC	(i)(s)	Energy	L+425	1.0%	6/24/24	11,368	10,891	10,479
EIF Van Hook Holdings LLC	(i)(s)	Energy	L+525		9/5/24	7,099	6,976	6,913
Electronics For Imaging Inc	(i)(s)	Technology Hardware & Equipment	L+500		7/23/26	15,483	14,723	14,477
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+650	1.0%	11/17/22	87,525	87,525	87,546
Entertainment Benefits Group LLC		Media & Entertainment	L+575	1.0%	9/30/24	587	587	587
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	2,347	2,347	2,347
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/25	17,555	17,336	17,336
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,877	1,862	1,877
Fairway Group Holdings Corp		Food & Staples Retailing	12.0% PIK (12.0% Max PIK)	1.0%	11/27/23	3,364	3,364	3,086
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)	1.0%	11/28/23	2,118	1,733	93
Foresight Energy LLC	(h)(k)(l)(m)(s)	Materials	L+575	1.0%	3/28/22	10,319	10,308	5,684
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	50,517	50,517	47,532
FullBeauty Brands Holdings Corp		Retailing	L+1,000	1.0%	2/7/22	188	188	183
FullBeauty Brands Holdings Corp	(s)	Retailing	L+900	1.0%	2/7/24	1,094	1,069	574
HM Dunn Co Inc	(h)(k)(l)(t)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	47,668	38,571	16,743
HM Dunn Co Inc	(t)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	2,775	2,775	2,775
HM Dunn Co Inc	(n)(t)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	1,644	1,644	1,644
Hudson Technologies Co	(m)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	49,946	49,572	27,845
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,370	35,370	35,478
Industria Chimica Emiliana Srl	(m)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€51,357	54,749	54,327
Industria Chimica Emiliana Srl	(m)(n)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	7,285	7,973	7,707
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10,863	$10,863	$11,949
J S Held LLC		Insurance	L+600	1.0%	7/1/25	274	271	271
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	3,638	3,604	3,602
J S Held LLC		Insurance	L+600	1.0%	7/1/25	34,109	33,791	33,767
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	8,372	8,372	8,289
JC Penney Corp Inc	(m)(s)	Retailing	L+425	1.0%	6/23/23	1,180	1,134	1,032
Jo-Ann Stores Inc	(i)(s)	Retailing	L+500	1.0%	10/20/23	4,877	4,869	3,379
Jostens Inc	(s)	Consumer Services	L+550		12/19/25	3,477	3,381	3,474
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,946	72,467	75,134
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	114,695	114,696	113,548
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	5,082	5,082	5,031
Laird PLC	(j)(m)(s)	Technology Hardware & Equipment	L+450		7/9/25	402	369	370
Greystone Equity Member Corp	(m)	Diversified Financials	L+725	3.8%	4/1/26	41,393	41,393	41,031
Greystone Equity Member Corp	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	3,607	3,607	3,575
LD Intermediate Holdings Inc	(i)(s)	Software & Services	L+588	1.0%	12/9/22	15,513	14,655	15,422
Lipari Foods LLC	(h)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	121,573	120,672	121,435
Lipari Foods LLC	(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	25,220	25,220	25,191
MB Precision Holdings LLC	(g)(t)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,441	21,118	21,441
Mitel US Holdings Inc	(i)(s)	Technology Hardware & Equipment	L+450		11/30/25	119	118	111
Monitronics International Inc	(j)(s)	Commercial & Professional Services	L+650	1.3%	3/29/24	15,184	14,658	14,030
Monitronics International Inc	(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	5,166	5,166	5,179
Monitronics International Inc	(n)(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	29,673	29,673	29,747
Monitronics International Inc	(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	17,653	17,653	17,808
Multi-Color Corp	(m)(s)	Commercial & Professional Services	6.8%		7/15/26	4,012	4,012	4,180
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,844	10,909
NaviHealth Inc.	(i)(s)	Health Care Equipment & Services	L+500		8/1/25	14,998	14,385	14,960
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+650	1.0%	9/2/22	24,832	24,832	24,739
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/22	17,792	17,792	17,725
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+794	1.0%	9/2/22	51,188	51,188	50,995
One Call Care Management Inc	(s)	Insurance	L+400	1.0%	11/27/20	252	225	222
One Call Care Management Inc	(s)	Insurance	L+525	1.0%	11/27/22	5,790	4,942	4,584
P2 Energy Solutions, Inc.	(s)	Software & Services	L+400	1.0%	10/30/20	73	73	73
PAE Holding Corp	(s)	Capital Goods	L+550	1.0%	10/20/22	1,944	1,954	1,953
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Peak 10 Holding Corp	(g)(s)	Telecommunication Services	L+350		8/1/24		$10,984	$10,289	$9,522
PF Chang’s China Bistro Inc	(s)	Consumer Services	L+625		3/1/26		5,788	5,734	4,949
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (4.3% Max PIK)	1.5%	4/28/22		66,372	66,372	66,787
Power Distribution Inc	(f)	Capital Goods	L+725	1.3%	1/25/23		41,950	41,950	37,702
Production Resource Group LLC	(f)(g)(h)(i)	Media & Entertainment	L+700	1.0%	8/21/24		207,992	207,993	183,293
Project Marron	(m)	Consumer Services	L+625		7/3/25	A$	18,162	11,850	12,253
Project Marron	(m)	Consumer Services	L+625		7/2/25	C$	14,265	10,874	10,772
Propulsion Acquisition LLC	(f)(h)(i)(s)	Capital Goods	L+600	1.0%	7/13/21		$52,322	51,339	51,798
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+769	1.0%	11/25/21		56,025	55,992	56,025
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	9/2/24		59,724	59,254	58,712
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		6,874	6,874	6,689
Safariland LLC		Capital Goods	L+725	1.1%	11/18/23		1,181	1,181	1,134
Safariland LLC	(g)(h)	Capital Goods	L+775	1.1%	11/18/23		69,053	69,053	66,291
Savers Inc		Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		26,213	25,912	25,948
Savers Inc		Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.0%	3/28/24	C$	36,402	26,804	27,716
Sequa Corp	(i)(j)(s)	Materials	L+500	1.0%	11/28/21		$20,958	20,740	20,814
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,137	12,137	12,258
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	70,700
Sequential Brands Group Inc.	(g)	Consumer Durables & Apparel	L+875		2/7/24		117,336	115,562	116,309
SI Group Inc	(s)	Materials	L+475		10/15/25		1,219	1,179	1,187
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+550		8/4/25		2,724	2,689	2,643
Smart & Final Stores LLC	(i)(m)(s)	Food & Staples Retailing	L+675		6/20/25		17,744	16,016	16,251
Smart Foodservice	(m)(s)	Food & Staples Retailing	L+475		6/20/26		2,522	2,497	2,535
Sorenson Communications LLC	(g)(i)(s)	Telecommunication Services	L+650		4/29/24		54,547	52,504	54,615
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	50,049	38,727	38,243
Sungard Availability Services Capital Inc		Software & Services	L+750	1.0%	2/3/22		$634	615	656
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		634	615	656
Sutherland Global Services Inc	(h)(i)(m)(s)	Software & Services	L+538	1.0%	4/23/21		12,922	12,538	12,829
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,807	19,807	19,806
Tangoe LLC	(h)	Software & Services	L+650	1.0%	11/28/25		51,439	50,970	51,500
Team Health Inc	(s)	Health Care Equipment & Services	L+275	1.0%	2/6/24		77	71	64
Torrid Inc	(g)	Retailing	L+675	1.0%	12/14/24		20,060	19,845	19,853
Total Safety US Inc	(s)	Capital Goods	L+600	1.0%	8/16/25		3,570	3,220	3,380
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Trace3 Inc	(f)(g)(h)(i)	Software & Services	L+675	1.0%	8/3/24	$160,168	$160,168	$157,165
Vertiv Group Corp	(j)(s)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	10,983	10,548	10,479
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25	79,290	78,744	78,751
Vivint Inc	(i)(s)	Commercial & Professional Services	L+500		4/1/24	18,443	18,402	18,121
Warren Resources Inc	(t)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	14,772	14,772	14,772
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22	42,041	42,041	42,461
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22	4,929	4,929	4,978
Total Senior Secured Loans—First Lien							3,304,396	3,165,110
Unfunded Loan Commitments							(181,564)	(181,564)
Net Senior Secured Loans—First Lien							3,122,832	2,983,546
Senior Secured Loans—Second Lien—17.6%
Access CIG LLC	(s)	Software & Services	L+775		2/27/26	1,326	1,341	1,326
Advantage Sales & Marketing Inc	(s)	Commercial & Professional Services	L+650	1.0%	7/25/22	2,291	2,080	1,992
American Bath Group LLC	(i)(s)	Capital Goods	L+975	1.0%	9/30/24	7,000	6,640	7,000
Ammeraal Beltech Holding BV	(h)(m)	Capital Goods	L+800		7/27/26	52,309	51,350	50,704
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	26,665	26,665	26,536
athenahealth Inc	(h)	Health Care Equipment & Services	L+850		2/11/27	65,229	64,621	65,800
BCA Marketplace PLC	(j)(m)	Retailing	L+825		9/4/27	€30,091	36,654	36,654
Bellatrix Exploration Ltd	(m)	Energy	8.5%		9/11/23	$1,872	1,872	1,872
Bellatrix Exploration Ltd	(k)(l)(m)	Energy	8.5%		9/11/23	4,500	4,127	1,473
Byrider Finance LLC		Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	29,808	29,808	29,733
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	16,160
Electronics For Imaging Inc	(i)(s)	Technology Hardware & Equipment	L+900		7/23/27	3,871	3,680	3,581
Emerald Performance Materials LLC	(j)(s)	Materials	L+775	1.0%	8/1/22	4,457	4,434	4,401
Excelitas Technologies Corp	(s)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	5,793	5,828	5,812
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)	1.0%	2/24/24	1,895	1,520	—
Gruden Acquisition Inc	(h)(s)	Transportation	L+850	1.0%	8/18/23	15,000	14,573	14,919
LBM Borrower LLC	(f)(h)(i)(s)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,118	28,874
Misys Ltd	(j)(m)(s)	Software & Services	L+725	1.0%	6/13/25	4,670	4,646	4,486
NEP Broadcasting LLC	(s)	Media & Entertainment	L+700		10/19/26	1,683	1,652	1,652
OEConnection LLC		Software & Services	L+825		9/25/27	21,374	21,161	21,161
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)	1.0%	4/11/24	13,003	12,904	10,616
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25	2,615	2,586	2,456
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
P2 Energy Solutions, Inc.	(i)(s)	Software & Services	L+800	1.0%	4/30/21	$14,500	$14,582	$14,119
Paradigm Acquisition Corp	(s)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,591
Peak 10 Holding Corp	(i)(s)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,644	4,303
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,390	40,826
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17,990	17,828	17,685
Sequa Corp	(i)(s)	Materials	L+900	1.0%	4/28/22	7,462	7,424	7,364
SIRVA Worldwide Inc	(i)(s)	Commercial & Professional Services	L+950		8/3/26	2,494	2,322	2,170
SMG/PA	(s)	Consumer Services	L+700		1/23/26	3,641	3,669	3,696
Sorenson Communications LLC	(h)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	5,364	5,196	5,364
Titan Energy LLC	(h)(k)(l)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	91,946	67,595	913
WireCo WorldGroup Inc	(s)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,172	5,064
Total Senior Secured Loans—Second Lien							520,677	440,303
Other Senior Secured Debt—8.1%
Advanced Lighting Technologies Inc	(k)(l)(t)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	13,773	10,663	—
Artesyn Embedded Technologies Inc	(s)	Technology Hardware & Equipment	9.8%		10/15/20	2,238	2,183	2,249
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,326
Enterprise Development Authority	(s)	Consumer Services	12.0%		7/15/24	3,356	3,483	3,692
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,474	45,618
Frontier Communications Corp	(m)(s)	Telecommunication Services	8.5%		4/1/26	10,722	10,397	10,748
Genesys Telecommunications Laboratories Inc	(s)	Technology Hardware & Equipment	10.0%		11/30/24	144	157	156
JC Penney Corp Inc	(m)(s)	Retailing	5.7%		6/1/20	126	118	119
JW Aluminum Co	(h)(s)(t)	Materials	10.3%		6/1/26	33,001	33,001	34,899
Lycra	(g)(m)(s)	Consumer Durables & Apparel	7.5%		5/1/25	6,732	6,732	6,076
Mood Media Corp	(h)(t)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	40,563	39,448	39,813
MultiPlan Inc	(s)	Health Care Equipment & Services	7.1%		6/1/24	6,952	7,001	6,439
PAREXEL International Corp	(s)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	72	70	67
Pattonair Holdings Ltd	(m)(s)	Capital Goods	9.0%		11/1/22	6,767	6,946	7,122
Ply Gem Holdings Inc	(s)	Capital Goods	8.0%		4/15/26	7,807	7,481	7,709
Sungard Availability Services Capital Inc	(f)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	3,311	3,311	3,311
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,338
Vivint Inc	(g)(h)(s)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,115	11,335
Vivint Inc	(h)(s)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,786	6,542
Total Other Senior Secured Debt							210,699	202,559

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—9.6%
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	$206	$206	$206
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(h)(i)(s)	Energy	10.0%		4/1/22	26,026	26,026	26,148
athenahealth Inc		Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	35,521	35,521	35,751
Avantor Inc	(i)(s)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	25,000	25,633	28,156
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1,765	1,765	1,765
ClubCorp Club Operations Inc	(h)(s)	Consumer Services	8.5%		9/15/25	10,733	10,394	9,043
Craftworks Rest & Breweries Group Inc		Consumer Services			11/1/24	4,907	4,863	4,397
Diamond Resorts International Inc	(s)	Consumer Services	10.8%		9/1/24	3,048	3,177	3,155
GFL Environmental Inc	(m)(s)	Commercial & Professional Services	8.5%		5/1/27	8,827	9,070	9,809
Hub International Ltd	(s)	Insurance	7.0%		5/1/26	3,518	3,471	3,628
Intelsat Jackson Holdings SA	(m)(s)	Media & Entertainment	5.5%		8/1/23	5,752	5,258	5,395
Ken Garff Automotive LLC	(s)	Retailing	7.5%		8/15/23	6,004	6,048	6,312
Kenan Advantage Group Inc	(s)	Transportation	7.9%		7/31/23	7,434	6,302	6,691
LifePoint Hospitals Inc	(s)	Health Care Equipment & Services	9.8%		12/1/26	9,789	9,850	10,498
Montage Resources Corp	(m)(s)	Energy	8.9%		7/15/23	8,175	8,077	6,295
Nouryon (fka Akzo Nobel Specialty Chemicals)	(m)(s)	Materials	8.0%		10/1/26	6,305	6,284	6,321
Plastipak Holdings Inc	(s)	Materials	6.3%		10/15/25	974	913	816
Quorum Health Corp	(s)	Health Care Equipment & Services	11.6%		4/15/23	2,396	2,385	2,162
SRS Distribution Inc	(h)(s)	Capital Goods	8.3%		7/1/26	11,667	11,489	11,930
Stars Group Holdings BV	(m)(s)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,535
Team Health Inc	(s)	Health Care Equipment & Services	6.4%		2/1/25	6,901	6,047	4,803
Vertiv Group Corp	(h)(s)	Technology Hardware & Equipment	9.3%		10/15/24	16,559	16,405	16,042
Vivint Inc	(h)(s)	Commercial & Professional Services	8.8%		12/1/20	9,300	9,026	9,149
York Risk Services Group Inc	(h)(i)(s)	Insurance	8.5%		10/1/22	28,876	27,374	29,490
Total Subordinated Debt							237,022	239,497

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—4.9%
Abacus JV, Private Equity	(m)	Insurance				12,746,354	$12,746	$12,746
Altavair NewCo, Private Equity	(m)	Capital Goods				5,293,732	5,294	5,865
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK (5.0% Max PIK)		10/3/23	1,107,723	1,108	1,108
Australis Maritime, Common Stock	(l)(m)	Transportation				5,448,630	5,449	5,449
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1,102	1,041	1,086
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$7,007	6,618	6,902
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,448	1,368	1,426
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,363	1,288	1,343
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$8,229	7,773	8,106
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$1,832	1,731	1,805
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$189	179	186
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,456	1,376	1,434
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$705	665	694
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$157	148	155
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$2,608	2,463	2,568
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				7,806,703	7,807	586
Home Partners JV, Structured Mezzanine	(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$13,030	13,030	13,030
Home Partners JV, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$13,030	13,030	13,030
Home Partners JV, Common Stock	(l)(m)	Real Estate				6,514,831	6,515	6,733
Home Partners JV, Private Equity	(l)(m)(s)	Real Estate				351,531	352	25
Lenovo Group Ltd, Structured Mezzanine	(m)	Technology Hardware & Equipment	8.0%		6/22/22	€4,618	5,251	5,036
Lenovo Group Ltd, Structured Mezzanine	(m)	Technology Hardware & Equipment	8.0%		6/22/22	$9,705	9,705	9,705
Lenovo Group Ltd, Structured Mezzanine	(m)	Technology Hardware & Equipment	12.0%		6/22/22	€2,939	3,342	3,205
Lenovo Group Ltd, Structured Mezzanine	(m)	Technology Hardware & Equipment	12.0%		6/22/22	$6,176	6,176	6,176
NewStar Clarendon 2014-1A Class D	(l)(m)	Diversified Financials			1/25/27	$12,140	7,180	5,564
Pretium Partners LLC P2, Structured Mezzanine	(m)	Real Estate	9.5%		5/29/25	$14,115	14,115	14,248
Sofi Lending Corp, 2019-C R1	(m)	Diversified Financials			11/16/48	$13,283	7,523	7,518
Toorak Capital Funding LLC, Membership Interest	(m)	Diversified Financials				$339	339	339
Total Asset Based Finance							143,612	136,068
Unfunded Commitments							(13,030)	(13,030)
Net Asset Based Finance							130,582	123,038
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Equity/Other—10.7%
Abaco Energy Technologies LLC, Common Stock	(l)	Energy				3,055,556	$3,056	$1,163
Abaco Energy Technologies LLC, Preferred Stock	(l)	Energy				12,734,481	637	6,297
Advanced Lighting Technologies Inc, Common Stock	(l)(t)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(t)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock	(l)	Commercial & Professional Services				1,240,204	1,201	1,448
Ascent Resources Utica Holdings LLC / ARU Finance Corp, CommonStock	(l)(o)	Energy				13,556	12,900	3,104
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				115,178,571	25,800	26,376
ASG Technologies, Common Stock	(l)(t)	Software & Services				625,178	13,475	34,710
ASG Technologies, Warrant	(l)(t)	Software & Services			6/27/22	253,704	7,231	8,568
Aspect Software Inc, Common Stock	(h)(l)	Software & Services				304,599	494	471
Aspect Software Inc, Warrant	(h)(l)	Software & Services			1/15/24	304,120	—	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	67
Bellatrix Exploration Ltd, Warrant	(l)(m)	Energy			9/11/23	127,489	—	—
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Catalina Marketing Corp, Common Stock	(l)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	73
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	290
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,688
Crossmark Holdings Inc, Warrant	(i)(l)	Commercial & Professional Services				7,007	—	—
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	768
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	2,192
Envigo Laboratories Inc, Series A Warrant	(h)(l)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(h)(l)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(l)(p)	Energy				13,000	13,000	1,905
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	361
FourPoint Energy LLC, Common Stock, Class E—II Units	(l)(p)	Energy				29,730	7,432	4,355
FourPoint Energy LLC, Common Stock, Class E—III Units	(l)(p)	Energy				43,875	10,969	6,428
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	1,038
FullBeauty Brands Holdings Corp, Common Stock	(l)	Retailing				5,583	26	—
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	2,320
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(t)	Capital Goods				12,857	—	—
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)(t)	Capital Goods				12,857	$—	$—
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449	1,449	1,739
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				27	—	781
JW Aluminum Co, Common Stock	(e)(i)(l)(t)	Materials				548	—	—
JW Aluminum Co, Preferred Stock	(e)(i)(t)	Materials	12.5% PIK		2/15/28	62,275,520	37,856	67,741
MB Precision Holdings LLC, Class A—2 Units	(g)(h)(l)(p)(t)	Capital Goods				6,655,178	2,288	—
MB Precision Holdings LLC, Preferred Stock	(g)(l)(t)	Capital Goods				41,778,909	8,774	5,138
Mood Media Corp, Common Stock	(l)(t)	Media & Entertainment				17,400,835	12,644	1,810
North Haven Cadence Buyer Inc, Common Stock	(l)	Consumer Services				2,916,667	2,917	6,781
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,912,147	2,495	291
Professional Plumbing Group Inc, Common Stock	(e)(l)	Materials				3,000,000	3,000	6,465
Ridgeback Resources Inc, Common Stock	(e)(l)(m)	Energy				817,308	5,022	4,135
Sequential Brands Group Inc., Common Stock	(e)(l)(s)	Consumer Durables & Apparel				408,685	5,517	91
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796	—	33,201
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364	5,227	7,465
Sungard Availability Services Capital Inc, Common Stock	(f)(l)	Software & Services				57,588	4,025	3,674
Sunnova Energy International Inc, Common Stock	(l)(s)	Energy				195,017	2,194	2,096
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000	2,010	481
Templar Energy LLC, Common Stock	(e)(l)(p)(s)	Energy				717,718	6,101	449
Templar Energy LLC, Preferred Stock	(e)(l)(s)	Energy				475,758	4,751	—
Titan Energy LLC, Common Stock	(e)(l)(s)	Energy				200,039	6,322	6
Trace3 Inc, Common Stock	(l)	Software & Services				33,216	332	892
Warren Resources Inc, Common Stock	(l)(t)	Energy				2,371,337	11,145	6,071
White Star Petroleum LLC, Common Stock	(l)(p)	Energy				1,613,753	1,372	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(l)	Software & Services				620,025	4,929	6,922
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932	4,929	6,268
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590	—	218
Total Equity/Other							258,254	266,337
TOTAL INVESTMENTS—170.3%							$4,480,066	4,255,280
LIABILITIES IN EXCESS OF OTHER ASSETS—(70.3%)								(1,756,525)
NET ASSETS—100.0%								$2,498,755

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

A summary of outstanding financial instruments as of September 30, 2019 is as follows:
Interest rate swaps
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(4,427)	$(4,427)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(2,206)	(2,206)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(4,860)	(4,860)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,454)	(2,454)
					$—	$(13,947)	$(13,947)

(a)
Security may be an obligation of one or more entities affiliated with the named company.

(b)
Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2019, the three-month London Interbank Offered Rate, or LIBOR, or “L”, was 2.09%, the Euro Interbank Offered Rate, or EURIBOR, or “E”, was (0.42)%, Canadian Dollar Offer Rate, or CDOR, or “C”, was 1.97%, Australian Bank BIll Swap Bid Rate, or BBSY, or “B”, was 0.95% and the U.S. Prime Lending Rate, or Prime, or “P”, was 5.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

(j)
Position or portion thereof unsettled as of September 30, 2019.

(k)
Security was on non-accrual status as of September 30, 2019.

(l)
Security is non-income producing.

(m)
The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, 84.4% of the Company’s total assets represented qualifying assets.

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

FS Investment Corporation II

Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2019
(in thousands, except share amounts)

(t)
Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$9,125	$172	$(69)	$8	$(1,108)	$8,128	$695	$—	$—
HM Dunn Co Inc	7,022	—	—	—	9,721	16,743	—	—	—
HM Dunn Co Inc (4)	—	2,775	—	—	—	2,775	87	133	43
MB Precision Holdings LLC	21,339	1,248	(671)	177	(652)	21,441	1,938	365	—
Warren Resources Inc	14,652	120	—	—	—	14,772	1,299	120	—
Other Senior Secured Debt							—
Advanced Lighting Technologies Inc	3,630	—	—	—	(3,630)	—	—	—	—
JW Aluminum Co	32,919	—	—	—	1,980	34,899	2,537	—	—
Mood Media Corp	28,478	47,387	(36,322)	—	270	39,813	4,042	1,139	—
Equity/Other
Advanced Lighting Technologies Inc, Common Equity	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Equity	31,743	—	—	—	2,967	34,710	—	—	—
ASG Technologies, Warrants	7,364	—	—	—	1,204	8,568	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43,890	5,816	—	—	18,035	67,741	5,575	5,492	—
MB Precision Holdings LLC, Class A-2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5,826	174	—	—	(862)	5,138	—	—	—
Mood Media Corp, Common Stock	15,842	—	—	—	(14,032)	1,810	—	—	—
Warren Resources Inc, Common Stock	5,573	—	—	—	498	6,071	—	—	—
Total	$227,403	$57,692	$(37,062)	$185	$14,391	$262,609	$16,173	$7,249	$43

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

(3)
Interest, PIK and fee income presented for the nine months ended September 30, 2019.

(4)
Security includes a partially unfunded commitment as of September 30, 2019 with an amortized cost of  $1,644 and a fair value of  $1,644.

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Constellis Holdings LLC / Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	$47,325	$46,621	$46,615
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	626	626	632
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	5,635	5,635	5,691
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53,605	53,605	54,141
CSM Bakery Products	(i)(t)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5,217	5,071	4,845
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135,734	135,734	133,019
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17,312	17,312	16,620
Dayton Superior Corp	(i)(t)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11,790	11,585	9,874
Diamond Resorts International Inc	(i)(t)	Consumer Services	L+375	1.0%	9/2/23	14,085	13,795	13,170
Distribution International Inc	(t)	Retailing	L+500	1.0%	12/15/21	3,398	3,247	3,024
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4,126	4,084	3,516
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27,368	27,082	26,950
Eagleclaw Midstream Ventures LLC	(i)(j)(t)	Energy	L+425	1.0%	6/24/24	11,455	10,917	10,747
EIF Van Hook Holdings LLC	(i)(t)	Energy	L+525		9/5/24	7,378	7,234	7,184
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	88,200	88,200	88,361
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	1,964	1,733	258
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	3,072	3,072	2,984
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	212	210	212
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	455	455	455
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1,070	1,055	1,070
Foresight Energy LLC	(h)(m)(t)	Materials	L+575	1.0%	3/28/22	10,591	10,575	10,423
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	5,051	5,051	4,989
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47,253	47,253	46,671
FullBeauty Brands Holdings Corp	(k)(l)(t)	Retailing	L+475	1.0%	10/14/22	4,910	4,574	1,495
Gulf Finance LLC	(i)(t)	Energy	L+525	1.0%	8/25/23	4,687	4,585	3,615
HM Dunn Co Inc	(h)(k)(l)(u)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	43,885	38,571	7,022
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50,717	50,286	36,262
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35,640	35,640	34,656
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118,840	118,840	118,098
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11,522	11,522	11,522
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2,793	2,775	2,803
JC Penney Corp Inc	(m)(t)	Retailing	L+425	1.0%	6/23/23	1,205	1,149	1,034
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	$121,947	$121,947	$121,947
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35,269	35,268	35,269
Jo-Ann Stores Inc	(i)(t)	Retailing	L+500	1.0%	10/20/23	5,013	5,004	4,794
Jostens Inc	(j)(t)	Consumer Services	L+550		12/19/25	3,663	3,552	3,574
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72,696	72,140	74,877
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110,681	110,681	108,329
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9,849	9,849	9,639
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	38,356	38,356	38,644
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	6,644	6,644	6,694
LD Intermediate Holdings Inc	(i)(t)	Software & Services	L+588	1.0%	12/9/22	16,150	15,058	14,656
MB Precision Holdings LLC	(g)(h)(k)(l)(u)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21,339	20,364	21,339
Mitel US Holdings Inc	(i)(t)	Technology Hardware & Equipment	L+450		11/30/25	4,559	4,548	4,431
Monitronics International Inc	(j)(m)(t)	Commercial & Professional Services	L+550	1.0%	9/30/22	3,838	3,702	3,442
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10,891	10,824	10,842
NaviHealth Inc.	(i)(j)(t)	Health Care Equipment & Services	L+500		8/1/25	15,111	14,437	14,318
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2,625	2,625	2,625
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/24	14,762	14,762	14,614
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24	51,187	51,187	50,676
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24	10,500	10,500	10,395
P2 Energy Solutions, Inc.	(t)	Energy	L+400	1.3%	10/30/20	74	73	71
PAE Holding Corp	(j)(t)	Capital Goods	L+550	1.0%	10/20/22	9	9	9
Panda Liberty LLC	(f)(g)(t)	Energy	L+650	1.0%	8/21/20	11,515	11,525	10,383
Peak 10 Holding Corp	(j)(t)	Telecommunication Services	L+325	1.0%	8/1/24	8,965	8,329	8,181
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22	66,842	66,842	68,262
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23	44,021	44,021	44,021
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24	207,992	207,992	204,352
Propulsion Acquisition LLC	(f)(h)(i)(t)	Capital Goods	L+600	1.0%	7/13/21	58,267	56,734	57,684
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21	56,025	55,983	56,166
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24	55,015	54,490	54,850
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23	7,165	7,165	6,673
Rogue Wave Software Inc	(h)	Software & Services	L+843	1.0%	9/25/21	72,434	72,434	72,343
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23	70,234	70,234	62,947
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Savers Inc	(t)	Retailing	L+375	1.3%	7/9/19		$1,539	$1,529	$1,473
Sequa Corp	(i)(j)(t)	Materials	L+500	1.0%	11/28/21		18,467	18,212	17,705
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12,229	12,229	12,448
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70,000	70,000	71,247
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118,929	116,976	118,929
SI Group Inc	(j)(t)	Materials	L+475		10/15/25		2,922	2,814	2,820
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+550		8/2/25		2,776	2,737	2,728
Sorenson Communications LLC	(f)(g)(h)(j)(t)	Telecommunication Services	L+575	2.3%	4/30/20		107,393	107,217	106,991
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104,545	104,545	105,591
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	56,874	44,009	42,101
Strike LLC	(i)(t)	Energy	L+800	1.0%	11/30/22		$4,285	4,191	4,290
Sungard Availability Services Capital Inc	(f)(t)	Software & Services	L+700	1.0%	9/30/21		10,336	10,266	8,827
Sungard Availability Services Capital Inc	(t)	Software & Services	L+1000	1.0%	10/1/22		962	918	933
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		10,564	10,143	9,974
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		2,459	2,361	2,322
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19,492	19,492	19,492
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		52,024	51,511	51,504
Team Health Inc	(j)(t)	Health Care Equipment & Services	L+275	1.0%	2/6/24		78	71	70
Trace3 Inc	(f)(g)(h)(i)	Diversified Financials	L+675	1.0%	8/5/24		161,585	161,585	159,970
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25		79,891	79,290	77,407
Vivint Inc	(i)(t)	Commercial & Professional Services	L+500		4/1/24		18,583	18,537	18,111
Warren Resources Inc	(h)(u)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14,652	14,652	14,652
York Risk Services Group Inc	(t)	Insurance	L+375	1.0%	10/1/21		980	975	919
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22		37,112	37,112	37,483
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22		6,571	6,571	6,637
Total Senior Secured Loans—First Lien								3,539,497	3,450,630
Unfunded Loan Commitments								(157,339)	(157,339)
Net Senior Secured Loans—First Lien								3,382,158	3,293,291
Senior Secured Loans—Second Lien—13.0%
Access CIG LLC	(t)	Software & Services	L+775		2/27/26		1,326	1,342	1,314
Advantage Sales & Marketing Inc	(t)	Commercial & Professional Services	L+650	1.0%	7/25/22		2,291	2,039	1,815
American Bath Group LLC	(i)(t)	Capital Goods	L+975	1.0%	9/30/24		7,000	6,588	6,965
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	$52,309	$51,285	$51,183
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25,872	25,872	25,872
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	4,500	4,076	3,979
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	1,872	1,872	1,866
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	624	624	622
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29,695	29,695	29,138
Catalina Marketing Corp	(i)(k)(l)(t)	Media	L+675	1.0%	4/11/22	10,000	9,958	237
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16,000	16,000	15,811
Crossmark Holdings Inc	(i)(k)(l)(t)	Media	L+750	1.3%	12/21/20	7,778	7,786	311
Envigo Laboratories Inc	(h)(t)	Health Care Equipment & Services	L+775		4/29/20	3,272	3,189	3,051
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1,744	1,520	—
Grocery Outlet Inc	(t)	Food & Staples Retailing	L+725		10/22/26	2,287	2,265	2,273
Gruden Acquisition Inc	(h)(t)	Transportation	L+850	1.0%	8/18/23	15,000	14,511	15,038
Jazz Acquisition Inc	(f)(t)	Capital Goods	L+675	1.0%	6/19/22	3,700	3,729	3,460
LBM Borrower LLC	(f)(i)(j)(t)	Capital Goods	L+925	1.0%	8/20/23	29,332	29,090	28,746
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	12,472	12,362	11,946
OPE Inmar Acquisition Inc	(i)(t)	Software & Services	L+800	1.0%	5/1/25	2,615	2,583	2,589
P2 Energy Solutions, Inc.	(i)(t)	Energy	L+800	1.0%	4/30/21	14,500	14,614	13,920
Paradigm Acquisition Corp	(t)	Health Care Equipment & Services	L+750		10/26/26	1,599	1,595	1,607
Peak 10 Holding Corp	(i)(j)(t)	Telecommunication Services	L+725	1.0%	8/1/25	5,814	5,630	5,247
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	46,828	46,362	46,359
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17,990	17,817	17,822
Sequa Corp	(i)(t)	Materials	L+900	1.0%	4/28/22	7,462	7,416	7,089
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+950		8/2/26	2,494	2,312	2,207
SMG/PA	(j)(t)	Consumer Services	L+700		1/23/26	3,641	3,671	3,599
Spencer Gifts LLC	(i)(t)	Retailing	L+825	1.0%	6/29/22	20,000	20,063	17,100
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	89,408	67,595	8,316
WireCo WorldGroup Inc	(t)	Capital Goods	L+900	1.0%	9/30/24	5,115	5,178	5,128
Total Senior Secured Loans—Second Lien							418,639	334,610
Unfunded Loan Commitments							(624)	(624)
Net Senior Secured Loans—Second Lien							418,015	333,986

See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—7.6%
Advanced Lighting Technologies Inc	(k)(l)(u)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	$11,342	$10,663	$3,630
Artesyn Embedded Technologies Inc	(t)	Technology Hardware & Equipment	9.8%		10/15/20	1,574	1,518	1,456
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1,333	1,333	1,286
Boyne USA Inc	(t)	Consumer Services	7.3%		5/1/25	44	46	46
DJO Finance LLC / DJO Finance Corp	(t)	Health Care Equipment & Services	8.1%		6/15/21	6,838	6,886	7,060
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46,313	45,107	45,502
Genesys Telecommunications Laboratories Inc	(t)	Technology Hardware & Equipment	10.0%		11/30/24	144	159	152
Global A&T Electronics Ltd	(i)(m)(t)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15,949	16,079	14,155
JC Penney Corp Inc	(j)(m)(t)	Retailing	5.7%		6/1/20	126	117	101
JW Aluminum Co	(h)(t)(u)	Materials	10.3%		6/1/26	33,001	33,001	32,919
Lycra	(m)(t)	Consumer Durables & Apparel	7.5%		5/1/25	3,659	3,687	3,444
Mood Media Corp	(h)(u)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	28,478	28,383	28,478
Numericable-SFR	(m)(t)	Software & Services	8.1%		2/1/27	917	917	869
Pattonair Holdings Ltd	(m)(t)	Capital Goods	9.0%		11/1/22	4,111	4,252	4,153
Ply Gem Holdings Inc	(t)	Capital Goods	8.0%		4/15/26	7,807	7,453	7,182
Sorenson Communications LLC	(h)(t)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7,058	6,952	6,987
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1,123	1,123	1,116
Talos Production LLC	(h)(t)	Energy	11.0%		4/3/22	4,500	4,701	4,376
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15,000	15,000	15,120
Vivint Inc	(h)(t)	Commercial & Professional Services	7.6%		9/1/23	7,309	6,707	5,981
Vivint Inc	(h)(t)	Commercial & Professional Services	7.9%		12/1/22	11,307	11,078	10,713
Total Other Senior Secured Debt							205,162	194,726
Subordinated Debt—8.7%
Akzo Nobel Specialty Chemicals	(m)(t)	Materials	8.0%		10/1/26	2,019	2,019	1,890
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	206	206	206
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(h)(i)(t)	Energy	10.0%		4/1/22	26,026	26,026	26,635
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(h)(t)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	6,235	5,951	6,235
Avantor Inc	(i)(t)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20,000	20,000	20,012
See notes to unaudited consolidated financial statements.

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	$1,458	$1,458	$1,458
CEC Entertainment Inc	(t)	Consumer Services	8.0%		2/15/22	18,510	18,397	16,659
ClubCorp Club Operations Inc	(h)(t)	Consumer Services	8.5%		9/15/25	10,733	10,361	9,660
Diamond Resorts International Inc	(t)	Consumer Services	10.8%		9/1/24	3,048	3,191	2,751
Eclipse Resources Corp	(m)(t)	Energy	8.9%		7/15/23	9,175	9,049	7,879
Great Lakes Dredge & Dock Corp	(m)(t)	Capital Goods	8.0%		5/15/22	5,276	5,276	5,364
Intelsat Jackson Holdings SA	(m)(t)	Media	5.5%		8/1/23	5,752	5,178	5,058
Ken Garff Automotive LLC	(t)	Retailing	7.5%		8/15/23	6,004	6,055	5,959
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+650	4.5%	9/15/25	15,000	15,000	14,682
LifePoint Hospitals Inc	(t)	Health Care Equipment & Services	9.8%		12/1/26	7,656	7,571	7,295
Logan’s Roadhouse Inc	(l)	Consumer Services			11/1/24	4,907	4,857	4,855
PF Chang’s China Bistro Inc	(h)(i)(t)	Consumer Services	10.3%		6/30/20	28,977	28,320	26,460
Quorum Health Corp	(t)	Health Care Equipment & Services	11.6%		4/15/23	2,566	2,554	2,446
Sorenson Communications LLC	(h)(t)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5,364	5,170	5,498
SRS Distribution Inc	(h)(t)	Capital Goods	8.3%		7/1/26	11,667	11,476	10,734
Stars Group Holdings BV	(m)(t)	Consumer Services	7.0%		7/15/26	1,438	1,438	1,398
Sungard Availability Services Capital Inc	(t)	Software & Services	8.8%		4/1/22	5,900	4,860	1,322
Team Health Inc	(t)	Health Care Equipment & Services	6.4%		2/1/25	6,901	5,958	5,633
Vertiv Group Corp	(h)(t)	Technology Hardware & Equipment	9.3%		10/15/24	16,584	16,411	14,760
Vivint Inc	(h)(t)	Commercial & Professional Services	8.8%		12/1/20	7,602	7,328	7,250
York Risk Services Group Inc	(h)(i)(t)	Insurance	8.5%		10/1/22	38,070	35,701	26,649
Total Subordinated Debt							259,811	238,748
Unfunded Debt Commitments							(15,000)	(15,000)
Net Subordinated Debt							244,811	223,748

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

FS Investment Corporation II

Consolidated Schedule of Investments (continued)
As of December 31, 2018
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Equity/Other—10.3%
5 Arch Income Fund 2, LLC, Common Stock	(m)(p)	Diversified Financials				8,000	$197	$400
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556	3,056	1,299
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481	637	6,686
Advanced Lighting Technologies Inc, Common Stock	(l)(u)	Materials				265,747	7,471	—
Advanced Lighting Technologies Inc, Warrant	(l)(u)	Materials			10/4/27	4,189	39	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				124	1,201	1,384
Altus Power America Inc, Common Stock	(l)	Energy				462,008	462	81
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(o)	Energy				13,555,557	12,900	3,768
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				115,178,572	25,800	32,020
ASG Technologies, Common Stock	(l)(u)	Software & Services				625,178	13,475	31,743
ASG Technologies, Warrants	(l)(u)	Software & Services			6/27/22	253,704	7,231	7,364
Aspect Software Inc, Common Stock	(l)	Software & Services				38,574	9,932	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635	116	56
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193	686	135
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000	75	32
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293	3,950	194
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000	1,289	1,125
CSafe Global, Common Stock	(l)	Capital Goods				417,400	417	584
Eastman Kodak Co, Common Stock	(l)(t)	Consumer Durables & Apparel				354	7	1
Empire Today LLC, Common Stock	(l)	Retailing				411	1,227	1,189
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626	1,016	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(l)(p)	Energy				13,000	13,000	2,909
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437	1,610	551
FourPoint Energy LLC, Common Stock, Class E—II Units	(l)(p)	Energy				29,730	7,432	6,652
FourPoint Energy LLC, Common Stock, Class E—III Units	(l)(p)	Energy				43,875	10,969	9,817
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143	8,857	3,947
Harvest Oil & Gas Corp, Common Stock	(e)(l)(t)	Energy				7,161	158	129
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667	667	1,350
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)(u)	Capital Goods				12,857	—	—
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

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization
FS Investment Corporation II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2019, the Company had various wholly-owned subsidiaries, including special purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2018 and the audited consolidated financial statements as of and for the year ended December 31, 2018 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, the Company recognized $8,609 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations. As of September 30, 2019, the Company’s derivative instruments included interest rate swaps.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019		2018
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	9,476,410	$75,709	9,802,626	$84,192
Share Repurchase Program	(6,488,628)	(52,233)	(10,072,672)	(86,976)
Net Proceeds from Share Transactions	2,987,782	$23,476	(270,046)	$(2,784)
During the period from October 1, 2019 to November 8, 2019, the Company issued 1,080,802 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of  $8,322,175 at an average price per share of  $7.70. For additional information regarding the terms of the DRP, see Note 5.
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

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its share repurchase program during the nine months ended September 30, 2019 and 2018:
For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28.0%	1.04%	$8.800	$29,993
March 31, 2018	April 2, 2018	3,367,488	21.0%	1.03%	$8.600	28,960
June 30, 2018	July 3, 2018	3,296,879	20.0%	1.01%	$8.500	28,023
Total		10,072,672				$86,976
Fiscal 2019
December 31, 2018	January 2, 2019	3,297,056	16.7%	1.01%	$8.050	$26,541
March 31, 2019	April 1, 2019	3,191,572	14.2%	0.98%	$8.050	25,692
June 30, 2019(1)	—	—	—	—	—	—
Total		6,488,628				$52,233

(1)
The Company suspended its share repurchase program on May 31, 2019.

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

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three and nine months ended September 30, 2019 and 2018:
			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2019	2018	2019	2018
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$16,735	$17,567	$51,581	$58,307
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Subordinated Incentive Fee on Income(2)	$5,045	$11,939	$24,912	$18,994
The Advisor and FSIC II Advisor	FS/KKR Advisor Investment Advisory and Administrative Services Agreement and FSIC II Advisor Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(3)	$1,833	$799	$3,387	$2,371

(1)
FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amount shown for the nine months ended September 30, 2018 is net of waivers $3,432. During the nine months ended September 30, 2019 and 2018, $52,102 and $63,335, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of September 30, 2019, $16,735 in base management fees were payable to the Advisor.

(2)
During the nine months ended September 30, 2019 and 2018, $25,663 and $26,185, respectively, of subordinated incentive fees on income were paid to the Advisor and FSIC II Advisor. As of September 30, 2019, a subordinated incentive fee on income of $5,045 was payable to the Advisor.

(3)
During the nine months ended September 30, 2019 and 2018, $2,385 and $1,992, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and FSIC II Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $284 and $164 for the nine months ended September 30, 2019 and 2018, respectively. The Company paid $2,146 and $2,192 in administrative services expenses to the Advisor and FSIC II Advisor during the nine months ended September 30, 2019 and 2018, respectively.

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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
September 30, 2018	0.1885	61,137
Total	$0.5655	$183,436
Fiscal 2019
March 31, 2019	$0.1885	$61,114
June 30, 2019	0.1885	61,108
September 30, 2019	0.1885	61,698
Total	$0.5655	$183,920
The Company intends to declare regular cash distributions on a quarterly basis and pay such distributions on a monthly basis. On October 11, 2019, the Company’s board of directors declared a regular monthly cash distribution for October 2019 in the amount of  $0.06283 per share. These distributions have been or will be paid monthly to stockholders of record as of monthly record dates previously determined by the Company’s board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company has suspended the DRP with respect to any distributions with a record date between December 1, 2019 and the closing of the Mergers.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2019 and 2018:
Nine Months Ended September 30,
	2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—
Borrowings	—	—	—	—
Net investment income(1)	183,920	100%	183,436	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—
Total	$183,920	100%	$183,436	100%

(1)
During the nine months ended September 30, 2019 and 2018, 93.3% and 94.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 1.6%, respectively, was attributable to non-cash accretion of discount and 4.7% and 4.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the nine months ended September 30, 2019 and 2018 was $173,209 and $168,957, respectively. As of September 30, 2019 and December 31, 2018, the Company had $42,556 and $53,267, respectively, of undistributed net investment income and $235,873 and $191,708, respectively, of accumulated capital losses on a tax basis.

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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the nine months ended September 30, 2019 and 2018:
	Nine Months Ended September 30,
	2019	2018
GAAP-basis net investment income	$174,764	$178,239
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	(321)	2,538
GAAP versus tax-basis impact of consolidation of certain subsidiaries	4,708	5,192
Reclassification of unamortized original issue discount, prepayment fees and other income	(6,601)	(16,781)
Other miscellaneous differences	659	(231)
Tax-basis net investment income	$173,209	$168,957
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
As of September 30, 2019 and December 31, 2018, the components of accumulated earnings on a tax basis were as follows:
	September 30, 2019 (Unaudited)	December 31, 2018
Distributable ordinary income	$42,556	$53,267
Distributable realized gains	—	—
Capital loss carryover(1)	(235,873)	(191,708)
Other temporary differences	(122)	(139)
Net unrealized appreciation (depreciation) on investments and interest rate swaps and gain (loss) on foreign currency(2)	(317,909)	(285,333)
Total	$(511,348)	$(423,913)

(1)
Net capital losses recognized may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of  $0 and $235,873, respectively.

(2)
As of September 30, 2019 and December 31, 2018, the gross unrealized appreciation on the Company’s investments and interest rate swaps and gain on foreign currency was $165,919 and $131,142, respectively. As of September 30, 2019 and December 31, 2018, the gross unrealized depreciation on the Company’s investments and interest rate swaps and loss on foreign currency was $483,828 and $416,475, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $4,561,895 and $4,645,022 as of September 30, 2019 and December 31, 2018, respectively. The aggregate net

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)

unrealized appreciation (depreciation) on a tax basis was $(317,909) and $(285,333) as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company had a deferred tax liability of  $3,261 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of  $21,489 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of  $18,228. For the nine months ended September 30, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,122,832	$2,983,546	70%	$3,382,158	$3,293,291	76%
Senior Secured Loans—Second Lien	520,677	440,303	10%	418,015	333,986	8%
Other Senior Secured Debt	210,699	202,559	5%	205,162	194,726	4%
Subordinated Debt	237,022	239,497	6%	244,811	223,748	5%
Asset Based Finance	130,582	123,038	3%	49,415	48,160	1%
Equity/Other	258,254	266,337	6%	261,044	265,369	6%
Total	$4,480,066	$4,255,280	100%	$4,560,605	$4,359,280	100%

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
As of September 30, 2019, the Company did not “control” any of its portfolio companies. As of September 30, 2019, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of September 30, 2019 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of  $194,594 and

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

unfunded equity/other commitments of  $150,447. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of  $172,963 and an unfunded commitment to purchase up to $47 in shares of preferred stock of Altus Power America Holdings, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2019 and audited consolidated schedule of investments as of December 31, 2018.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)		December 31, 2018
Industry Classification	FairValue	Percentage of Portfolio	FairValue	Percentage of Portfolio
Automobiles & Components	$35,664	1%	$34,508	1%
Capital Goods	635,808	15%	893,250	21%
Commercial & Professional Services	300,011	7%	328,760	8%
Consumer Durables & Apparel	211,872	5%	227,470	5%
Consumer Services	266,301	6%	231,589	5%
Diversified Financials	163,091	4%	277,500	6%
Energy	312,601	7%	372,720	9%
Food & Staples Retailing	145,248	3%	6,797	0%
Food, Beverage & Tobacco	96,330	2%	96,787	2%
Health Care Equipment & Services	361,148	9%	361,228	8%
Insurance	95,239	2%	117,149	3%
Materials	201,167	5%	295,084	7%
Media & Entertainment	249,886	6%	254,278	6%
Pharmaceuticals, Biotechnology & Life Sciences	113,731	3%	20,012	0%
Real Estate	34,036	1%	—	—
Retailing	313,567	7%	257,260	6%
Semiconductors & Semiconductor Equipment	—	—	14,155	0%
Software & Services	472,615	11%	339,451	8%
Technology Hardware & Equipment	102,153	2%	46,178	1%
Telecommunication Services	117,753	3%	168,930	4%
Transportation	27,059	1%	16,174	0%
Total	$4,255,280	100%	$4,359,280	100%
Credit Opportunities Partners, LLC
On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $600,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Investment Portfolio (continued)

capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP was formed to invest its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2019, the Company and SCRS have funded $0 to COP.
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2019 and December 31, 2018:
Derivative Instrument	Statement Location	Fair Value
		September 30, 2019 (Unaudited)	December 31, 2018
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	(13,947)	(1,743)
Total		$(13,947)	$(1,743)
Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2019 and 2018 are in the following locations in the consolidated statements of operations:
		Net Realized Gains (Losses)		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(290)	$—	$(290)	$—
Total		$(290)	$—	$(290)	$—

		Net Unrealized Gains (Losses)		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2019	2018	2019	2018
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(1,551)	$—	$(12,204)	$—
Total		$(1,551)	$—	$(12,204)	$—

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2019 and December 31, 2018:
As of September 30, 2019 (Unaudited)
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$6,633	$—	$—	$6,633	$—
ING Capital Markets	7,314	—	—	7,314	—
Total	$13,947	$—	$—	$13,947	$—

As of December 31, 2018
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$1,743	$—	$—	$—	$1,743
Total	$1,743	$—	$—	$—	$1,743

(1)
In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)
Net amount of derivative assets represents the net amount due from the counterparty to the Company.

(3)
Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

Interest Rate Swaps
Interest rate swap contracts are privately negotiated agreements between the Company and a counterparty. Pursuant to interest rate swap agreements, the Company makes fixed-rate payments to a counterparty in exchange for payments on a floating benchmark interest rate. Payments received or made are recorded as realized gains or losses. During the term of the outstanding swap agreement, changes in the underlying value of the swap are recorded as unrealized gains or losses. The value of the swap is determined by changes in the relationship between two rates of interest. The Company is exposed to credit loss in the event of non-performance by the swap counterparty. Risk may also arise from movements in interest rates. The Company attempts to limit counterparty risk by dealing only with well-known counterparties. The Company utilizes interest rate swaps from time to time in order to hedge a portion of its fixed-rate portfolio investments.
The average notional balance for interest rate swaps during the nine months ended September 30, 2019 was $353,407.
As of September 30, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of September 30, 2019 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(4,427)	$(4,427)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(2,206)	(2,206)
ING Capital Markets	$100,000	3-Month LIBOR	2.59%	1/14/2024	—	(4,860)	(4,860)
ING Capital Markets	$100,000	3-Month LIBOR	2.62%	1/14/2022	—	(2,454)	(2,454)
					$—	$(13,947)	$(13,947)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.78%	12/18/2023	$—	$(1,090)	$(1,090)
JP Morgan Chase Bank	$80,000	3-Month LIBOR	2.81%	12/18/2021	—	(653)	(653)
					$—	$(1,743)	$(1,743)
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
As of September 30, 2019 and December 31, 2018, the Company’s investments were categorized as follows in the fair value hierarchy:
Valuation Inputs	September 30, 2019 (Unaudited)	December 31, 2018
Level 1—Price quotations in active markets	$2,193	$517
Level 2—Significant other observable inputs	854,107	906,192
Level 3—Significant unobservable inputs	3,398,980	3,452,571
Total	$4,255,280	$4,359,280

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of September 30, 2019 and December 31, 2018, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:
	September 30, 2019 (Unaudited)		December 31, 2018
Valuation Inputs	Assets	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(13,947)	—	(1,743)
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$(13,947)	$—	$(1,743)
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

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:
	For the Nine Months Ended September 30, 2019
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,827,812	$212,290	$95,132	$6,201	$48,160	$262,976	$3,452,571
Accretion of discount (amortization of premium)	2,354	218	395	6	6	1,128	4,107
Net realized gain (loss)	(1,677)	—	2	—	964	(10,609)	(11,320)
Net change in unrealized appreciation (depreciation)	(52,682)	(16,028)	(3,347)	84	(5,962)	5,539	(72,396)
Purchases	551,815	133,559	14,372	32,615	90,122	5,138	827,621
Paid-in-kind interest	2,620	1,437	1,208	3,213	1,654	5,492	15,624
Sales and repayments	(816,666)	(5,979)	(2,356)	—	(11,931)	(5,969)	(842,901)
Net transfers in or out of Level 3	25,674	—	—	—	—	—	25,674
Fair value at end of period	$2,539,250	$325,497	$105,406	$42,119	$123,013	$263,695	$3,398,980
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(56,012)	$(16,133)	$373	$(235)	$(3,090)	$(1,895)	$(76,992)

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2018
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,436,962	$311,243	$125,003	$345,263	$52,779	$319,976	$4,591,226
Accretion of discount (amortization of premium)	2,272	57	414	—	4	117	2,864
Net realized gain (loss)	(25,716)	611	(1,846)	—	—	32,186	5,235
Net change in unrealized appreciation (depreciation)	(97,582)	(30,940)	(4,537)	(783)	(5,601)	(10,643)	(150,086)
Purchases	826,657	92,816	3,370	18,783	1,135	31,042	973,803
Paid-in-kind interest	3,773	1,355	2,636	69	2,375	3,065	13,273
Sales and repayments	(841,856)	(134,310)	(18,746)	(58,151)	(1,741)	(96,180)	(1,150,984)
Net transfers in or out of Level 3	(392,341)	(82,452)	(7,058)	(303,910)	—	(5,686)	(791,447)
Fair value at end of period	$2,912,169	$158,380	$99,236	$1,271	$48,951	$273,877	$3,493,884
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(85,545)	$(30,579)	$(5,579)	$(188)	$(5,601)	$18,927	$(108,565)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2019 and December 31, 2018 were as follows:
Type of Investment	Fair Value at September 30, 2019 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$2,617,572	Discounted Cash Flow	Discount Rate	6.5% – 16.7% (9.6)%	Decrease
	173,465	Waterfall	EBITDA Multiple	0.1x – 8.8x (5.1x)	Increase
	132,574	Cost
	46,542	Other(5)
Subordinated Debt	41,913	Discounted Cash Flow	Discount Rate	13.2% – 18.0% (13.8)%	Decrease
	206	Waterfall	EBITDA Multiple	9.9x – 9.9x (9.9x)	Increase
Asset Based Finance	51,753	Discounted Cash Flow	Discount Rate	7.8% – 12.9% (9.8)%	Decrease
	27,184	Waterfall	EBITDA Multiple	1.0x – 13.5x (1.3x)	Increase
	20,317	Other(5)
	18,195	Cost
	5,564	Indicative Dealer Quotes		63.0% – 63.0% (63.0)%	Increase
Equity/Other	217,771	Waterfall	EBITDA Multiple	0.6x – 14.3x (7.1x)	Increase
	45,143	Other(5)
	781	Option Pricing Model	Equity Illiquidity Discount	15.0% – 15.0% (15.0)%	Decrease
Total	$3,398,980

(1)
Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

(2)
For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 — 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

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

(5)
Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans— First Lien	$2,668,002	Market Comparables	Market Yield (%)	5.5% – 16.8%	10.5%
			EBITDA Multiples (x)	5.3x – 9.5x	6.9x
			Revenue Multiples (x)	0.1x – 0.1x	0.1x
	61,692	Other(2)	Other	N/A	N/A
	98,118	Cost	Cost	99.0% – 100.0%	99.5%
Senior Secured Loans— Second Lien	157,615	Market Comparables	Market Yield (%)	8.9% – 15.0%	12.6%
	8,316	Other(2)	Other	N/A	N/A
	46,359	Cost	Cost	98.5% – 98.5%	98.5%
Other Senior Secured Debt	95,132	Market Comparables	Market Yield (%)	8.2% – 13.6%	9.7%
			EBITDA Multiples (x)	7.0x – 8.5x	7.5x
Subordinated Debt	6,201	Market Comparables	Market Yield (%)	12.0% – 20.0%	14.3%
			EBITDA Multiples (x)	9.6x – 10.1x	9.9x
Asset Based Finance	24,385	Market Comparables	Market Yield (%)	17.7% – 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
	21,767	Market Quotes	Indicative Dealer Quotes	51.8% – 99.6%	61.9%
Equity/Other	223,197	Market Comparables	Capacity Multiple $(/kW)	$1,875.0 – $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x – 14.3x	7.6x
			Net Aircraft Book Value Multiple (x)	1.0x – 1.0x	1.0x
			Price to Book Multiple (x)	1.0x – 1.0x	1.0x
			Production Multiples (Mboe/d)	$25,000.0 – $38,750.0	$28,034.2
			Production Multiples (MMcfe/d)	$4,708.0 – $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 – $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$3.5 – $13.8	$5.4
			PV-10 Multiples (x)	0.8x – 2.3x	1.7x
	19,929	Discounted Cash Flow	Discount Rate (%)	11.8% – 13.8%	12.8%
	471	Option Valuation Model	Volatility (%)	30.0% – 30.0%	30.0%
	20,251	Other(2)	Other	N/A	N/A
	1,136	Cost	Cost	100.0% – 100.0%	100.0%
Total	$3,452,571

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

Note 9. Financing Arrangements
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2019 and December 31, 2018. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2018. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2019 are discussed below.
	As of September 30, 2019 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.75%	44,500	155,500	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	680,000	170,000	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	418,874(3)	306,126	August 9, 2023
Total			$1,828,374	$696,626
	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107,000	93,000	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135,000	115,000	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850,000	—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	298,254(4)	351,746	August 9, 2023
Total			$1,890,254	$559,746

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €60,350 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $104,750 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $64,300 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.67 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £22,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

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

For the three months ended September 30, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:
	Three Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$6,069	$136	$6,205	$6,187	$315	$6,502
Cooper River Credit Facility	958	128	1,086	1,901	117	2,018
Wissahickon Creek Credit Facility	—	—	—	1,118	1,816	2,934
Darby Creek Credit Facility	2,204	134	2,338	2,243	139	2,382
Dunning Creek Credit Facility	—	—	—	268	—	268
Juniata River Credit Facility	9,347	384	9,731	10,907	370	11,277
FSIC II Revolving Credit Facility	—	—	—	11	4	15
Senior Secured Revolving Credit Facility	4,342	267	4,609	1,395	133	1,528
Total	$22,920	$1,049	$23,969	$24,030	$2,894	$26,924

(1)
Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

	Nine Months Ended September 30,
	2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$19,058	$404	$19,462	$17,225	$583	$17,808
Cooper River Credit Facility	3,867	381	4,248	5,876	347	6,223
Wissahickon Creek Credit Facility	—	—	—	6,342	2,342	8,684
Darby Creek Credit Facility	6,913	394	7,307	7,759	527	8,286
Dunning Creek Credit Facility	—	—	—	2,914	136	3,050
Juniata River Credit Facility	30,849	1,117	31,966	30,767	1,095	31,862
FSIC II Revolving Credit Facility	—	—	—	488	29	517
Senior Secured Revolving Credit Facility	15,302	762	16,064	1,395	133	1,528
Total	$75,989	$3,058	$79,047	$72,766	$5,192	$77,958

(1)
Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)
Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $1,946,403 and 5.15%, respectively. As of September 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.78%.

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2018 were $2,051,616 and 4.68%, respectively. As of September 30, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.03%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2019 and December 31, 2018.
Juniata River Credit Facility
On October 11, 2019, Juniata River LLC, a wholly owned subsidiary of the Company, entered into the first amendment to the Amended and Restated Loan Agreement with JPMorgan Chase Bank, N.A., or JPMorgan, as lender and administrative agent, Wells Fargo Bank, or Wells Fargo, as collateral agent, collateral administrator and securities intermediary and the Company, as investment manager, which, among other matters, (i) extended the maturity date of the facility to October 11, 2021, (ii) extended the reinvestment period of the facility to October 12, 2020 and will require mandatory repayment of any advances outstanding in excess of  $550,000 on that date, (iii) decreased the margin payable on borrowings to 2.45% over three-month LIBOR, (iv) increased the maximum advance rate to sixty percent (60%), and (v) reduced the required minimum utilization of the facility to $440,000.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2019, the Company’s unfunded commitments consisted of the following:

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category/Company (1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$42,984
All Systems Holding LLC	214
Apex Group Limited	2,248
Aspect Software Inc	865
Conservice LLC	1,687
Conservice LLC	1,440
CSafe Global	3,757
CSafe Global	12,522
Eagle Family Foods Inc	2,364
Entertainment Benefits Group LLC	2,347
HM Dunn Co Inc	1,644
Industria Chimica Emiliana Srl	7,973
J S Held LLC	3,604
J S Held LLC	8,372
Kodiak BP LLC	5,082
Greystone Equity Member Corp	3,607
Lipari Foods LLC	25,220
Monitronics International Inc	29,673
North Haven Cadence Buyer Inc	2,625
North Haven Cadence Buyer Inc	17,792
Sungard Availability Services Capital Inc	615
Zeta Interactive Holdings Corp	4,929
Asset Based Finance
Home Partners JV, Structured Mezzanine	13,030
Total	$194,594
Unfunded equity/other commitments	$150,447

(1)
May be commitments to one or more entities affiliated with the named company.

As of September 30, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of  $(550). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of September 30, 2019, the Company’s unfunded equity/other commitments have a fair value of zero.

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and the year ended December 31, 2018:
	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Per Share Data:(1)
Net asset value, beginning of period	$7.86	$8.73
Results of operations(2)
Net investment income	0.54	0.73
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.24)	(0.85)
Net increase (decrease) in net assets resulting from operations	0.30	(0.12)
Stockholder distributions(3)
Distributions from net investment income	(0.57)	(0.75)
Net decrease in net assets resulting from stockholder distributions	(0.57)	(0.75)
Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$7.59	$7.86
Shares outstanding, end of period	329,433,102	326,445,320
Total return(6)	3.62%	(1.64)%
Total return (without assuming reinvestment of distributions)(6)	3.82%	(1.37)%
Ratio/Supplemental Data:
Net assets, end of period	$2,498,755	$2,567,409
Ratio of net investment income to average net assets(7)	9.12%	8.68%
Ratio of operating expenses and excise taxes to average net assets(7)	8.60%	8.12%
Ratio of net operating expenses and excise taxes to average net assets(7)	8.60%	7.99%
Portfolio turnover(8)	26.76%	43.12%
Total amount of senior securities outstanding, exclusive of treasury securities	$1,828,374	$1,890,254
Asset coverage per unit(9)	2.37	2.36

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
(7)
Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2019 are annualized. Annualized ratios for the nine months ended September 30, 2019 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2019. The following is a schedule of supplemental ratios for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended September 30, 2019 (Unaudited)	Year Ended December 31, 2018
Ratio of subordinated income incentive fees to average net assets	1.30%	0.91%
Ratio of interest expense to average net assets	4.13%	3.78%
Ratio of excise taxes to average net assets	—	0.09%
(8)
Portfolio turnover for the nine months ended September 30, 2019 is not annualized.

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
Consummation of the Mergers, which is currently anticipated to occur during the fourth quarter of 2019, is subject to certain closing conditions, including (1) requisite approvals of the applicable Funds’ stockholders, (2) certain required charter amendments for each of the Funds, (3) the absence of certain

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Fund Mergers (continued)

legal impediments to the consummation of the Mergers, (4) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of the Company, and (5) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Merger 1A (involving a wholly-owned subsidiary of the Company and FSIC III) is a condition precedent to each of the Mergers. Therefore, Merger 2A (including a wholly-owned subsidiary of the Company and CCT II) and Merger 3A (including a wholly-owned subsidiary of the Company and FSIC IV) will not occur unless Merger 1A also occurs. No other Merger is a condition precedent to any other Merger.
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
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC III and FSIC IV adjourned its respective annual stockholder meeting until

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Fund Mergers (continued)

November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.
Note 13. Subsequent Events
On November 4, 2019, Cooper River LLC, a wholly owned financing subsidiary of the Company, repaid and terminated its revolving credit facility originally entered into May 29, 2015 with Citibank, N.A., as administrative agent and a lender, and the financial institutions and other lenders from time to time party thereto.
On November 7, 2019, the Company entered into an amended and restated senior secured revolving credit facility, or the Amended and Restated Senior Secured Revolving Credit Facility, with FS KKR Capital Corp., or FSK, and FSIC III, as borrowers, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent, and the lenders party thereto, which amended and restated the senior secured revolving credit facility originally entered into on August 9, 2018, among the Company, FSK (as successor by merger to FS Investment Corporation and Corporate Capital Trust, Inc.) and FSIC III, as borrowers, JPMorgan, as administrative agent, ING, as collateral agent, and the lenders party thereto. The Amended and Restated Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,890,000 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,945,000 of additional commitments. The Amended and Restated Senior Secured Revolving Credit Facility initially provides for a sublimit available for the Company to borrow up to $837,500 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Amended and Restated Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to each of FSK and FSIC III, as additional borrowers, and the obligations of the other borrowers under the Amended and Restated Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Amended and Restated Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400,000, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $37,677, subject to increase or reduction from time to time pursuant to the terms of the Amended and Restated Senior Secured Revolving Credit Facility.
Availability under the Amended and Restated Senior Secured Revolving Credit Facility will terminate on November 7, 2023, or the Revolver Termination Date, and the outstanding loans under the Amended and Restated Senior Secured Revolving Credit Facility will mature on November 7, 2024. The Amended and Restated Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.
Borrowings under the Amended and Restated Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Amended and Restated Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of  (a) the prime rate as publicly announced by JPMorgan, (b) the sum of  (x) the greater of  (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is

FS Investment Corporation II
 Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 13. Subsequent Events (continued)

less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) (1) so long as the Company remains unlisted, 0.25%, plus (2) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Amended and Restated Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Amended and Restated Senior Secured Revolving Credit Facility.
In connection with the Amended and Restated Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (or, if greater, the statutory requirement then applicable to the Company).
The Amended and Restated Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Amended and Restated Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Amended and Restated Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Amended and Restated Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.

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
On November 6, 2019, each of the Funds held its annual stockholder meeting at which stockholders voted on the applicable Mergers, the Recapitalization Transactions and certain other proposals. The stockholders of each of the Funds approved the applicable Mergers and the Recapitalization Transaction, but each of the Company, FSIC III and FSIC IV adjourned its respective annual stockholder meeting until November 22, 2019 with respect to certain other proposals, including proposals necessary to consummate the Mergers and the Recapitalization Transaction. The stockholders of CCT II approved all proposals necessary to consummate the Mergers and the Recapitalization Transaction.
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2019 and for the Year Ended December 31, 2018
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2019 and the year ended December 31, 2018:
Net Investment Activity	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Purchases	$427,864	$1,157,274
Sales and Repayments	(140,873)	(1,213,529)
Net Portfolio Activity	$286,991	$(56,255)

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$295,868	69%	$816,567	71%
Senior Secured Loans—Second Lien	74,701	17%	142,962	12%
Other Senior Secured Debt	—	—	37,247	3%
Subordinated Debt	15,822	4%	69,084	6%
Asset Based Finance	41,473	10%	90,474	8%
Equity/Other	—	—	940	0%
Total	$427,864	100%	$1,157,274	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019 (Unaudited)			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,122,832	$2,983,546	70%	$3,382,158	$3,293,291	76%
Senior Secured Loans—Second Lien	520,677	440,303	10%	418,015	333,986	8%
Other Senior Secured Debt	210,699	202,559	5%	205,162	194,726	4%
Subordinated Debt	237,022	239,497	6%	244,811	223,748	5%
Asset Based Finance	130,582	123,038	3%	49,415	48,160	1%
Equity/Other	258,254	266,337	6%	261,044	265,369	6%
Total	$4,480,066	$4,255,280	100%	$4,560,605	$4,359,280	100%

(1)
Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2019 and December 31, 2018:
	September 30, 2019	December 31, 2018
Number of Portfolio Companies	174	160
% Variable Rate Debt Investments (based on fair value)(1)(2)	79.1%	81.4%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	13.5%	12.2%
% Other Income Producing Investments (based on fair value)(3)	1.3%	0.1%
% Non-Income Producing Investments (based on fair value)(2)	4.5%	5.2%
% of Investments on Non-Accrual (based on fair value)	1.6%	1.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.9%	10.5%
Weighted Average Annual Yield on All Debt Investments(5)	9.2%	10.1%

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

Based on our regular monthly cash distribution amount of  $0.06283 per share as of September 30, 2019 and our distribution reinvestment price of  $7.75 per share, the annualized distribution rate to stockholders as of September 30, 2019 was 9.73%. The annualized distribution rate to stockholders is expressed as a percentage equal to the projected annualized distribution amount per share divided by our distribution reinvestment price per share. Our annualized distribution rate to stockholders may include income, realized capital gains and a return of investors’ capital. During the nine months ended September 30, 2019, our total return was 3.62% and our total return without assuming reinvestment of distributions was 3.82%.
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
Direct Originations
The following table presents certain selected information regarding our direct originations as of September 30, 2019 and December 31, 2018:
Characteristics of All Direct Originations Held in Portfolio	September 30, 2019	December 31, 2018
Number of Portfolio Companies	84	74
% of Investments on Non-Accrual (based on fair value)	1.8%	1.2%
Total Cost of Direct Originations	$3,475,838	$3,615,151
Total Fair Value of Direct Originations	$3,264,357	$3,497,141
% of Total Investments, at Fair Value	76.7%	80.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.7%	10.5%
Weighted Average Annual Yield on All Debt Investments(2)	9.0%	10.1%

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2019 and December 31, 2018:
	September 30, 2019		December 31, 2018
Investment Rating	FairValue	Percentage of Portfolio	FairValue	Percentage of Portfolio
1	$2,645,332	62%	$2,817,253	65%
2	1,372,019	32%	1,377,931	32%
3	112,155	3%	95,013	2%
4	125,774	3%	69,083	1%
Total	$4,255,280	100%	$4,359,280	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenues
Our investment income for the three and nine months ended September 30, 2019 and 2018 was as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$94,985	88%	$97,381	83%	$304,143	90%	$297,917	87%
Paid-in-kind interest income	6,728	6%	5,356	5%	16,052	5%	13,547	4%
Fee income	5,270	5%	14,181	12%	18,539	5%	23,764	7%
Dividend income	768	1%	468	0%	839	0%	7,962	2%
Total investment income(1)	$107,751	100%	$117,386	100%	$339,573	100%	$343,190	100%

(1)
For the three months ended September 30, 2019 and 2018, such revenues represent $98,751 and $108,833, respectively, of cash income earned as well as $9,000 and $8,553, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the nine months ended September 30, 2019 and 2018, such revenues represent $316,891 and $324,041, respectively, of cash income earned as well as $22,682 and $19,149, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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
The increase in interest income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the higher average invested balance. The decrease in interest income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the prepayment of certain higher yielding assets and the reduced LIBOR rate occurring during the quarter.
The decrease in fee income during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 was primarily due to the decrease in prepayment and origination activity.
The decrease in dividend income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a one-time dividend paid in respect of one of our investments during the nine months ended September 30, 2018.

Expenses
Our operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$16,735	$17,567	$51,581	$61,739
Subordinated income incentive fees	5,045	11,939	24,912	18,994
Administrative services expenses	1,833	799	3,387	2,371
Stock transfer agent fees	471	506	1,677	1,502
Accounting and administrative fees	362	395	1,106	1,227
Interest expense	23,969	26,924	79,047	77,958
Directors’ fees	84	254	301	1,053
Expenses associated with our independent audit and related fees	139	74	338	275
Legal fees	194	308	582	632
Printing fees	(62)	137	486	330
Other	439	698	1,392	2,302
Total operating expenses	$49,209	$59,601	$164,809	$168,383
Management fee waiver	—	—	—	(3,432)
Net operating expenses	$49,209	$59,601	$164,809	$164,951
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2019 and 2018:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ratio of operating expenses to average net assets	1.93%	2.21%	6.45%	6.12%
Ratio of management fee waiver to average net assets	—	—	—	(0.12)%
Ratio of net operating expenses to average net assets	1.93%	2.21%	6.45%	6.00%
Ratio of incentive fees and interest expense to average net assets(1)	1.14%	1.44%	4.07%	3.52%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.79%	0.77%	2.38%	2.48%

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
Net Investment Income
Our net investment income totaled $58,542 ($0.18 per share) and $57,785 ($0.18 per share) for the three months ended September 30, 2019 and 2018, respectively.
Our net investment income totaled $174,764 ($0.54 per share) and $178,239 ($0.55 per share) for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net investment income for the nine months ended September 30, 2019 can be attributed to the decrease in interest income as discussed above, in addition to higher incentive fees and interest expense.

Net Realized Gains or Losses
Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gain (loss) on investments(1)	$(8,139)	$18,504	$(48,582)	$(10,805)
Net realized gain (loss) on interest rate swaps	(290)	—	(290)	—
Net realized gain (loss) on foreign currency	944	446	1,059	(220)
Total net realized gain (loss)	$(7,485)	$18,950	$(47,813)	$(11,025)

(1)
We sold investments and received principal repayments, respectively, of  $112,988 and $27,885 during the three months ended September 30, 2019 and $169,872 and $287,365 during the three months ended September 30, 2018. We sold investments and received principal repayments, respectively, of  $258,249 and $955,280 during the nine months ended September 30, 2019 and $385,404 and $805,504 during the nine months ended September 30, 2018.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2019 and 2018 were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(74,897)	$(40,039)	$(23,461)	$(145,973)
Net change in unrealized appreciation (depreciation) on interest rate swaps	(1,551)	—	(12,204)	—
Net change in unrealized gain (loss) on foreign currency	3,169	(693)	504	84
Total net change in unrealized appreciation (depreciation)	$(73,279)	$(40,732)	$(35,161)	$(145,889)
During the three months ended September 30, 2019, the net change in unrealized appreciation (depreciation) on investments was driven by mark to market declines in certain debt investments. During the nine months ended September 30, 2019, the net change in unrealized appreciation (depreciation) was driven by mark to market declines in certain debt investments mitigated by higher valuations from Level 2 categorized assets during the six months ended June 30, 2019.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2019, the net decrease in net assets resulting from operations was $(22,222) ($(0.07) per share) compared to a net increase in net assets resulting from operations of  $36,003 ($0.11 per share) during the three months ended September 30, 2018.
For the nine months ended September 30, 2019, the net increase in net assets resulting from operations was $91,790 ($0.28 per share) compared to a net decrease in net assets resulting from operations of  $21,325 ($0.07 per share) during the nine months ended September 30, 2018.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $109,662 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $696,626 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2019, we had unfunded debt investments with aggregate unfunded commitments of  $194,594 and unfunded equity/other commitments of  $150,447. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2019:
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500,000	$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.75%	44,500	155,500	March 31, 2021
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	185,000	65,000	February 26, 2024
Juniata River Credit Facility	Revolving Credit Facility	L+2.68%	680,000	170,000	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% – 2.25%(2)	418,874(3)	306,126	August 9, 2023
Total			$1,828,374	$696,626

(1)
The carrying amount outstanding under the facility approximates its fair value.

(2)
The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)
Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €60,350 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $104,750 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.76 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $64,300 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.67 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £22,500 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.23 as of September 30, 2019 to reflect total amount outstanding in U.S. dollars.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2019 and 2018 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared and paid on our common stock during the nine months ended September 30, 2019 and 2018:
	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2018
March 31, 2018	$0.1885	$61,153
June 30, 2018	0.1885	61,146
September 30, 2018	0.1885	61,137
Total	$0.5655	$183,436
Fiscal 2019
March 31, 2019	$0.1885	$61,114
June 30, 2019	0.1885	61,108
September 30, 2019	0.1885	61,698
Total	$0.5655	$183,920
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the nine months ended September 30, 2019 and 2018.

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
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•
our quarterly fair valuation process begins with the Advisor reviewing and documenting valuations of each portfolio company or investment, which valuations are obtained from an independent third-party valuation service, and provide a valuation range;

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
Loan origination fees, original issue discount and market discount are capitalized and we amortize such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2019, we recognized $8,609 in structuring fee revenue. We record prepayment premiums on loans and securities as fee income when we receive such amounts.
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
Uncertainty in Income Taxes
We evaluate our tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in our consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. We recognize interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in our consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, we did not incur any interest or penalties.
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
Contractual Obligations
We have entered into an agreement with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory and administrative services agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under similar agreements with FSIC II Advisor during the three and nine months ended September 30, 2019 and 2018.
A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at September 30, 2019 is as follows:
		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5years
Green Creek Credit Facility(2)	December 15, 2019	$500,000	$500,000	—	—	—
Cooper River Credit Facility(3)	March 31, 2021	$44,500	—	$44,500	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$185,000	—	—	$185,000	—
Juniata River Credit Facility(5)	October 11, 2020	$680,000	—	$680,000	—	—
Senior Secured Revolving Credit Facility(6)	August 9, 2023	$418,874	—	—	$418,874	—

(1)
Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)
At September 30, 2019, no amounts remained unused under the financing arrangement.

(3)
At September 30, 2019, $155,500 remained unused under the Cooper River credit facility.

(4)
At September 30, 2019, $65,000 remained unused under the Darby Creek credit facility.

(5)
At September 30, 2019, $170,000 remained unused under the Juniata River credit facility.

(6)
At September 30, 2019, $306,126 remained unused under the Senior Secured Revolving Credit Facility.

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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 79.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 13.5% were debt investments paying fixed interest rates, while 1.3% were other income producing investments, 4.5% were of non-income producing investments and the remaining 1.6% consisting of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of  $360 million. The interest rate swaps have quarterly settlement payments.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2019 (dollar amounts are presented in thousands):
Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(32,916)	$(18,462)	$(14,454)	(4.7)%
No change	—	—	—	—
Up 100 basis points	$34,155	$18,462	$15,693	5.1%
Up 300 basis points	$103,565	$55,386	$48,179	15.6%
Up 500 basis points	$173,249	$92,310	$80,939	26.2%

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
Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.
Item 3.
Defaults upon Senior Securities.

Not applicable.
Item 4.
Mine Safety Disclosures.

Not applicable.
Item 5.
Other Information.

Not applicable.
Item 6.
Exhibits.

Exhibit Index
2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)
3.1	Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2012.)
3.2	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.)
3.3	Articles Supplementary of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)
3.5	Amendment No.1 to the Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)
4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

10.1	Investment Advisory and Administrative Services Agreement, dated as of April 9, 2018, by and between FS Investment Corporation II and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)
10.2	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State
Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective
Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654)
filed on February 10, 2012.)
10.3	Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2015.)
10.4	Second Amendment, dated as of June 1, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018.)
10.5	Third Amendment, dated as of July 30, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 filed on November 14, 2018.)
10.6	Fourth Amendment, dated as of September 10, 2018, by and among Cooper River LLC, as borrower, Citibank, N.A., as administrative agent, Citibank, N.A. acting through its Agency and
Trust division, as collateral custodian and collateral agent, each of the lenders from time to time party thereto and Virtus Group, LP, as collateral administrator. (Incorporated by reference to
Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
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
Exhibit 10.9 to the Company's Quarterly Report on Form 10-K filed on March 19, 2019.)
10.8	Omnibus Sixth Amendment to Amended and Restated Credit and Security Agreement and
Lender Fee Letter, dated as of March 29, 2019, between Cooper River LLC, as borrower,
Citibank N.A., as administrative agent, the lenders party thereto, Citibank, N.A., acting through its agency & trust division, as collateral custodian and collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.1 to the Company's Current
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
by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 25,
2016.)

10.11	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 25,
2016.)
10.12	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to
Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on March 25, 2016.)
10.13	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 25,
2016.)
10.14	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22,
2016.)
10.15	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-K filed on
March 19, 2019.)
10.16	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower,
Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
8-K filed on February 25, 2019.)
10.17	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to
Exhibit 10.20 to the Company's Quarterly Report on Form 10-K filed on March 19, 2019.)
10.18	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2019.)
10.19	Credit Agreement, dated as of May 15, 2017, among Green Creek LLC, Goldman Sachs Bank USA, as lender, sole lead arranger and administrative agent, Citibank, N.A., as collateral agent, and Virtus Group, LP, as collateral administrator. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017.)

10.20	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*
Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2019.
FS INVESTMENT CORPORATION II
By:	/s/ Michael C. Forman Michael C. Forman Chief Executive Officer (Principal Executive Officer)
By:	/s/ William Goebel William Goebel Chief Financial Officer (Principal Financial and Accounting Officer)