Form 10-K
period 2019-12-31
FS KKR Capital Corp. II
filed 2020-03-13
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00926

FS KKR Capital Corp. II

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

There is no established market for the registrant’s shares of common stock. The Registrant closed the public offering of its shares of common stock in March 2014. Since the registrant closed its public offering it has continued to issue shares pursuant to its distribution reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the distribution reinvestment plan was $7.70 per share on November 29, 2019.

There were 678,379,301 shares of the registrant’s common stock outstanding as of March 10, 2020.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders, which was filed with the U.S. Securities and Exchange Commission on March 2, 2020, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

FS KKR Capital Corp. II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2019

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. II, or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, we had total assets of approximately $9.0 billion.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $25 million to $100 million at the time of investment;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after our common stock is listed on a national securities exchange, or a Listing.

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

Acquisitions of FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II

On December 18, 2019, we completed our acquisitions of FS Investment Corporation III, or FSIC III, FS Investment Corporation IV, or FSIC IV, and Corporate Capital Trust II, or CCT II, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of May 31, 2019, by and among us, FSIC III, FSIC IV, CCT II, NT Acquisition 1, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 1, NT Acquisition 2, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 2, NT Acquisition 3, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 3, and the Advisor.

Pursuant to the Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 1A, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 1A, Merger 1, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 2A, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 2A, Merger 2, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 3A, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 3A, Merger 3, and together with Merger 1 and Merger 2, the Mergers.

In accordance with the terms of the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of our common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of our common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of our common stock. As a result, we issued an aggregate of approximately 289,084,117 shares of our common stock to former FSIC III stockholders, 14,031,781 shares of our common stock to former CCT II shareholders and 43,668,803 shares of our common stock to former FSIC IV stockholders.

Following the consummation of the Mergers, we entered into a new investment advisory agreement with the Advisor, or the investment advisory agreement.

Proposed Recapitalization Transaction and Listing

In connection with the approval of the Mergers, the stockholders of the Company, FSIC III, FSIC IV and CCT II approved, on a non-binding, advisory basis, the issuance of a new class of perpetual preferred stock of the Company with an aggregate liquidation preference representing approximately 20% of our net asset value to all holders of our common stock on a pro rata basis, or the Recapitalization Transaction. It is anticipated the shares of preferred stock will have an annual preferred dividend of 5.5%, which will accumulate from the original issue date and be paid quarterly as declared by our board of directors, and in each case, will be paid prior to dividends on shares of our common stock. The preferred stock will rank senior in right of payment to shares of our common stock, will rank equal in right of payment with any other series of preferred shares we may issue in the future and will be subordinated in right of payment to our and our subsidiaries’ existing and future indebtedness. It is contemplated that the holders of shares of preferred stock will not have voting rights in respect of their shares of preferred stock, except that they will, voting as a separate class, be entitled to appoint two directors to our board of directors. Notwithstanding the foregoing, however, it is expected that if the preferred stockholders have not received distributions for any two year period, the preferred stockholders shall be given the right to elect the majority of our board of directors. The liquidation preference of each share of preferred stock is anticipated to be $25.00 per share, and we expect to value the shares of preferred stock at their liquidation preference. After the five year anniversary of the Recapitalization Transaction, it is expected that we will be able to elect, in our discretion, to redeem the preferred stock, in whole or in part, for the liquidation preference per share of preferred stock plus accumulated and unpaid distributions satisfied through a cash payment. Notwithstanding the foregoing, the terms of the preferred stock are expected to include a provision that provides that if at any time following the Recapitalization Transaction, our board of directors determines in good faith that our breach of the applicable asset coverage ratio requirement is imminent, we may redeem the preferred stock, in whole or in part, for an amount equal to the liquidation preference per share of preferred stock, plus accumulated and unpaid distributions, satisfied by either (i) a cash payment or (ii) the delivery of share of our common stock with an aggregate net asset value equal to such amount.

Subject to final approval of our board of directors of the Recapitalization Transaction, including the final terms of the preferred stock, we currently intend to issue the preferred stock prior to any Listing. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. We have announced our intention to list our common stock on the New York Stock Exchange during the first half of 2020, subject to market conditions and board approval.

About the Advisor

The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer.

The Advisor has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Advisor also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Advisor, FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor, will allow the Advisor to successfully execute our investment strategies.

Our board of directors, which is comprised of a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory agreement, will review the investment advisory agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL, and Washington, DC. The firm had approximately $24 billion in assets under management as of December 31, 2019.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $73 billion of assets under management as of December 31, 2019 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $218 billion in assets under management as of December 31, 2019, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

•

Large Target Market. We believe middle market companies represent a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. We also believe there is significant private equity capital for investment in middle market companies that has not been invested and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.

•

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe there is a lack of lenders that are willing to hold large amounts of middle market loans, and therefore we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

•

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Large, scalable, global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of the Advisor and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 125 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 400 investment professionals located in twenty global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

Utilization of long-standing relationships and international capital market capabilities to source investments

The Advisor and its affiliates have worked diligently over many years to build strategic relationships with private equity firms, banks and trading desks globally. Our and our affiliates’ long history of serving as a reliable financing partner to middle-market sponsors, even during periods of significant market dislocation, has enhanced our reputation. We believe that our network of relationships will continue to produce attractive investment opportunities.

The Advisor also leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets franchise to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.

Focus on larger middle market companies and customized one-stop credit solutions

We are focused on providing customized credit solutions to private upper middle market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle market companies with more than $100 million in EBITDA. We believe our ability to underwrite an entire transaction provides financial sponsors and companies with a greater degree of financing certainty and further enhances our competitive position. The KKR Credit platform also offers a variety of financing structures and has the flexibility to structure investments to meet the needs of companies. Finally, we believe that the upper end of the middle market is less competitive as fewer lenders have the requisite size and scale to provide holistic solutions for these companies.

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

Ability to create bespoke financing solutions through asset-based opportunities

The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved asset classes, including across the aircraft, consumer finance and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.

Maintenance of portfolio diversification

In addition to focusing our investments in middle-market companies, we seek to invest across various industries. The Advisor monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

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

•

Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity.

Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

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

Joint Venture

We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners, LLC, or COP, a joint venture with SCRS. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COP and together are required to agree on all investment decisions as well as certain other significant actions for COP. As of December 31, 2019, COP had total capital commitments of $600 million, $525 million of which was from us and the remaining $75 million of which was from SCRS. As of December 31, 2019, we had funded approximately $503.1 million of our commitment. Additionally, as of December 31, 2019, COP had $25 million of borrowing capacity. As of December 31, 2019, our investment in COP was approximately $510.0 million at fair value. We do not consolidate COP in our consolidated financial statements.

Investment Types

We primarily focus on the following investment types:

Senior Secured Loans

Senior secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we may receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.

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

Investments in Asset-Based Opportunities

We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, aircraft, real estate and consumer finance.

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

Evaluation

Screening. Once a potential investment has been identified, the Advisor screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.

Pipeline/Risk Update. Upon review of the full deal pipeline, the Advisor raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Advisor to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.

Deal-level Q&A. After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:

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

Typically, the Advisor receives financial reports detailing operating performance, sales volumes, cost of goods sold, operating expenses, operating margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to our independent third-party valuation service providers;

•

our independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, our valuation committee recommends that our board of directors approves the fair valuations determined by the valuation committee; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and our independent third-party valuation service providers.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, our board of directors may use any approved independent third-party pricing or valuation services. However, our board of directors is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information obtained from the Advisor or any approved independent third-party valuation or pricing service that our board of directors deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor, any approved independent third-party valuation services and our board of directors may consider when determining the fair value of our investments.

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

Exit

While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains to the extent we maintain an equity interest in the underlying portfolio company.

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

Operating and Regulatory Structure

Our investment activities are managed by the Advisor and supervised by our board of directors, a majority of whom are independent. Under the investment advisory agreement, we have agreed to pay the Advisor an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Advisor.

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

Pursuant to our administration agreement, dated December 18, 2019, or the administration agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “-Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under the Code.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. The 1940 Act also requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. We are currently seeking stockholder approval for the sale of shares of our common stock at a price below the then-current net asset value per share for a one year period, subject to certain conditions. We currently do not intend to utilize this authority, if approved, to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Under the 1940 Act, we may only invest up to 30% of our portfolio in entities that are not considered “eligible portfolio companies” under the 1940 Act, including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

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

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor and its affiliates.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs.

Available Information

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

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Risks Related to Economic Conditions

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries. Similarly, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on such a proposal until after a Listing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We are currently seeking stockholder approval for the sale of shares of our common stock at a price below the then-current net asset value per share for a one year period, subject to certain conditions. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States, several countries in Europe and China could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which could have material adverse effects on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, including the effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events and the results of elections. Market and economic disruptions have affected, and may in the future affect, among other factors, consumer confidence levels and spending, personal and corporate bankruptcy rates, levels of debt incurrence and default on consumer debt and home prices. Market disruptions in Europe or in other major global economies, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets. To the extent uncertainty regarding any economic recovery negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be materially adversely affected, including with respect to the value of our investment in European or other foreign companies and companies that have operations that may be affected by the Eurozone or other foreign economies.

In the second quarter of 2015, stock prices in China experienced a significant decline, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) originated in Wuhan, China and has spread to other areas of China and recently other countries, which may cause a prolonged economic impact in China and globally. These market and economic disruptions have affected, and may in the future affect, the global markets, which could have material adverse effects on our business, financial condition and results of operations.

Federal Reserve policy can have a significant impact on market conditions. The Federal Reserve raised the Federal funds rate throughout the course of 2015 through 2018 and then pivoted in the fourth quarter of 2018 towards easier monetary policy and cut rates several times in 2019. This development, along with the United States government’s credit and deficit concerns, concerns about financial stability in Europe and an economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity markets on favorable terms.

We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union.

We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union on January 31, 2020. While the United Kingdom will remain under the European Union’s rules of trade until December 31, 2020, it is unclear if or when new rules of trade between the United Kingdom and the European Union will be adopted, and therefore the United Kingdom and the European Union are and may continue to be in a period of legal, regulatory and political uncertainty. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan, which could have a material adverse effect on our business, financial condition and results of operations, including with respect to the value of our investment in European companies and companies that have operations that may be affected by the Eurozone economy.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and could have material adverse effects on our business, financial condition and results of operations.

Our portfolio companies may be affected by force majeure events.

Our portfolio companies may be affected by force majeure events (e.g., without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, trade war, cyber security breaches, terrorism and labor strikes), including the recent global outbreak of COVID-19 (more commonly known as the Coronavirus). These events may have a material adverse impact on our portfolio companies’ supply chains, limit access to key commodities or technologies, otherwise impact their customers, manufacturers or suppliers or otherwise cause material disruptions to their industry or the industries they serve. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally. Any of these factors could have a material adverse effects on our business, financial condition and results of operations.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor, as well as its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

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

In addition, each of the investment advisory agreement and administration agreement has termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

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

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of the investment portfolios of FSIC III, FSIC IV and CCT II with ours. There can be no assurance that these investment portfolios can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of the Advisor’s resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of these investment portfolios to perform as expected, could have a material adverse effect on our financial results.

It is also possible that our estimates of potential cost savings from the Mergers could ultimately be incorrect. If our estimates turn out to be incorrect or if we are not able to successfully combine the investment portfolios of FSIC III, FSIC IV or CCT II with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. Moreover, we have significant investment flexibility within our investment strategies. Therefore, we may invest our assets in ways with which investors may not agree. We also cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay stockholders distributions and cause them to lose all or part of their investment. Finally, until a Listing, stockholders will be limited in their ability to sell their shares of our common stock in response to any changes in our investment policy, operating policies, investment criteria or strategies.

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations. At this time it is not possible to determine the potential impact of any new laws and proposals on us.

On July 21, 2010, President Obama signed into law Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of systemically important financial institutions subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On October 8, 2019, five federal financial agencies finalized revisions to simplify compliance requirements relating to the Volcker rule, which became effective on January 1, 2020. In addition, over the past two years, the House of Representatives and the Senate have considered legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets.

The SBCA Act allows us to incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. As a result, we may be able to incur substantial additional indebtedness in the future, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing-We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”

Future legislation or rules could modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements.

Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC proposed new rules in November 2019 that are designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. While the adoption of the November 2019 rules is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how we treat derivatives and other financial arrangements, or place conditions on our use and management of derivatives and other financial arrangements, and, therefore, could affect the nature and extent of our use and management of derivatives, which may be materially adverse to us and our stockholders.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and, following a Listing, a national securities exchange. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We incur significant expenses in connection with our compliance with the Sarbanes-Oxley Act and other regulations applicable to public companies, which may negatively impact our financial performance and our ability to make distributions. Compliance with such regulations also requires a significant amount of our management’s time and attention. For example, we cannot be certain as to the timing of the completion of our Sarbanes-Oxley mandated evaluations, testings and remediation actions, if any, or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting are or will be deemed effective in the future. In the event that we are unable to maintain an effective system of internal control and maintain compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We and our Advisor could be the target of litigation.

We and our Advisor could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, we may in the future become the target of stockholder activism, including as of a result of the potential volatility of our stock price following a Listing. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

We may be obligated to pay the Advisor incentive compensation on income that we have not received.

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

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS KKR Capital Corp., or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Neither the Advisor, nor persons providing services to us on behalf of the Advisor, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.

The Advisor’s liability is limited under each of the investment advisory agreement and the administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Pursuant to each of the investment advisory agreement and the administration agreement, the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the investment advisory agreement or the administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory agreement or the administration agreement, as applicable. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Investments in Asset-Based Opportunities. We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our common stock. We may not be able to promptly withdraw our investment in these asset-based opportunities, which may result in a loss to us and adversely affect our investment returns.

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

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also proposed new rules on the use of derivatives by registered investment companies and BDCs. Such policies could affect the nature and extent of our use of derivatives.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

We are exposed to risks associated with changes in interest rates, including with respect to the phase out of LIBOR.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced a preferred replacement of U.S. dollar LIBOR with a new index, calculated by reference to short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although a SOFR-derived rate appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR for U.S. dollars and other major currencies that may occur in the United States, the United Kingdom or elsewhere. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities, in each case to replace LIBOR with the new standard that is established. Moreover, the discontinuation of LIBOR and the transition to an alternative benchmark rate may adversely impact the functioning, liquidity, volatility and value of floating rate income securities and could lead to significant short-term and long-term uncertainty and market instability. These risks will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner. These events may also increase the difficulty of borrowing or refinancing and may diminish the effectiveness of hedging strategies. The precise impacts of a transition away from LIBOR on the Company, on floating rate income securities in which we may invest and on the financing market generally remain uncertain. Additionally, because the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.

Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to pre-incentive fee net investment income.

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

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may co-invest with third parties through partnerships, joint ventures or other entities, such as COP, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements

Risks Related to Debt Financing

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

In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Advisor. See “Risks Related to the Advisor and its Affiliates-The Advisor and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Advisor, which could result in actions that are not in the best interests of our stockholders.”

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $9.0 billion in total assets, (ii) a weighted average cost of funds of 4.92%, (iii) $4.6 billion in debt outstanding and (iv) $5.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(22.51)%	(13.53)%	(4.55)%	4.42%	13.40%

Similarly, assuming (i) $9.0 billion in total assets, (ii) a weighted average cost of funds of 4.92% and (iii) $4.6 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.54% in order to cover the annual interest payments on our outstanding debt.

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

Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system, and while we have annouced our intention to complete a Listing, there can be no assurance that we will complete a liquidity event by a specified date, or at all. Therefore, stockholders will have limited liquidity and may not receive a full return of invested capital upon selling shares.

Our shares are illiquid assets for which there is not a secondary market and it is not expected that a secondary market will develop until and unless we complete a Listing. There can be no assurance that we will complete a liquidity event by a specified date or at all. If we do not complete a Listing, a liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation or (2) a merger or another transaction approved by our board of directors in which our stockholders likely would receive cash or shares of another company. Even if our shares are listed, we cannot assure stockholders that a public trading market will develop. Further, even if we do complete a Listing or other liquidity event, stockholders may not receive a return of all of their invested capital.

If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which is currently suspended. We are not obligated to reimplement a share repurchase program on any specific terms or at all. Any shares repurchased pursuant to a share repurchase program may be purchased at a price which reflects a significant discount from the purchase price a stockholder paid for the shares being repurchased or at significant discount to the net asset value per share of our common stock. In addition, there may be significant limitations placed on the number of shares we may repurchase under a share repurchase program, which may prevent a stockholder from selling all of its shares under a program. Even if we reimplement a share repurchase program, that share repurchase program may be amended, suspended or terminated by our board of directors. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities- Share Repurchase Program” for a detailed description of our currently suspended share repurchase program.

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

Following a Listing, our shares of common stock may trade at a discount to net asset value, and such discount may be significant.

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. We are currently seeking stockholder approval for the sale of shares of our common stock at a price below the then-current net asset value per share for a one year period, subject to certain conditions. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value.

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

Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 900,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Advisor. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.

Following a Listing, stockholders may experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

Following a Listing, stockholders who do not participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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

The net asset value and liquidity, if any following a Listing, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

Following a Listing, the market price of our common stock may fluctuate significantly.

Following a Listing, the market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;

•	loss of our BDC or RIC status;

•	changes in our earnings or variations in our operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Advisor’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;

•	uncertainty surrounding the strength of the economy;

•	general economic trends and other external factors; and

•	loss of a major funding source.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following a Listing, if the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks Related to Our Business and Structure-We and our Advisor could be the target of litigation.”

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value (following a Listing) of our common stock may become more volatile.

We currently intend to issue preferred stock in the Recapitalization Transaction. See “Business-Proposed Recapitalization and Listing.” We cannot assure you that the issuance of preferred stock (including in the Recapitalization Transaction), debt securities or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt securities would likely cause the net asset value and market value (following a Listing) of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. Following a Listing, this decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

We may obtain the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock, and any such issuance could materially dilute our stockholders’ interest in our common stock and reduce our net asset value per share.

We are currently seeking stockholder approval for the sale of shares of our common stock at a price below the then-current net asset value per share for a one year period, subject to certain conditions. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance nor can we predict the resulting reduction in our net asset value per share, however, such effects may be material. We undertake to describe the material risks and dilutive effects of any offering that we make at a price below our then-current net asset value in the future in a prospectus supplement issued in connection with any such offering.

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

•

The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss. if any. We will be subject to a 4% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, under recently proposed U.S. federal income tax regulations, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income for the taxable years after 2025 and are entirely not deductible against gross income before 2026, are not deductible for alternative minimum tax purposes and are subject to the overall limitation on itemized deductions imposed by the Code. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance, however, that we will be considered a publicly offered regulated investment company in the future.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowered the general corporate income tax rate from 35 percent to 21 percent, made changes regarding the use of net operating losses, repealed the corporate alternative minimum tax and made significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limited the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025.

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

Not applicable.

PART II

Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation and all dollar amounts, excluding share and per share amounts, are presented in millions unless otherwise noted.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock. We have announced our intention to list our common stock on the New York Stock Exchange during the first half of 2020, subject to market conditions and board approval. There can be no assurance that we will complete a liquidity event by a specified date or at all. Even if our shares are listed, we cannot assure stockholders that a public trading market will develop. In March 2014, we closed our continuous public offering of shares of our common stock to new investors. Following the closing of our continuous public offering, we have continued to issue shares pursuant to our distribution reinvestment plan.

Set forth below is a chart describing the classes of our securities outstanding as of March 10, 2020:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column(3)
Common Stock	900,000,000	—	678,379,301

As of March 10, 2020, we had 124,328 record holders of our common stock.

Share Repurchase Program and Distributions

Historically, we conducted quarterly tender offers pursuant to a share repurchase program. Our board of directors suspended the share repurchase program in connection with the execution of the Merger Agreement. We are not obligated to reimplement a share repurchase program on any specific terms or at all.

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare and pay regular cash distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7540	$245
2018	$0.7540	$245
2019	$0.7540	$246

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2019 have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, while our consolidated financial statements for the years ended 2018, 2017, 2016 and 2015 were audited by RSM US LLP, our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data:
Investment income	$460	$455	$524	$488	$529
Operating expenses
Total expenses and excise taxes	222	222	266	246	249
Less: management fee waiver	—	(3)	(13)	(12)	(10)

Net expenses and excise taxes	222	219	253	234	239

Net investment income (loss)	238	236	271	254	290
Total net realized and unrealized gain (loss)	(146)	(274)	(81)	163	(352)

Net increase (decrease) in net assets resulting from operations	$92	$(38)	$190	$417	$(62)

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.70	$0.73	$0.84	$0.79	$0.92

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.27	$(0.12)	$0.58	$1.29	$(0.19)

Distributions declared(2)	$0.75	$0.75	$0.75	$0.75	$0.75

Balance sheet data:
Total assets	$8,970	$4,554	$5,110	$4,968	$4,808

Credit facilities, secured borrowing and repurchase agreements payable	$3,809	$1,887	$2,179	$1,977	$2,044

Total net assets	$4,996	$2,567	$2,853	$2,910	$2,690

Other data:
Total return(3)	2.96%	(1.64)%	6.59%	16.07%	(2.37)%
Total return (without assuming reinvestment of distributions)(3)	3.18%	(1.37)%	6.52%	15.29%	(1.94)%
Number of portfolio company investments at period end	213	160	131	138	165
Total portfolio investments for the period(4)	$6,858	$1,896	$1,948	$1,413	$1,905
Proceeds from sales and prepayments of investments	$2,540	$1,885	$1,838	$1,654	$1,463

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(4)	Total portfolio investments for the year ended December 31, 2019 include investments acquired at fair value of $4,425 in connection with the Mergers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into an investment advisory and administrative services agreement, dated as of April 9, 2018, with the Advisor, or the prior investment advisory and administrative services agreement, which replaced an investment advisory and administrative services agreement with our former investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor. Following the consummation of the Mergers, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory and administrative services agreement.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•	utilizing the experience and expertise of the management team of the Advisor;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $25 million to $100 million at the time of investment;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Company’s investment adviser, sub-adviser or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. These direct originations include investments originated by FSIC II Advisor, GDFM or their affiliates.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s, or lower than “BBB-” by S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.

Acquisitions of FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II

On December 18, 2019, we completed the Mergers. Pursuant to the Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of our common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of our common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of our common stock. As a result, we issued an aggregate of approximately 289,084,117 share of our common stock to former FSIC III stockholders, 14,031,781 shares of our common stock to former CCT II stockholders and 43,668,803 shares of our common stock to former FSIC IV stockholders. Following the consummation of the Mergers, we entered into the investment advisory agreement, which replaced the prior investment advisory and administrative services agreement.

Proposed Recapitalization Transaction and Listing

In connection with the approval of the Mergers, the stockholders of the Company, FSIC III, FSIC IV and CCT II approved, on a non-binding, advisory basis, the issuance of a new class of perpetual preferred stock of the Company with an aggregate liquidation preference representing approximately 20% of our net asset value to all holders of our common stock on a pro rata basis. It is anticipated the shares of preferred stock will have an annual preferred dividend of 5.5%, which will accumulate from the original issue date and be paid quarterly as declared by our board of directors, and in each case, will be paid prior to dividends on shares of our common stock. The preferred stock will rank senior in right of payment to shares of our common stock, will rank equal in right of payment with any other series of preferred shares we may issue in the future and will be subordinated in right of payment to our and our subsidiaries’ existing and future indebtedness. It is contemplated that the holders of shares of preferred stock will not have voting rights in respect of their shares of preferred stock, except that they will, voting as a separate class, be entitled to appoint two directors to our board of directors. Notwithstanding the foregoing, however, it is expected that if the preferred stockholders have not received distributions for any two year period, the preferred stockholders shall be given the right to elect the majority of our board of directors. The liquidation preference of each share of preferred stock is anticipated to be $25.00 per share, and we expect to value the shares of preferred stock at their liquidation preference. After the five year anniversary of the Recapitalization Transaction, it is expected that we will be able to elect, in our discretion, to redeem the preferred stock, in whole or in part, for the liquidation preference per share of preferred stock plus accumulated and unpaid distributions satisfied through a cash payment. Notwithstanding the foregoing, the terms of the preferred stock are expected to include a provision that provides that if at any time following the Recapitalization Transaction, our board of directors determines in good faith that our breach of the applicable asset coverage ratio requirement is imminent, we may redeem the preferred stock, in whole or in part, for an amount equal to the liquidation preference per share of preferred stock, plus accumulated and unpaid distributions, satisfied by either (i) a cash payment or (ii) the delivery of share of our common stock with an aggregate net asset value equal to such amount.

Subject to final approval of our board of directors of the Recapitalization Transaction, including the final terms of the preferred stock, we currently intend to issue the preferred stock prior to any Listing. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. We have announced our intention to list our common stock on the New York Stock Exchange during the first half of 2020, subject to market conditions and board approval.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory agreement and the administration agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Advisor for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.

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

Pursuant to the administration agreement, we reimburse the Advisor for expenses necessary to perform services related to our administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Advisor. We reimburse the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Advisor. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory agreement;

•	the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	investment advisory fees;

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

•

all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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

Portfolio Investment Activity for the Years Ended December 31, 2019 and 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
Net Investment Activity	2019	2018
Purchases(1)	$6,858	$1,896
Sales and Repayments	(2,540)	(1,885)

Net Portfolio Activity	$4,318	$11

	For the Year Ended December 31,
	2019		2018
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$4,459	65%	$1,449	76%
Senior Secured Loans—Second Lien	765	11%	198	11%
Other Senior Secured Debt	147	2%	104	6%
Subordinated Debt	379	6%	102	5%
Asset Based Finance	482	7%	1	0%
Credit Opportunities Partners, LLC	503	7%	—	—
Equity/Other	123	2%	42	2%

Total	$6,858	100%	$1,896	100%

(1)	Purchases and new investments for the year ended December 31, 2019 include investments acquired at fair value of $4,425 in connection with the Mergers.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$6,017	$5,717	67%	$3,382	$3,293	76%
Senior Secured Loans—Second Lien	941	809	9%	418	334	8%
Other Senior Secured Debt	273	258	3%	198	188	4%
Subordinated Debt	449	459	5%	253	231	5%
Asset Based Finance	535	485	6%	49	48	1%
Credit Opportunities Partners, LLC	503	510	6%	—	—	—
Equity/Other	323	353	4%	261	265	6%

Total	$9,041	$8,591	100%	$4,561	$4,359	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our audited financial statements included herein. The Company had no TRS as of December 31, 2018. The investments underlying the TRS had a notional amount and market value of $94 and $89, respectively, as of December 31, 2019:

	December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$6,090	$5,788	67%
Senior Secured Loans—Second Lien	961	827	10%
Other Senior Secured Debt	273	258	3%
Subordinated Debt	449	459	5%
Asset Based Finance	535	485	5%
Credit Opportunities Partners, LLC	503	510	6%
Equity/Other	324	353	4%

Total	$9,135	$8,680	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Number of Portfolio Companies	213	160
% Variable Rate Debt Investments (based on fair value)(1)(2)	72.9%	81.4%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	14.7%	12.2%
% Other Income Producing Investments (based on fair value)(3)	6.9%	0.1%
% Non-Income Producing Investments (based on fair value)(2)	3.4%	5.2%
% of Investments on Non-Accrual (based on fair value)	2.1%	1.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.5%	10.5%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	10.1%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not included investments on non-accrual status.

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

For the year ended December 31, 2019, our total return was 2.96% and our total return without assuming reinvestment of distributions was 3.18%. For the year ended December 31, 2018, our total return was (1.64)% and our total return without assuming reinvestment of distributions was (1.37)%.

Direct Originations

The following table presents certain selected information regarding our direct originations as of December 31, 2019:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2019	December 31, 2018
Number of Portfolio Companies	110	74
% of Investments on Non-Accrual (based on fair value)	2.5%	1.2%
Total Cost of Direct Originations	$7,161	$3,615
Total Fair Value of Direct Originations	$6,713	$3,497
% of Total Investments, at Fair Value	78.1%	80.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.3%	10.5%
Weighted Average Annual Yield on All Debt Investments(2)	8.5%	10.1%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$182	2%	$35	1%
Capital Goods	1,139	13%	893	21%
Commercial & Professional Services	861	10%	329	8%
Consumer Durables & Apparel	302	3%	227	5%
Consumer Services	548	6%	232	5%
Credit Opportunities Partners, LLC	510	6%	—	—
Diversified Financials	402	5%	278	6%
Energy	328	4%	373	9%
Food & Staples Retailing	223	3%	7	0%
Food, Beverage & Tobacco	132	2%	97	2%
Health Care Equipment & Services	888	10%	361	8%
Household & Personal Products	1	0%	—	—
Insurance	220	3%	117	3%
Materials	354	4%	295	7%
Media & Entertainment	409	5%	254	6%
Pharmaceuticals, Biotechnology & Life Sciences	187	2%	20	0%
Real Estate	122	1%	—	—
Retailing	435	5%	257	6%
Semiconductors & Semiconductor Equipment	3	0%	14	0%
Software & Services	874	10%	339	8%
Technology Hardware & Equipment	174	2%	46	1%
Telecommunication Services	154	2%	169	4%
Transportation	143	2%	16	0%

Total	$8,591	100%	$4,359	100%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment-generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment-no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment-some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment-concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$5,299	62%	$2,817	65%
2	2,624	30%	1,378	32%
3	356	4%	95	2%
4	312	4%	69	1%

Total	$8,591	100%	$4,359	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Revenues

Our investment income for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$406	88%	$399	88%	$437	83%
Paid-in-kind interest income	23	5%	18	4%	26	5%
Fee income	30	7%	30	6%	61	12%
Dividend income	1	0%	8	2%	0	0%

Total investment income(1)	$460	100%	$455	100%	$524	100%

(1)

Such revenues represent $428, $430 and $488 of cash income earned as well as $32, $25 and $36 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2019, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher average invested balance during the year ended December 31, 2019, along with the increase in interest income from the acquired FSIC III, FSIC IV and CCT II assets for the last thirteen days of the year.

The decrease in interest income and fee income during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the prepayment of certain higher yielding assets and the decrease in structuring activity during the year ended December 31, 2018 compared to December 31, 2017.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Management fees	$72	$79	$103
Subordinated income incentive fees	29	25	61
Administrative services expenses	5	3	3
Stock transfer agent fees	2	2	2
Accounting and administrative fees	2	2	2
Interest expense	106	103	87
Other	5	5	6

Total operating expenses	221	219	264
Management fees waiver	—	(3)	(13)

Net operating expenses before taxes	221	216	251
Excise taxes	1	3	2

Total net expenses, including excise taxes	$222	$219	$253

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Ratio of operating expenses and excise taxes to average net assets	8.46%	8.12%	9.10%
Ratio of management fee waiver to average net assets	—	(0.13)%	(0.44)%

Ratio of net operating expenses and excise taxes to average net assets	8.46%	7.99%	8.66%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.19%	4.78%	5.16%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.27%	3.21%	3.50%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

The increase in expenses during the year ended December 31, 2019 compared to the year ended December 31, 2018 can primarily be attributed to the slight increase in average borrowings during the year with a small increase in average interest rate during the year ended December 31, 2019.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $238 ($0.70 per share), $236 ($0.73 per share) and $271 ($0.83 per share) for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in net investment income for the year ended December 31, 2019 compared to 2018 can be attributed to the increase in interest income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, secured borrowing, and foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Net realized gain (loss) on investments(1)	$(61)	$(80)	$(116)
Net realized gain (loss) on secured borrowing	—	—	—
Net realized gain (loss) on total return swap	(1)	—	—
Net realized gain (loss) on foreign currency forward contracts	—	—	—
Net realized gain (loss) on interest rate swaps	(1)	—	—
Net realized gain (loss) on foreign currency	1	—	1

Total net realized gain (loss)	$(62)	$(80)	$(115)

(1)

During the years ended December 31, 2019, 2018 and 2017, we sold investments and received principal repayments of $1,417, $915 and $866, and $1,178, $971 and $1,144, respectively, from which we realized the above net gain or loss on investments.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, secured borrowing, interest rate swaps and unrealized gain (loss) on foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(60)	$(195)	$34
Net change in unrealized appreciation (depreciation) on secured borrowing	—	—	0
Net change in unrealized appreciation (depreciation) on total return swap	2	—	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	—	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(9)	(2)	—
Net change in unrealized gain (loss) on foreign currency	(16)	3	—

Total net change in unrealized appreciation (depreciation)	$(84)	$(194)	$34

During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was driven by mark to market declines in certain debt investments. During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was driven by increased general depreciation across the portfolio.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2019, 2018 and 2017, the net increase (decrease) in net assets resulting from operations was $92 ($0.27 per share) $(38) ($(0.12) per share) and $190 ($0.58 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2019, we had $167 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $816 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0, and unfunded commitments of $21.9 of Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after a Listing. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash, cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2019:

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L + 2.00% - 2.25%(2)	$1,516	(3)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L + 2.50%	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L + 1.95%	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L + 2.00%	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L + 2.50%	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L + 2.45%	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L + 1.25%	100		—	June 27, 2020(4)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L + 1.25%	38		12	September 26, 2020(5)
Ambler Credit Facility	Revolving Credit Facility	L + 2.25%	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L + 2.25%	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L + 1.55%	$—		$—	N/A(6)
Cheltenham Total Return Swap	Total Return Swap	L + 1.60%	$94		$81	N/A(7)

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €232 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $151 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $238 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £112 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(4)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(5)	The Broomall Prime Brokerage Facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(6)

The TRS may be terminated by Center City Funding or Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party. Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

(7)

The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before February 19, 2020 (January 19, 2019 as of December 31, 2018), or by Citibank on or after February 19, 2020 (January 19, 2019 as of December 31, 2018), in each case, in whole or in part, upon prior written notice to the other party.

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

Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors.

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2019, 2018 or 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7540	$245
2018	$0.7540	$245
2019	$0.7540	$246

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2019, 2018 and 2017.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Summary of Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

ASC Topic 820 issued by the FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to our independent third-party valuation service providers;

•

our independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, our valuation committee recommends that our board of directors approves the fair valuations determined by the valuation committee; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and our independent third-party valuation service providers.

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

Contractual Obligations

We have entered agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements during the years ended December 31, 2019, 2018 and 2017.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2019 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(7)	November 7, 2024	$1,516	—	—	$1,516	—
Germantown Credit Facility(2)	December 15, 2020	$300	$300	—	—	—
Darby Creek Credit Facility(3)	February 26, 2024	$215	—	—	$215	—
Dunlap Credit Facility(4)	February 26, 2024	$405	—	—	$405	—
Jefferson Square Credit Facility(5)	July 15, 2022	$370	—	$370	—	—
Juniata River Credit Facility(6)	October 11, 2021	$730	—	$730	—	—
Burholme Prime Brokerage Facility(2)	June 27, 2020(8)	$100	$100	—	—	—
Broomall Prime Brokerage Facility(9)	September 26, 2020(10)	$38	$38	—	—	—
Ambler Credit Facility(11)	November 22, 2024	$85	—	—	$85	—
Meadowbrook Run Credit Facility(12)	November 22, 2024	$50	—	—	$50	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2019, no amounts remained unused under the financing arrangement.

(3)	At December 31, 2019, $35 remained unused under the Darby Creek Credit Facility.

(4)	At December 31, 2019, $95 remained unused under the Dunlap Credit Facility.

(5)	At December 31, 2019, $30 remained unused under the Jefferson Square Credit Facility.

(6)	At December 31, 2019, $120 remained unused under the Juniata River Credit Facility.

(7)

At December 31, 2019, $159 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €232 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $151 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $238 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £112 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(8)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(9)	At December 31, 2019, $12 remained unused under the Broomall Prime Brokerage Facility.

(10)	The Broomall Prime Brokerage Facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(11)	At December 31, 2019, $115 remained unused under the Ambler Credit Facility.

(12)	At December 31, 2019, $250 remained unused under the Meadowbrook Run Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement-Disclosures Framework-Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements.

ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of ASU 2018-13 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 72.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 14.7% were debt investments paying fixed interest rates while 6.9% were other income producing investments, 3.4% consisted of non-income producing investments, and the remaining 2.1% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2019, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2019 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(54)	$(39)	$(15)	(2.6)%
No change	—	—	—	—
Up 100 basis points	64	39	25	4.4%
Up 300 basis points	194	117	77	13.8%
Up 500 basis points	326	195	131	23.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2019					Hedges As of December 31, 2019
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	143.0	$98.5	$102.1	$10.2	A$	13.4	$9.4
British Pound Sterling		£61.4	77.5	81.4	8.1		£6.2	8.2
Canadian Dollars	C$	119.0	89.5	92.0	9.2	C$	11.0	8.5
Euros		€125.2	140.2	140.8	14.1		€7.5	8.4

Total			$405.7	$416.3	$41.6			$34.5

(1)	Excludes effect, if any, of any foreign currency hedges.

As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and the U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of December 31, 2019, the net contractual amount of our foreign currency forward contracts totaled $34.5, all of which related to the hedging of our foreign currency denominated debt investments. As of December 31, 2019, we had outstanding borrowings denominated in foreign currencies of €232, CAD $151, £112 and A$238 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp. II

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. II and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 13, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp. II

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheet of FS KKR Capital Corp. II and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended, the financial highlights for the year ended December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, and cash flows for the year then ended, and the financial highlights for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS Investment Corporation II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet, including the consolidated schedule of investments, of FS Investment Corporation II (the Company) as of December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS Investment Corporation II as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

We have served as the auditor of one or more FS Investments investment companies since 2007.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 19, 2019

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$8,004 and $4,312, respectively)	$7,670	$4,132
Non-controlled/affiliated investments (amortized cost—$478 and $249, respectively)	356	227
Controlled/affiliated investments (amortized cost—$559 and $0, respectively)	565	—

Total investments, at fair value (amortized cost—$9,041 and $4,561, respectively)	$8,591	$4,359
Cash	163	148
Foreign currency, at fair value (cost—$4 and $2, respectively)	4	2
Collateral held at broker for open interest rate swap contracts	44	—
Due from counterparty	45	—
Receivable for investments sold and repaid	23	4
Income receivable	84	34
Deferred financing costs	12	6
Prepaid expenses and other assets	4	1

Total assets	$8,970	$4,554

Liabilities
Payable for investments purchased	$37	$42
Credit facilities payable (net of deferred financing costs of $0 and $3, respectively)(1)	3,809	1,887
Stockholder distributions payable	—	12
Management and investment adviser fees payable	35	17
Subordinated income incentive fees payable(2)	11	6
Administrative services expense payable	3	0
Interest payable	30	16
Unrealized depreciation on foreign currency forward contracts	1	—
Unrealized depreciation on total return swap(1)	4	—
Unrealized depreciation on interest rate swaps	29	2
Other accrued expenses and liabilities	15	5

Total liabilities	3,974	1,987

Commitments and contingencies(3)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 678,379,301 and 326,445,320 shares issued and outstanding, respectively	1	0
Capital in excess of par value	5,794	2,991
Accumulated earnings (loss)(4)	(799)	(424)

Total stockholders’ equity	4,996	2,567

Total liabilities and stockholders’ equity	$8,970	$4,554

Net asset value per share of common stock at year end	$7.36	$7.86

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$381	$375	$417
Paid-in-kind interest income	12	9	21
Fee income	30	29	60
Dividend income	1	8	—
From non-controlled/affiliated investments:
Interest income	25	24	19
Paid-in-kind interest income	11	9	4
Fee income	—	1	1
From controlled/affiliated investments:
Interest income	—	—	1
Paid-in-kind interest income	—	—	1

Total investment income	460	455	524

Operating expenses
Management fees(1)	72	79	103
Subordinated income incentive fees(2)	29	25	61
Administrative services expenses	5	3	3
Stock transfer agent fees	2	2	2
Accounting and administrative fees	2	2	2
Interest expense(3)	106	103	87
Other general and administrative expenses	5	5	6

Operating expenses	221	219	264
Management fee waiver(1)	—	(3)	(13)

Net expenses	221	216	251

Net investment income before taxes	239	239	273
Excise taxes	1	3	2

Net investment income	$238	$236	$271

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Operations (continued)

(in millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Realized and unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$(58)	$(4)	$(92)
Non-controlled/affiliated investments	(3)	(76)	7
Controlled/affiliated investments	—	—	(31)
Net realized gain (loss) on secured borrowing	—	—	0
Net realized gain (loss) on total return swap(3)	(1)	—	0
Net realized gain (loss) on foreign currency forward contracts	—	—	—
Net realized gain (loss) on interest rate swaps	(1)	—	—
Net realized gain (loss) on foreign currency	1	0	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	34	(157)	35
Non-controlled/affiliated investments	(100)	(38)	(1)
Controlled/affiliated investments	6	—	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	2	—	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	—	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(9)	(2)	—
Net change in unrealized gain (loss) on foreign currency	(16)	3	0

Total net realized and unrealized gain (loss) on investments	(146)	(274)	(81)

Net increase (decrease) in net assets resulting from operations	$92	$(38)	$190

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$0.27	$(0.12)	$0.58

Weighted average shares outstanding	338,067,906	324,551,233	325,363,299

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating capital gains incentive fees and the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2019	2018	2017
Operations
Net investment income	$238	$236	$271
Net realized gain (loss) on investments, secured borrowing, total return swap, interest rate swaps, foreign currency forward contracts and foreign currency	(62)	(80)	(115)
Net change in unrealized appreciation (depreciation) on investments, secured borrowing, total return swap, interest rate swaps, and foreign currency forward contracts(1)	(68)	(197)	34
Net change in unrealized gain (loss) on foreign currency	(16)	3	0

Net increase (decrease) in net assets resulting from operations	92	(38)	190

Stockholder distributions(2)
Distributions to stockholders	(246)	(245)	(245)

Net decrease in net assets resulting from stockholder distributions	(246)	(245)	(245)

Capital share transactions(3)
Issuance of common stock	2,543	—	—
Reinvestment of stockholder distributions	92	111	123
Repurchases of common stock	(52)	(114)	(125)

Net increase (decrease) in net assets resulting from capital share transactions	2,583	(3)	(2)

Total increase (decrease) in net assets	2,429	(286)	(57)
Net assets at beginning of year	2,567	2,853	2,910

Net assets at end of year	$4,996	$2,567	$2,853

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$92	$(38)	$190
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(2,433)	(1,896)	(1,948)
Paid-in-kind interest	(23)	(18)	(26)
Proceeds from sales and repayments of investments	2,540	1,885	1,838
Net realized (gain) loss on investments	61	80	116
Net change in unrealized (appreciation) depreciation on total return swap	(2)	—	—
Net change in unrealized (appreciation) depreciation on investments and secured borrowing(1)	60	195	(34)
Net change in unrealized (appreciation) depreciation on interest rate swaps	9	2	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1	—	—
Accretion of discount	(12)	(8)	(47)
Amortization of deferred financing costs	4	6	6
Net change in unrealized (gain) loss on borrowings in foreign currency	18	(2)	1
(Increase) decrease in collateral held at broker for open interest rate swap contracts	(44)	—	—
(Increase) decrease in due from counterparty	(45)	—	—
(Increase) decrease in receivable for investments sold and repaid	(19)	(3)	73
(Increase) decrease in income receivable	(50)	11	(2)
(Increase) decrease in prepaid expenses and other assets	(3)	0	(1)
Increase (decrease) in payable for investments purchased	(5)	38	(10)
Increase (decrease) in management fees payable	18	(5)	1
Increase (decrease) in subordinated income incentive fees payable	5	(13)	3
Increase (decrease) in administrative services expense payable	3	—	—
Increase (decrease) in interest payable	14	—	3
Increase (decrease) in other accrued expenses and liabilities	10	—	—
Cash purchased in merger	340	—	—
Other liabilities acquired from merger net of other assets, net of unrealized depreciation on derivatives	(59)	—	—
Merger costs capitalized into purchase price	(6)	—	—

Net cash provided by (used in) operating activities	474	234	163

Cash flows from financing activities
Repurchases of common stock	(52)	(114)	(125)
Stockholder distributions	(166)	(133)	(122)
Borrowings under credit facility(2)	1,516	550	782
Proceeds (repayments) from secured borrowings(2)	—	—	(8)
Repayments of credit facilities(2)	(1,748)	(842)	(175)
Repayments of repurchase agreement(2)	—	—	(400)
Deferred financing costs paid	(7)	(5)	(2)

Net cash provided by (used in) financing activities	(457)	(544)	(50)

Total increase (decrease) in cash and foreign currency	17	(310)	113
Cash and foreign currency at beginning of year	150	460	347

Cash and foreign currency at end of year(3)	$167	$150	$460

Supplemental disclosure
Non-cash purchase of investments	$(55)	$—	$—

Non-cash sales of investments	$55	$—	$—

Distributions reinvested	$92	$111	$123

Local and excise taxes paid	$2	$3	$2

(1)	Excludes $4,613 of cost of investments acquired from the Merger.

(2)

Excludes $2,133 of debt assumed from the Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2019, 2018 and 2017, the Company paid $91, $71 and $48, respectively in interest expense on the credit facilities and unsecured notes.

(3)	As of December 31, 2019, 2018 and 2017, balance includes cash of $167, $150 and $460, respectively and restricted cash and collateral of $0, $0 and $0, respectively.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the Merger, the Company issued common stock of $2,549 and acquired investments at fair value of $4,425 ($4,613 at cost) and other assets of $113 and assumed debt of $2,133 and other liabilities of $196.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—114.4%
5 Arch Income Fund 2, LLC	(r)(x)(y)	Diversified Financials	10.5%		11/18/23		$109.5	$109.6	$106.0
5 Arch Income Fund 2, LLC	(r)(s)(x)(y)	Diversified Financials	10.5%		11/18/23		112.9	112.9	109.2
ABB CONCISE Optical Group LLC	(n)(ab)	Retailing	L+500	1.0%	6/15/23		3.6	3.6	3.4
Accuride Corp	(n)(ab)	Capital Goods	L+525	1.0%	11/17/23		9.2	7.9	7.3
Advanced Lighting Technologies Inc	(n)(ad)	Materials	L+750	1.0%	10/4/22		9.0	8.1	5.9
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+325	1.0%	7/23/21		30.6	29.0	29.7
All Systems Holding LLC	(f)(k)(l)(m)(n)(o)(p)	Commercial & Professional Services	L+625	1.0%	10/31/23		198.3	198.3	200.4
All Systems Holding LLC	(n)	Commercial & Professional Services	L+625	1.0%	10/31/23		4.4	4.4	4.4
All Systems Holding LLC	(s)	Commercial & Professional Services	L+625	1.0%	10/31/23		10.2	10.2	10.3
Alstom SA	(n)(r)(ab)	Transportation	L+450	1.0%	8/29/21		6.2	6.0	5.8
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.6
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+750	1.0%	9/2/24		16.3	14.5	14.7
Ammeraal Beltech Holding BV	(n)(r)(ab)	Capital Goods	E+375		7/30/25		€3.3	3.8	3.6
Apex Group Limited	(r)(s)	Diversified Financials	L+700	1.3%	6/15/23		$4.6	4.5	4.5
Apex Group Limited	(f)(k)(l)(n)(q)(r)	Diversified Financials	L+700	1.3%	6/15/25		70.4	69.7	70.5
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.5%	6/15/25		£23.2	29.5	30.9
Arrotex Australia Group Pty Ltd	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.8	32.8	33.0
Aspect Software Inc	(s)	Software & Services	L+500	1.0%	7/15/23		$3.3	3.3	3.3
Aspect Software Inc	(l)(n)(p)	Software & Services	L+500	1.0%	1/15/24		21.2	19.0	19.2
ATX Networks Corp	(j)(n)(o)(r)(ab)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		48.8	47.8	45.7
AVF Parent LLC	(n)(t)(u)	Retailing	L+925 PIK (L+925 Max PIK)	1.3%	3/1/24		118.9	114.7	37.5
Belk Inc	(n)(ab)	Retailing	L+675	1.0%	7/31/25		54.3	45.1	38.2
Bellatrix Exploration Ltd	(n)(r)	Energy	10.0%		3/31/20		2.0	2.0	2.0
Bellatrix Exploration Ltd	(r)(s)	Energy	10.0%		3/31/20		0.8	0.8	0.8
Berner Food & Beverage LLC	(n)	Food & Staples Retailing	L+875	1.0%	2/2/23		4.3	4.3	4.3
Borden Dairy Co	(n)(t)(u)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23		105.0	103.3	54.3
Brand Energy & Infrastructure Services Inc	(n)(ab)(ac)	Capital Goods	L+425	1.0%	6/21/24		22.2	21.5	22.2
Bugaboo International BV	(n)(r)	Consumer Durables & Apparel	7.8% PIK (7.8% Max PIK)		3/20/25		€1.5	1.8	1.7
Caprock Midstream LLC	(n)(ab)	Energy	L+475		11/3/25		$11.7	11.1	10.8
CEPSA Holdco (Matador Bidco)	(n)(r)(ab)	Energy	L+475		10/15/26		4.8	4.8	4.9
CHS/Community Health Systems, Inc.	(g)(h)(k)(n)(r)(aa)(ab)	Health Care Equipment & Services	8.0%		3/15/26		17.6	17.1	18.1
Cimarron Energy Inc	(n)	Energy	10.0%		6/30/21		7.5	7.5	7.5
Compassus LLC	(n)(ab)(ac)	Health Care Equipment & Services	L+500	1.0%	12/31/26		6.8	6.7	6.8
Conservice LLC	(f)(n)(o)(p)	Consumer Services	L+525		11/29/24		59.5	59.0	59.8
Conservice LLC	(s)	Consumer Services	L+525		11/29/24		2.9	2.9	2.9
Conservice LLC	(s)	Consumer Services	L+525		11/29/24		3.4	3.3	3.4
Constellis Holdings LLC	(f)(n)(o)(p)(t)(u)	Capital Goods	L+625	1.0%	4/15/22		92.8	91.8	61.4
CSafe Global	(n)	Capital Goods	L+650	1.0%	11/1/21		5.9	5.9	5.9
CSafe Global	(s)	Capital Goods	L+650	1.0%	11/1/21		3.2	3.2	3.2
CSafe Global	(f)(k)(l)(n)(p)(q)	Capital Goods	L+650	1.0%	10/31/23		86.4	86.5	85.8
CSafe Global	(s)	Capital Goods	L+650	1.0%	10/31/23		18.3	18.3	18.1
CSM Bakery Products	(l)(n)(ab)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20		7.5	7.2	7.3
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24		—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Diamond Resorts International Inc	(l)(n)(ab)	Consumer Services	L+375	1.0%	9/2/23	$46.1	$43.9	$45.2
Distribution International Inc	(n)(ab)	Retailing	L+575	1.0%	12/15/23	13.1	11.8	12.6
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/30/23	2.6	2.6	2.5
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.5	1.4	1.4
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	6.7	6.7	6.5
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	53.7	53.2	52.0
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24	5.5	5.1	5.1
EaglePicher Technologies LLC	(n)(ab)(ac)	Capital Goods	L+325		3/8/25	—	—	—
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26	13.9	13.3	13.0
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	133.9	133.9	133.6
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	1.2	1.2	1.2
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	4.7	4.7	4.7
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.6	32.2	32.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	6.3	6.2	6.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.3	11.3	6.5
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.2	5.6	—
FHC Health Systems Inc	(n)(ab)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8.7	7.6	8.8
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	36.5	36.5	36.1
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.3	5.3
FullBeauty Brands Holdings Corp	(n)	Retailing	L+1,000	1.0%	2/7/22	0.7	0.7	0.7
FullBeauty Brands Holdings Corp	(n)(ab)	Retailing	L+900	1.0%	2/7/24	4.0	3.9	1.9
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	158.3	158.3	154.3
Greystone Equity Member Corp	(r)(s)	Diversified Financials	L+725	3.8%	4/1/26	5.9	5.9	5.8
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	0.8	0.8	0.8
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	8.8	8.8	8.8
Heniff Transportation Systems LLC	(f)(l)	Transportation	L+575	1.0%	12/3/26	45.1	45.1	45.1
Heniff Transportation Systems LLC	(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	30.1	29.8	29.8
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	56.3	44.4	26.0
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.2	5.2	5.2
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	54.6	54.2	31.1
Icynene Group Ltd	(f)(l)(m)(n)(o)(p)(q)	Materials	L+700	1.0%	11/30/24	117.6	117.6	118.8
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.1
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.8
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€51.8	55.3	56.8
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	13.6	14.8	14.8
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.6	10.6	11.5
Ivanti Software Inc	(l)(ab)	Software & Services	L+425	1.0%	1/20/24	7.4	7.3	7.4
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	68.8	68.2	68.8
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	16.4	16.4	16.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	$6.4	$6.4	$6.4
JC Penney Corp Inc	(n)(r)(ab)	Retailing	L+425	1.0%	6/23/23	3.4	3.1	3.0
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	11.2	10.3	7.9
Jostens Inc	(n)(ab)	Consumer Services	L+550		12/19/25	16.0	15.8	16.0
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	2/5/20	31.1	31.1	30.8
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)	Commercial & Professional Services	L+650	1.0%	11/7/26	135.2	133.9	133.9
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	40.2
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)	Capital Goods	L+725	1.0%	12/1/24	223.1	223.1	223.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
Laird PLC	(n)(r)(ab)	Technology Hardware & Equipment	L+450		7/9/25	4.4	4.0	4.4
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	13.7	13.4	13.8
LD Intermediate Holdings Inc	(n)(ab)	Software & Services	L+588	1.0%	12/9/22	31.5	29.8	31.6
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	22.0	21.8	21.8
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	9.3	9.3	9.2
Lionbridge Technologies Inc	(f)(k)(l)(p)(q)	Consumer Services	L+625	1.0%	12/27/25	115.3	114.7	114.7
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.0	22.0	22.0
Lipari Foods LLC	(s)	Food & Staples Retailing	L+588	1.0%	1/6/25	49.9	49.9	49.9
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	151.0	149.7	150.9
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.5	21.0	21.4
MedAssets Inc	(n)(ab)	Health Care Equipment & Services	L+450	1.0%	10/20/22	0.1	0.1	0.1
MI Windows & Doors Inc	(n)(ab)	Capital Goods	L+550	1.0%	11/6/26	20.0	19.0	20.1
Mitel US Holdings Inc	(n)(ab)	Technology Hardware & Equipment	L+450		11/30/25	0.3	0.3	0.3
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24	36.1	34.8	30.8
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	17.8	17.8	17.8
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	7.7	7.7	7.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	62.3	62.3	62.3
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+600	1.0%	12/20/25	43.9	43.5	43.5
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	7.9	7.9	7.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	34.6	34.6	34.6
Multi-Color Corp	(n)(r)(ab)	Commercial & Professional Services	6.8%		7/15/26	10.4	10.4	11.0
NaviHealth Inc.	(n)(ab)	Health Care Equipment & Services	L+500		8/1/25	24.9	24.2	24.9
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24	4.2	4.2	4.1
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+500	1.0%	9/2/21	3.6	3.6	3.6
North Haven Cadence Buyer Inc	(f)(k)(n)(p)	Consumer Services	L+650	1.0%	9/2/22	44.0	44.0	44.0
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+650	1.0%	9/2/22	10.7	10.7	10.7
North Haven Cadence Buyer Inc	(f)(l)(n)(o)(p)	Consumer Services	L+793	1.0%	9/2/22	72.5	72.5	72.5
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22	2.9	2.5	2.7
Ontic Engineering & Manufacturing Inc	(n)(ab)	Capital Goods	L+475		10/30/26	1.9	1.9	1.9
Ontic Engineering & Manufacturing Inc	(s)(ab)	Capital Goods	L+238		10/31/26	0.3	0.3	0.3
Onvoy LLC	(n)(ab)	Telecommunication Services	L+450	1.0%	2/10/24	0.2	0.1	0.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+375	1.0%	10/30/20	2.5	2.4	2.5
PAE Holding Corp	(n)(ab)	Capital Goods	L+550	1.0%	10/20/22	7.3	7.4	7.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Peak 10 Holding Corp	(k)(n)(ab)	Telecommunication Services	L+350		8/1/24		$22.4	$20.2	$18.7
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26		14.9	14.8	12.2
Power Distribution Inc	(f)(n)	Capital Goods	L+725	1.3%	1/25/23		65.1	65.1	60.6
Production Resource Group LLC	(k)(l)(m)(n)(p)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	306.2
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	23.9	25.7
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	22.4
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.4	112.9
PSKW LLC	(n)(o)(p)	Health Care Equipment & Services	L+768	1.0%	11/25/21		16.5	16.5	16.5
PSKW LLC	(l)(m)(n)(o)(p)(q)	Health Care Equipment & Services	L+768	1.0%	11/25/21		191.6	191.6	191.6
PSKW LLC	(m)(n)	Health Care Equipment & Services	L+768	1.0%	11/25/21		20.4	20.2	20.4
Qdoba Restaurant Corp	(n)(ab)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.9	2.0
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	7.5
Reliant Rehab Hospital Cincinnati LLC	(f)(n)(o)(p)	Health Care Equipment & Services	L+675	1.0%	9/2/24		118.0	117.1	115.6
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		96.4	96.4	94.7
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		90.0	89.1	89.1
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		22.7	22.5	22.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safariland LLC	(n)	Capital Goods	L+775	1.1%	11/18/23		2.2	2.2	2.1
Safariland LLC	(f)(k)(l)(n)(p)	Capital Goods	L+775	1.1%	11/18/23		115.7	115.7	109.0
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.7	52.1	52.2
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	73.1	53.9	57.4
Sequa Corp	(n)(ab)(ac)	Materials	L+500	1.0%	11/28/21		$30.2	29.8	30.2
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.6	15.6	15.6
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	90.1
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.6	210.4
SI Group Inc	(n)(ab)	Materials	L+475		10/15/25		2.0	1.9	2.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		6.6	6.4	6.5
Smart Foodservice	(n)(ab)	Food & Staples Retailing	L+475		6/20/26		5.8	5.7	5.8
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		28.0	25.4	27.1
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.1	0.1	0.1
SMART Global Holdings Inc	(n)(r)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3.2	3.2	3.2
Sorenson Communications LLC	(f)(k)(m)(n)(ab)	Telecommunication Services	L+650		4/29/24		78.6	75.8	78.2
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24	C$	4.4	3.6	3.5
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		$2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		26.9	26.1	26.7
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.6	37.6	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		9.5	8.7	9.1
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.7	101.8	102.8
Team Health Inc	(n)(ab)	Health Care Equipment & Services	L+275	1.0%	2/6/24		1.1	1.1	0.9
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		40.0	39.6	40.2
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		9.1	8.2	8.6
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		169.8	169.8	168.3

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	63.0	$41.8	$43.4
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	10.1
Transaction Services Group Ltd	(r)(s)	Consumer Services	L+600		10/15/26		$26.6	26.6	26.1
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/24		13.7	13.5	13.5
Truck-Lite Co LLC	(f)(k)(n)(o)(p)	Automobiles & Components	L+625	1.0%	12/13/26		127.9	126.7	126.6
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/26		18.8	18.6	18.6
Vertiv Group Corp	(n)(ab)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		16.5	15.7	16.5
Virgin Pulse Inc	(f)(l)(m)(n)(o)(p)	Software & Services	L+650	1.0%	5/22/25		159.4	158.4	159.5
Vivint Inc	(l)(n)(ab)	Commercial & Professional Services	L+500		4/1/24		20.8	20.0	20.8
Warren Resources Inc	(n)(ad)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		21.0	21.0	21.0
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24		4.9	4.4	4.1
West Corp	(l)(o)(ab)	Software & Services	L+400	1.0%	10/10/24		19.6	18.1	16.7
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	1/26/21		0.6	0.6	0.6
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	8/26/21		0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24		1.1	1.1	1.1
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24		1.7	1.7	1.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+500	1.0%	9/29/23		0.1	0.1	0.1
Zeta Interactive Holdings Corp	(m)(n)(o)(p)(q)	Software & Services	L+750	1.0%	7/29/22		122.2	122.2	122.2
Zeta Interactive Holdings Corp	(s)	Software & Services	L+750	1.0%	7/29/22		4.4	4.4	4.4

Total Senior Secured Loans—First Lien								6,596.0	6,295.8
Unfunded Loan Commitments								(578.6)	(578.6)

Net Senior Secured Loans—First Lien								6,017.4	5,717.2

Senior Secured Loans—Second Lien—16.2%
Access CIG LLC	(n)(ab)	Software & Services	L+775		2/27/26		1.5	1.5	1.5
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22		7.2	6.2	6.5
Albany Molecular Research Inc	(n)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25		0.9	0.9	0.9
American Bath Group LLC	(l)(n)(ab)	Capital Goods	L+975	1.0%	9/30/24		10.0	9.6	10.0
Ammeraal Beltech Holding BV	(f)(n)(o)(r)	Capital Goods	L+800		7/27/26		51.3	50.4	49.5
Applied Systems Inc	(n)(ab)	Software & Services	L+700	1.0%	9/19/25		2.6	2.6	2.7
Arena Energy LP	(l)(n)(o)(p)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		53.9	53.9	52.4
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27		129.2	128.0	131.8
BCA Marketplace PLC	(n)(r)	Retailing	L+825		9/24/27		£30.2	37.3	39.5
Bellatrix Exploration Ltd	(n)(r)(t)(u)	Energy	8.5%		9/11/23		$13.5	12.3	4.3
Bellatrix Exploration Ltd	(n)(r)	Energy	8.5%		9/11/23		5.6	5.6	5.6
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22		35.8	35.8	35.9
CDS US Intermediate Holdings Inc	(l)(n)(r)(ab)	Media & Entertainment	L+825	1.0%	7/10/23		18.0	16.4	15.1
Chisholm Oil & Gas Operating LLC	(n)(p)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24		38.3	38.0	28.9
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26		3.2	3.1	3.2
Dayton Superior Corp	(n)	Materials	L+700	2.0%	12/3/24		1.7	1.6	1.6
EaglePicher Technologies LLC	(n)(ab)	Capital Goods	L+725		3/8/26		0.4	0.4	0.4
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+900		7/23/27		3.9	3.7	3.7

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Emerald Performance Materials LLC	(l)(n)(ab)	Materials	L+775	1.0%	8/1/22	$10.0	$9.9	$9.8
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	13.3	13.3	12.9
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.5	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.4	24.8
Invictus	(n)(ab)	Materials	L+675		3/30/26	0.1	0.1	0.1
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	58.6	57.6	57.8
Misys Ltd	(n)(r)(ab)	Software & Services	L+725	1.0%	6/13/25	7.3	7.2	7.1
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.6	5.4	5.1
New Arclin US Holding Corp	(n)(r)(ab)	Materials	L+875	1.0%	2/14/25	0.3	0.3	0.3
OEConnection LLC	(f)(n)	Software & Services	L+825		9/25/27	42.9	42.5	42.6
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	26.3
OPE Inmar Acquisition Inc	(l)(n)(ab)	Software & Services	L+800	1.0%	5/1/25	24.6	24.1	23.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+800	1.0%	4/30/21	14.5	14.6	14.2
Paradigm Acquisition Corp	(n)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.7
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+725	1.0%	8/1/25	11.9	11.1	7.5
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.6
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	39.6
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.3
Sequa Corp	(n)(ab)	Materials	L+900	1.0%	4/28/22	11.5	11.2	11.3
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	5.7	5.1	5.5
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.4	15.4	15.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	7/27/25	2.4	2.4	2.2
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.6	12.6	12.6
Titan Energy LLC	(n)(t)(u)(ad)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	137.2	100.7	—
Transplace	(n)(ab)	Transportation	L+875	1.0%	10/6/25	3.3	3.2	3.1
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	12.5	12.5	11.4
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.5	60.2

Total Senior Secured Loans—Second Lien							940.7	808.7

Other Senior Secure Debt—5.2%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$14.4	10.7	—
APTIM Corp	(g)(n)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	4.9
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	4.0
Cleaver-Brooks Inc	(n)(ab)	Capital Goods	7.9%		3/1/23	0.3	0.3	0.3
Cornerstone Chemical Co	(n)(ab)	Materials	6.8%		8/15/24	2.7	2.7	2.4
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	12.0	12.0	12.3
Enterprise Development Authority	(g)(h)(n)(aa)(ab)	Consumer Services	12.0%		7/15/24	8.2	8.5	9.4
FourPoint Energy LLC	(n)(p)	Energy	9.0%		12/31/21	46.3	45.6	44.0
Genesys Telecommunications Laboratories Inc	(g)(h)(n)(aa)(ab)	Technology Hardware & Equipment	10.0%		11/30/24	2.6	2.8	2.8
JC Penney Corp Inc	(g)(h)(n)(r)(aa)(ab)	Retailing	5.7%		6/1/20	0.3	0.3	0.3
JW Aluminum Co	(g)(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.3
Lycra	(g)(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	13.2

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Mood Media Corp	(n)(ad)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	$40.6	$39.5	$39.0
MultiPlan Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	7.1%		6/1/24	17.1	17.2	16.6
Pattonair Holdings Ltd	(g)(h)(n)(r)(aa)(ab)	Capital Goods	9.0%		11/1/22	16.5	16.9	17.3
TruckPro LLC	(g)(h)(n)(aa)(ab)	Capital Goods	11.0%		10/15/24	7.9	7.4	8.2
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(h)(k)(m)(n)(aa)(ab)	Commercial & Professional Services	7.9%		12/1/22	25.5	25.2	25.8
Vivint Inc	(g)(h)(n)(aa)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.3	13.5

Total Other Senior Secured Debt							273.0	258.0

Subordinated Debt—9.2%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.3	0.3	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(g)(h)(aa)(ab)	Energy	10.0%		4/1/22	26.0	26.0	25.9
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	72.6	72.6	73.1
Avantor Inc	(g)(m)(n)(o)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	85.0	85.6	95.2
Byrider Finance LLC	(n)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	2.3	2.3	2.3
Calumet Specialty Products	(h)(n)(r)(aa)(ab)	Energy	7.8%		4/15/23	10.3	10.3	10.3
ClubCorp Club Operations Inc	(g)(h)(n)(aa)(ab)	Consumer Services	8.5%		9/15/25	31.8	30.9	27.8
Craftworks Rest & Breweries Group Inc	(n)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	4.7
Diamond Resorts International Inc	(g)(h)(aa)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.6	4.6
GFL Environmental Inc	(g)(h)(n)(r)(aa)(ab)	Commercial & Professional Services	8.5%		5/1/27	13.4	13.7	14.7
Intelsat Jackson Holdings SA	(g)(h)(n)(r)(aa)(ab)	Media & Entertainment	5.5%		8/1/23	11.1	10.2	9.5
Kenan Advantage Group Inc	(n)(ab)	Transportation	7.9%		7/31/23	19.2	17.0	18.8
LifePoint Hospitals Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	9.8%		12/1/26	24.8	25.2	28.1
Montage Resources Corp	(h)(n)(r)(aa)(ab)	Energy	8.9%		7/15/23	16.4	16.2	15.1
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(h)(n)(r)(aa)(ab)	Materials	8.0%		10/1/26	15.3	15.3	16.3
PAREXEL International Corp	(g)(h)(n)(aa)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.8	0.8	0.8
Plastipak Holdings Inc	(g)(h)(n)(aa)(ab)	Materials	6.3%		10/15/25	2.4	2.2	2.1
Ply Gem Holdings Inc	(g)(h)(n)(aa)(ab)	Capital Goods	8.0%		4/15/26	19.1	18.3	20.0
Quorum Health Corp	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	11.6%		4/15/23	6.0	6.0	5.1
SRS Distribution Inc	(g)(h)(n)(p)(aa)(ab)	Capital Goods	8.3%		7/1/26	28.5	28.2	29.5
Team Health Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	6.4%		2/1/25	20.5	18.3	13.8
Vertiv Group Corp	(g)(h)(aa)(ab)	Technology Hardware & Equipment	9.3%		10/15/24	23.7	23.4	25.6
Vivint Inc	(g)(h)(m)(n)(p)(aa)(ab)	Commercial & Professional Services	8.8%		12/1/20	15.5	15.1	15.5

Total Subordinated Debt							448.7	459.1

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—9.7%
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$47.1	$47.1	$47.1
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				7,819,411	7.8	7.8
Abacus JV, Private Equity	(n)(r)	Insurance				31,301,941	31.3	31.3
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.2
Altavair AirFinance, Private Equity	(n)(r)	Capital Goods				10,964,023	11.0	11.2
Australis Maritime, Common Stock	(n)(r)(t)	Transportation				10,790,511	10.8	10.8
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.3	2.1	2.3
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$14.6	13.6	14.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.0	2.8	3.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$2.8	2.6	2.8
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$85.4	79.6	85.4
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.0	17.7	19.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.8	2.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.1	14.1	15.1
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$19.7	18.3	19.7
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$12.2	11.4	12.2
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.7	19.3	20.7
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				76,447,526	76.4	9.6
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				8,092,505	8.1	8.1
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$30.1	30.1	30.1
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$22.3	22.3	22.3
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				15,059,448	15.1	16.0
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	0.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.6
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	4.6	3.3
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.5	6.5	6.5
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.3	14.3	14.4
Sofi Lending Corp, 2019-C R1	(n)(r)	Diversified Financials			11/16/48	$26.7	15.1	15.2
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Diversified Financials				N/A	9.9	12.6

Total Asset Based Finance							557.5	507.6
Unfunded Asset Based Finance Commitments							(22.3)	(22.3)

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Net Asset Based Finance							$535.2	$485.3

Credit Opportunities Partners, LLC—10.2%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				$503.1	503.4	510.0

Total Credit Opportunities Partners, LLC							503.4	510.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—7.1%(e)
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	$0.6	$5.3
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	1.0
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	—	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	2.5
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	30.7
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	8.6
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	2.0
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	—
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				83,488	0.1	0.1
Bellatrix Exploration Ltd, Warrant	(n)(r)(t)	Energy			9/11/23	382,476	—	—
Byrider Finance LLC, Common Stock	(n)(t)	Automobiles & Components				1,667	—	—
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.3
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	1.6
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	1.0
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	—	—
Dayton Superior Corp, Common Stock	(n)(t)	Materials				14,552	0.9	0.9
Dayton Superior Corp, Warrants	(n)(t)	Materials			12/2/21	3,675	—	—
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	3.5
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock, Class C— II— A Units	(t)(v)	Energy				13,000	13.0	1.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
FourPoint Energy LLC, Common Stock, Class D Units	(t)(v)	Energy				2,437	$1.6	$0.3
FourPoint Energy LLC, Common Stock, Class E—II Units	(t)(v)	Energy				29,730	7.4	3.1
FourPoint Energy LLC, Common Stock, Class E—III Units	(t)(v)	Energy				43,875	11.0	4.6
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	0.9
FullBeauty Brands Holdings Corp, Common Stock	(n)(t)	Retailing				20,297	0.1	—
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	2.7	6.7
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	15.5
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	1.6
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	—	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK		2/15/28	6,875	52.6	104.1
MB Precision Holdings LLC, Class A— 2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	8.8	5.6
Misys Ltd, Preferred Stock	(n)(r)(t)	Software & Services	L+1,025			2,841	2.8	2.8
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	1.0
North Haven Cadence Buyer Inc, Common Stock	(n)(t)	Consumer Services				3,958,333	4.0	8.5
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.8
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	19.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	5.8
Polyconcept North America Inc, Class A— 1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Power Distribution Inc, Common Stock	(n)(t)	Capital Goods				4,530,006	3.9	1.8
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	9.0
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	8.7
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.2
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	33.6
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.9
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	14.2
Sunnova Energy International Inc, Common Stock	(n)(t)(ab)	Energy				487,528	5.5	5.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
VICI Properties Inc, Common Stock	(n)(t)(ab)	Consumer Services				66,020	1.2	1.7

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	$15.8	$8.3
White Star Petroleum LLC, Common Stock	(t)(v)(w)	Energy				3,351,997	2.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	12.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	10.9
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							322.8	352.8

TOTAL INVESTMENTS—172.0%							$9,041.2	8,591.1

LIABILITIES IN EXCESS OF OTHER ASSETS—(72.0%)								(3,595.1)

NET ASSETS—100.0%								$4,996.0

Total Return Swap							Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)							$93.5	$(4.4)

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	4.8 Sold	$3.3	$3.4	$(0.1)
AUD	1/14/2020	ING Capital LLC	A$	1.9 Sold	1.3	1.3	—
AUD	1/14/2020	ING Capital LLC	A$	0.3 Sold	0.2	0.2	—
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	4.6	4.8	(0.2)
CAD	1/14/2020	JP Morgan Chase Bank	C$	5.7 Sold	4.3	4.4	(0.1)
CAD	1/14/2020	ING Capital LLC	C$	1.5 Sold	1.2	1.2	—
CAD	1/14/2020	ING Capital LLC	C$	3.9 Sold	3.0	3.0	—
EUR	1/14/2020	ING Capital LLC	€	1.0 Sold	1.1	1.1	—
EUR	1/14/2020	ING Capital LLC	€	0.8 Sold	0.9	0.9	—
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.3	—
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—
GBP	1/14/2020	ING Capital LLC	£	2.9 Sold	3.6	3.9	(0.3)
GBP	1/14/2020	ING Capital LLC	£	3.3 Sold	4.1	4.4	(0.3)
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.5	—

Total					$34.5	$35.5	$(1.0)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(9)	$(9)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital LLC	$250	3-Month LIBOR	2.59%	1/14/2024	—	(8)	(8)
ING Capital LLC	$250	3-Month LIBOR	2.62%	1/14/2022	—	(7)	(7)

					$—	$(29)	$(29)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.91%, the Euro Interbank Offered Rate, or EURIBOR, was (0.38)%, Candian Dollar Offer Rate, or CDOR was 2.08%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.92%, and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Listed investments may be treated as debt for GAAP or tax purposes.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

(g)

Security or portion thereof held within Broomall Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Broomall Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9).

(h)

Security or portion thereof held within Burholme Funding LLC and is pledged as collateral supporting the amounts outstanding under the prime brokerage facility with BNP Paribas Prime Brokerage, Inc., or BNPP. Securities held within Burholme Funding LLC may be rehypothecated from time to time as permitted under Rule 15c-1(a)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9).

(i)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

(j)	Security or portion thereof held within Cooper River LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A. (see Note 9).

(k)

Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(l)

Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(m)	Security or portion thereof held within Germantown Funding LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with Goldman Sachs (see Note 9).

(n)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

(o)

Security or portion thereof held within Jefferson Square Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, National Association (see Note 9).

(p)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(q)

Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).

(r)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2019, 79.5% of the Company’s total assets represented qualifying assets. In addition, the Company also calculates its compliance with the qualifying asset test on a “look through” basis by disregarding the value of the Company’s total return swap and treating each loan underlying the total return swap as either a qualifying asset or non-qualifying asset based on whether the obligor is an eligible portfolio company. On this basis, 79.6% of the Company’s total assets represented qualifying assets as of December 31, 2019.

(s)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(t)	Security is non-income producing.

(u)	Asset is on non-accrual status.

(v)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(w)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(x)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

(y)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(z)	Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(aa)

Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of December 31, 2019, the fair value of securities rehypothecated by BNPP was $123.

(ab)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(ac)	Position or portion thereof unsettled as of December 31, 2019.

(ad)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$9.1	$0.2	$—	$—	$(3.4)	$5.9	$0.9	$—	$—
Fairway Group Holdings Corp(4)	—	6.2	—	—	0.1	6.3	0.4	0.4	—
Fairway Group Holdings Corp(4)	—	11.3	—	—	(4.8)	6.5	0.6	0.6	—
Fairway Group Holdings Corp(4)	—	5.6	—	—	(5.6)	—	—	—	—
HM Dunn Co Inc	7.1	5.8	—	—	13.1	26.0	—	—	—
HM Dunn Co Inc	—	5.2	—	—	—	5.2	0.2	0.1	—
MB Precision Holdings LLC	21.3	1.2	(0.8)	0.2	(0.5)	21.4	2.6	0.5	—
One Call Care Management Inc	—	5.8	(8.2)	4.9	0.2	2.7	0.2	—	—
Warren Resources Inc	14.7	6.3	—	—	—	21.0	2.1	0.1	—
Senior Secured Loans—Second Lien
Fairway Group Holdings Corp(4)	—	5.0	—	—	(5.0)	—	—	—	—
One Call Care Management Inc(4)	—	13.2	(5.4)	(7.8)	—	—	1.6	0.5	—
Titan Energy LLC(4)	—	100.7	—	—	(100.7)	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	3.6	—	—	—	(3.6)	—	—	—	—
JW Aluminum Co	32.9	1.5	—	—	1.9	36.3	3.4	—	—
Mood Media Corp	28.5	11.1	—	—	(0.6)	39.0	5.5	1.1	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	31.7	—	—	—	(1.0)	30.7	—	—	—
ASG Technologies, Warrant	7.4	1.8	—	—	(0.6)	8.6	—	—	—
Fairway Group Holdings Corp, Common Stock(4)	—	3.3	—	—	(3.3)	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43.9	20.6	—	—	39.6	104.1	7.7	7.4	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
MB Precision Holdings LLC, Class A— 2 Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
MB Precision Holdings LLC, Preferred Stock	5.8	0.2	—	—	(0.4)	5.6	—	—	—
Mood Media Corp, Common Stock	15.8	—	—	—	(14.8)	1.0	—	—	—
One Call Care Management Inc, Common Stock	—	1.8	—	—	—	1.8	—	—	—
One Call Care Management Inc, Preferred Stock A	—	19.3	—	—	—	19.3	—	—	—
One Call Care Management Inc, Preferred Stock B	—	5.8	—	—	—	5.8	0.1	—	—
Titan Energy LLC, Common Stock(4)	—	8.6	—	—	(8.6)	—	—	—	—
Warren Resources Inc, Common Stock	5.6	4.7	—	—	(2.0)	8.3	—	—	—

Total	$227.4	$245.2	$(14.4)	$(2.7)	$(100.0)	$355.5	$25.3	$10.7	$—

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

(3)	Interest, PIK and fee income presented for the year ended December 31, 2019.

(4)

The Company held this investment as of December 31, 2018 but it was not deemed to be an “affiliated person” of the portfolio company as December 31, 2018. Transfers in or out have been presented at amortized cost.

(ae)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$—	$47.1	$—	$—	$—	$47.1	$0.2	$—	$—
801 5th Ave, Seattle, Private Equity	—	7.8	—	—	—	7.8	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	—	503.4	—	—	6.6	510.0	—	—	—

Total	$—	$558.3	$—	$—	$6.6	$564.9	$0.2	$—	$—

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

(3)	Interest, PIK and fee income presented for the year ended December 31, 2019.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—128.3%
5 Arch Income Fund 2, LLC	(m)(q)	Diversified Financials	9.0%		11/18/23	$39.5	$39.6	$39.5
5 Arch Income Fund 2, LLC	(m)(n)(q)	Diversified Financials	9.0%		11/18/23	34.5	34.5	34.5
Abaco Energy Technologies LLC	(h)(i)(t)	Energy	L+700, 2.5% PIK (2.5% Max PIK)	1.0%	11/20/20	24.4	23.9	24.2
ABB CONCISE Optical Group LLC	(t)	Retailing	L+500	1.0%	6/15/23	2.8	2.8	2.7
Accuride Corp	(j)(t)	Capital Goods	L+525	1.0%	11/17/23	0.5	0.5	0.5
Acosta Holdco Inc	(h)(t)	Commercial & Professional Services	L+325	1.0%	9/26/21	6.6	5.4	4.1
Addison Holdings	(f)(g)(h)(i)	Commercial & Professional Services	L+675	1.0%	12/29/23	83.8	83.8	84.0
Advanced Lighting Technologies Inc	(h)	Materials	L+750	1.0%	10/4/22	9.1	7.9	9.1
Advantage Sales & Marketing Inc	(i)(t)	Commercial & Professional Services	L+325	1.0%	7/23/21	15.4	14.7	13.7
Aleris International Inc	(h)(t)	Materials	L+475		2/27/23	1.4	1.4	1.4
All Systems Holding LLC	(g)(h)(i)	Commercial & Professional Services	L+767	1.0%	10/31/23	111.6	111.6	112.7
Altus Power America Inc	(i)	Energy	L+750	1.5%	9/30/21	3.2	3.2	3.1
Altus Power America Inc	(n)	Energy	L+750	1.5%	9/30/21	0.1	0.1	0.1
American Tire Distributors Inc	(t)	Automobiles & Components	L+750	1.0%	8/30/24	4.0	3.5	3.3
American Tire Distributors Inc	(t)	Automobiles & Components	L+650, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23	0.6	0.6	0.6
Ammeraal Beltech Holding BV	(m)(t)	Capital Goods	E+375		7/30/25	1.5	1.7	1.7
Apex Group Limited	(m)(n)	Diversified Financials	L+650		6/15/23	2.3	2.2	2.0
Apex Group Limited	(f)(g)(m)	Diversified Financials	L+650	1.0%	6/15/25	15.6	15.3	14.9
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	7.5	7.4	7.2
Apex Group Limited	(m)	Diversified Financials	L+650	1.0%	6/15/25	2.5	2.5	2.4
Apex Group Limited	(m)(n)	Diversified Financials	L+650	1.0%	6/15/25	3.8	3.7	3.6
Ascension Insurance Inc	(f)(g)(h)	Insurance	L+825	1.3%	3/5/19	77.6	77.6	77.6
Ascension Insurance Inc	(n)	Insurance	L+825	1.3%	3/5/19	27.8	27.8	27.8
Aspect Software Inc	(k)(l)	Software & Services	L+400, 6.5% PIK (6.5% Max PIK)		5/25/20	4.7	4.7	3.5
Aspect Software Inc	(h)(k)(l)	Software & Services	L+1100	1.0%	5/25/20	3.6	3.6	2.7
ATX Networks Corp	(f)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	1.9	1.8	1.8
ATX Networks Corp	(f)(i)(m)(t)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	24.8	24.4	23.6
AVF Parent LLC	(h)(i)	Retailing	L+725	1.3%	3/1/24	74.5	74.5	69.6
Belk Inc	(t)	Retailing	L+475	1.0%	12/12/22	22.6	19.7	18.4
Borden Dairy Co	(g)(h)	Food, Beverage & Tobacco	L+808	1.0%	7/6/23	52.5	52.5	47.7
Caprock Midstream LLC	(t)	Energy	L+475		11/3/25	6.0	5.9	5.6
Cimarron Energy Inc		Energy	L+900	1.0%	6/30/21	7.5	7.5	7.5
Constellis Holdings LLC / Constellis Finance Corp		Capital Goods	L+575	1.0%	4/1/22	47.3	46.6	46.6
CSafe Global		Capital Goods	L+725	1.0%	11/1/21	0.6	0.6	0.6
CSafe Global	(n)	Capital Goods	L+725	1.0%	11/1/21	5.6	5.6	5.7
CSafe Global	(f)(g)(h)	Capital Goods	L+725	1.0%	10/31/23	53.6	53.6	54.1
CSM Bakery Products	(i)(t)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	5.2	5.1	4.8
Dade Paper and Bag Co Inc	(f)(g)(h)(i)	Capital Goods	L+750	1.0%	6/10/24	135.7	135.7	133.0
Dade Paper and Bag Co Inc	(f)(g)(h)	Capital Goods	L+700	1.0%	6/10/24	17.3	17.3	16.6
Dayton Superior Corp	(i)(t)	Materials	L+800, 6.0% PIK (6.0% Max PIK)	1.0%	11/15/21	11.8	11.6	9.9
Diamond Resorts International Inc	(i)(t)	Consumer Services	L+375	1.0%	9/2/23	14.1	13.8	13.2
Distribution International Inc	(t)	Retailing	L+500	1.0%	12/15/21	3.4	3.2	3.0

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	$4.1	$4.1	$3.5
Eagle Family Foods Inc	(g)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	27.4	27.1	27.0
Eagleclaw Midstream Ventures LLC	(i)(j)(t)	Energy	L+425	1.0%	6/24/24	11.5	10.9	10.7
EIF Van Hook Holdings LLC	(i)(t)	Energy	L+525		9/5/24	7.4	7.2	7.2
Empire Today LLC	(f)(g)(h)(i)	Retailing	L+700	1.0%	11/17/22	88.2	88.2	88.4
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/27/23	2.0	1.7	0.3
Fairway Group Holdings Corp	(h)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	3.1	3.1	3.0
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	0.2	0.2	0.2
Fairway Group Holdings Corp	(n)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	0.5	0.5	0.5
Fairway Group Holdings Corp		Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	1.1	1.1	1.1
Foresight Energy LLC	(h)(m)(t)	Materials	L+575	1.0%	3/28/22	10.6	10.6	10.4
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	5.1	5.1	5.0
Fox Head Inc	(h)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	47.3	47.3	46.7
FullBeauty Brands Holdings Corp	(k)(l)(t)	Retailing	L+475	1.0%	10/14/22	4.9	4.6	1.5
Gulf Finance LLC	(i)(t)	Energy	L+525	1.0%	8/25/23	4.7	4.6	3.6
HM Dunn Co Inc	(h)(k)(l)	Capital Goods	L+875 PIK (L+875 Max PIK)		6/30/21	43.9	38.6	7.1
Hudson Technologies Co	(h)(i)(m)	Commercial & Professional Services	L+1025	1.0%	10/10/23	50.7	50.3	36.3
Icynene Group Ltd	(f)(h)(i)	Materials	L+700	1.0%	11/30/24	35.6	35.6	34.7
Industrial Group Intermediate Holdings LLC	(f)(g)(h)(i)	Materials	L+800	1.3%	5/31/20	118.8	118.8	118.1
Industry City TI Lessor LP	(h)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	11.5	11.5	11.5
JAKKS Pacific Inc	(h)	Consumer Durables & Apparel	L+900	1.5%	6/14/21	2.8	2.8	2.8
JC Penney Corp Inc	(m)(t)	Retailing	L+425	1.0%	6/23/23	1.2	1.1	1.0
JHC Acquisition LLC	(f)(g)(h)	Capital Goods	L+750	1.0%	1/29/24	121.9	121.9	121.9
JHC Acquisition LLC	(n)	Capital Goods	L+750	1.0%	1/29/24	35.3	35.3	35.3
Jo-Ann Stores Inc	(i)(t)	Retailing	L+500	1.0%	10/20/23	5.0	5.0	4.8
Jostens Inc	(j)(t)	Consumer Services	L+550		12/19/25	3.7	3.6	3.6
JSS Holdings Ltd	(f)(h)(i)	Capital Goods	L+800, 0.0% PIK (2.5% Max PIK)	1.0%	3/31/23	72.7	72.1	74.9
Kodiak BP LLC	(g)(h)(i)	Capital Goods	L+725	1.0%	12/1/24	110.7	110.7	108.3
Kodiak BP LLC	(n)	Capital Goods	L+725	1.0%	12/1/24	9.8	9.8	9.6
Lazard Global Compounders Fund	(m)	Diversified Financials	L+725	3.8%	4/1/26	38.4	38.4	38.6
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+725	3.8%	4/1/26	6.6	6.6	6.7
LD Intermediate Holdings Inc	(i)(t)	Software & Services	L+588	1.0%	12/9/22	16.2	15.1	14.7
MB Precision Holdings LLC	(g)(h)(k)(l)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.3	20.4	21.3
Mitel US Holdings Inc	(i)(t)	Technology Hardware & Equipment	L+450		11/30/25	4.6	4.5	4.4
Monitronics International Inc	(j)(m)(t)	Commercial & Professional Services	L+550	1.0%	9/30/22	3.8	3.7	3.4
Murray Energy Corp	(h)	Energy	L+900	1.0%	2/12/21	10.9	10.8	10.8
NaviHealth Inc.	(i)(j)(t)	Health Care Equipment & Services	L+500		8/1/25	15.1	14.4	14.3
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+500	1.0%	9/2/21	2.6	2.6	2.6
North Haven Cadence Buyer Inc	(h)	Consumer Services	L+777	1.0%	9/2/24	14.8	14.8	14.6
North Haven Cadence Buyer Inc	(h)(i)	Consumer Services	L+798	1.0%	9/2/24	51.2	51.2	50.7
North Haven Cadence Buyer Inc	(n)	Consumer Services	L+650	1.0%	9/2/24	10.5	10.5	10.4
P2 Energy Solutions, Inc.	(t)	Energy	L+400	1.3%	10/30/20	0.1	0.1	0.1
PAE Holding Corp	(j)(t)	Capital Goods	L+550	1.0%	10/20/22	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Panda Liberty LLC	(f)(g)(t)	Energy	L+650	1.0%	8/21/20		$11.5	$11.5	$10.4
Peak 10 Holding Corp	(j)(t)	Telecommunication Services	L+325	1.0%	8/1/24		9.0	8.3	8.2
PHRC License LLC	(g)(h)	Consumer Services	L+850, 0.3% PIK (0.3% Max PIK)	1.5%	4/28/22		66.8	66.8	68.3
Power Distribution Inc	(f)(i)	Capital Goods	L+725	1.3%	1/25/23		44.0	44.0	44.0
Production Resource Group LLC	(f)(g)(h)(i)	Media	L+700	1.0%	8/21/24		208.0	208.0	204.4
Propulsion Acquisition LLC	(f)(h)(i)(t)	Capital Goods	L+600	1.0%	7/13/21		58.3	56.7	57.7
PSKW LLC	(f)(h)	Health Care Equipment & Services	L+850	1.0%	11/25/21		56.0	56.0	56.2
Reliant Rehab Hospital Cincinnati LLC	(h)	Health Care Equipment & Services	L+675	1.0%	8/30/24		55.0	54.5	54.9
Roadrunner Intermediate Acquisition Co LLC	(f)	Health Care Equipment & Services	L+675	1.0%	3/15/23		7.2	7.2	6.7
Rogue Wave Software Inc	(h)	Software & Services	L+843	1.0%	9/25/21		72.4	72.4	72.3
Safariland LLC	(g)(h)	Capital Goods	L+765	1.1%	11/18/23		70.2	70.2	62.9
Savers Inc	(t)	Retailing	L+375	1.3%	7/9/19		1.5	1.5	1.5
Sequa Corp	(i)(j)(t)	Materials	L+500	1.0%	11/28/21		18.5	18.2	17.7
Sequel Youth & Family Services LLC	(h)	Health Care Equipment & Services	L+700	1.0%	9/1/23		12.2	12.2	12.4
Sequel Youth & Family Services LLC	(f)(h)(i)	Health Care Equipment & Services	L+800		9/1/23		70.0	70.0	71.2
Sequential Brands Group Inc.	(g)(h)(i)	Consumer Durables & Apparel	L+875		2/7/24		118.9	117.0	118.9
SI Group Inc	(j)(t)	Materials	L+475		10/15/25		2.9	2.8	2.8
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+550		8/2/25		2.8	2.7	2.7
Sorenson Communications LLC	(f)(g)(h)(j)(t)	Telecommunication Services	L+575	2.3%	4/30/20		107.4	107.2	107.0
SSC (Lux) Limited S.a r.l.	(g)(h)(i)(m)	Health Care Equipment & Services	L+750	1.0%	9/10/24		104.5	104.5	105.6
Staples Canada	(m)	Retailing	L+700	1.0%	9/12/24	C$	56.9	44.0	42.1
Strike LLC	(i)(t)	Energy	L+800	1.0%	11/30/22		$4.3	4.2	4.3
Sungard Availability Services Capital Inc	(f)(t)	Software & Services	L+700	1.0%	9/30/21		10.3	10.3	8.8
Sungard Availability Services Capital Inc	(t)	Software & Services	L+1000	1.0%	10/1/22		1.0	0.9	0.9
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		10.6	10.1	10.0
Sutherland Global Services Inc	(h)(i)(j)(m)(t)	Software & Services	L+538	1.0%	4/23/21		2.5	2.4	2.3
Swift Worldwide Resources Holdco Ltd	(f)(g)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		19.5	19.5	19.5
Tangoe LLC		Software & Services	L+650	1.0%	11/28/25		52.0	51.5	51.5
Team Health Inc	(j)(t)	Health Care Equipment & Services	L+275	1.0%	2/6/24		0.1	0.1	0.1
Trace3 Inc	(f)(g)(h)(i)	Diversified Financials	L+675	1.0%	8/5/24		161.6	161.6	160.0
Virgin Pulse Inc	(h)(i)	Software & Services	L+650	1.0%	5/22/25		79.9	79.3	77.4
Vivint Inc	(i)(t)	Commercial & Professional Services	L+500		4/1/24		18.6	18.5	18.1
Warren Resources Inc	(h)	Energy	L+1000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		14.7	14.7	14.7
York Risk Services Group Inc	(t)	Insurance	L+375	1.0%	10/1/21		1.0	1.0	0.9
Zeta Interactive Holdings Corp	(f)(h)	Software & Services	L+750	1.0%	7/29/22		37.1	37.1	37.5
Zeta Interactive Holdings Corp	(n)	Software & Services	L+750	1.0%	7/29/22		6.6	6.6	6.6

Total Senior Secured Loans—First Lien								3,539.4	3,450.7
Unfunded Loan Commitments								(157.3)	(157.3)

Net Senior Secured Loans—First Lien								3,382.1	3,293.4

Senior Secured Loans—Second Lien—13.0%
Access CIG LLC	(t)	Software & Services	L+775		2/27/26		1.3	1.3	1.3
Advantage Sales & Marketing Inc	(t)	Commercial & Professional Services	L+650	1.0%	7/25/22		2.3	2.0	1.8

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
American Bath Group LLC	(i)(t)	Capital Goods	L+975	1.0%	9/30/24	$7.0	$6.6	$7.0
Ammeraal Beltech Holding BV	(m)	Capital Goods	L+800		7/27/26	52.3	51.3	51.2
Arena Energy LP	(f)(h)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	25.9	25.9	25.9
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	4.5	4.1	4.0
Bellatrix Exploration Ltd	(m)	Energy	8.5%		7/26/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(m)(n)	Energy	8.5%		7/26/23	0.6	0.6	0.6
Byrider Finance LLC		Automobiles & Components	L+1000, 0.5% PIK (4.0% Max PIK)	1.3%	8/22/20	29.7	29.7	29.1
Catalina Marketing Corp	(i)(k)(l)(t)	Media	L+675	1.0%	4/11/22	10.0	10.0	0.2
Chisholm Oil & Gas Operating LLC	(h)	Energy	L+800	1.0%	3/21/24	16.0	16.0	15.8
Crossmark Holdings Inc	(i)(k)(l)(t)	Media	L+750	1.3%	12/21/20	7.8	7.8	0.3
Envigo Laboratories Inc	(h)(t)	Health Care Equipment & Services	L+775		4/29/20	3.3	3.2	3.1
Fairway Group Holdings Corp	(k)(l)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	1.7	1.5	—
Grocery Outlet Inc	(t)	Food & Staples Retailing	L+725		10/22/26	2.3	2.3	2.3
Gruden Acquisition Inc	(h)(t)	Transportation	L+850	1.0%	8/18/23	15.0	14.5	15.0
Jazz Acquisition Inc	(f)(t)	Capital Goods	L+675	1.0%	6/19/22	3.7	3.7	3.5
LBM Borrower LLC	(f)(i)(j)(t)	Capital Goods	L+925	1.0%	8/20/23	29.3	29.1	28.7
One Call Care Management Inc	(h)	Insurance	L+375, 6.0% PIK (6.0% Max PIK)		4/11/24	12.5	12.4	11.9
OPE Inmar Acquisition Inc	(i)(t)	Software & Services	L+800	1.0%	5/1/25	2.6	2.6	2.6
P2 Energy Solutions, Inc.	(i)(t)	Energy	L+800	1.0%	4/30/21	14.5	14.6	13.9
Paradigm Acquisition Corp	(t)	Health Care Equipment & Services	L+750		10/26/26	1.6	1.6	1.6
Peak 10 Holding Corp	(i)(j)(t)	Telecommunication Services	L+725	1.0%	8/1/25	5.8	5.6	5.2
Pure Fishing Inc		Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	46.4	46.4
Rise Baking Company	(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.8	17.8
Sequa Corp	(i)(t)	Materials	L+900	1.0%	4/28/22	7.5	7.4	7.1
SIRVA Worldwide Inc	(i)(t)	Commercial & Professional Services	L+950		8/2/26	2.5	2.3	2.2
SMG/PA	(j)(t)	Consumer Services	L+700		1/23/26	3.6	3.7	3.6
Spencer Gifts LLC	(i)(t)	Retailing	L+825	1.0%	6/29/22	20.0	20.1	17.1
Titan Energy LLC	(h)(k)(l)	Energy	L+1300 PIK (L+1300 Max PIK)	1.0%	2/23/20	89.4	67.6	8.3
WireCo WorldGroup Inc	(t)	Capital Goods	L+900	1.0%	9/30/24	5.1	5.2	5.1

Total Senior Secured Loans—Second Lien							418.8	334.5
Unfunded Loan Commitments							(0.6)	(0.6)

Net Senior Secured Loans—Second Lien							418.2	333.9

Other Senior Secured Debt—7.6%
Advanced Lighting Technologies Inc	(k)(l)	Materials	L+700, 10.0% PIK (10.0% Max PIK)	1.0%	10/4/23	11.3	10.7	3.6
Artesyn Embedded Technologies Inc	(t)	Technology Hardware & Equipment	9.8%		10/15/20	1.6	1.5	1.5
Black Swan Energy Ltd	(m)	Energy	9.0%		1/20/24	1.3	1.3	1.3
Boyne USA Inc	(t)	Consumer Services	7.3%		5/1/25	—	—	—
DJO Finance LLC / DJO Finance Corp	(t)	Health Care Equipment & Services	8.1%		6/15/21	6.8	6.9	7.1
FourPoint Energy LLC	(h)(i)	Energy	9.0%		12/31/21	46.3	45.1	45.5
Genesys Telecommunications Laboratories Inc	(t)	Technology Hardware & Equipment	10.0%		11/30/24	0.1	0.2	0.2
Global A&T Electronics Ltd	(i)(m)(t)	Semiconductors & Semiconductor Equipment	8.5%		1/12/23	15.9	16.1	14.2
JC Penney Corp Inc	(j)(m)(t)	Retailing	5.7%		6/1/20	0.1	0.1	0.1

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co	(h)(t)	Materials	10.3%		6/1/26	$33.0	$33.0	$32.9
Lycra	(m)(t)	Consumer Durables & Apparel	7.5%		5/1/25	3.7	3.7	3.4
Mood Media Corp	(h)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	28.5	28.4	28.5
Numericable-SFR	(m)(t)	Software & Services	8.1%		2/1/27	0.9	0.9	0.9
Pattonair Holdings Ltd	(m)(t)	Capital Goods	9.0%		11/1/22	4.1	4.3	4.2
Sorenson Communications LLC	(h)(t)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	7.1	7.0	7.0
Sunnova Energy Corp		Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	1.1	1.1	1.1
Talos Production LLC	(h)(t)	Energy	11.0%		4/3/22	4.5	4.7	4.4
Velvet Energy Ltd	(i)(m)	Energy	9.0%		10/5/23	15.0	15.0	15.1
Vivint Inc	(h)(t)	Commercial & Professional Services	7.6%		9/1/23	7.3	6.7	6.0
Vivint Inc	(h)(t)	Commercial & Professional Services	7.9%		12/1/22	11.3	11.1	10.7

Total Other Senior Secured Debt							197.8	187.7

Subordinated Debt—8.7%
Akzo Nobel Specialty Chemicals	(m)(t)	Materials	8.0%		10/1/26	2.0	2.0	1.9
All Systems Holding LLC		Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.2	0.2	0.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(h)(i)(t)	Energy	10.0%		4/1/22	26.0	26.0	26.6
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(h)(t)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	6.2	6.0	6.2
Avantor Inc	(i)(t)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	20.0	20.0	20.0
Byrider Finance LLC		Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1.5	1.5	1.5
CEC Entertainment Inc	(t)	Consumer Services	8.0%		2/15/22	18.5	18.4	16.7
ClubCorp Club Operations Inc	(h)(t)	Consumer Services	8.5%		9/15/25	10.7	10.4	9.7
Diamond Resorts International Inc	(t)	Consumer Services	10.8%		9/1/24	3.0	3.2	2.8
Eclipse Resources Corp	(m)(t)	Energy	8.9%		7/15/23	9.2	9.0	7.9
Great Lakes Dredge & Dock Corp	(m)(t)	Capital Goods	8.0%		5/15/22	5.3	5.3	5.4
Intelsat Jackson Holdings SA	(m)(t)	Media	5.5%		8/1/23	5.8	5.2	5.1
Ken Garff Automotive LLC	(t)	Retailing	7.5%		8/15/23	6.0	6.1	6.0
Lazard Global Compounders Fund	(m)(n)	Diversified Financials	L+650	4.5%	9/15/25	15.0	15.0	14.7
LifePoint Hospitals Inc	(t)	Health Care Equipment & Services	9.8%		12/1/26	7.7	7.6	7.3
Logan’s Roadhouse Inc	(l)	Consumer Services			11/1/24	4.9	4.9	4.9
PF Chang’s China Bistro Inc	(h)(i)(t)	Consumer Services	10.3%		6/30/20	29.0	28.3	26.5
Ply Gem Holdings Inc	(t)	Capital Goods	8.0%		4/15/26	7.8	7.5	7.2
Quorum Health Corp	(t)	Health Care Equipment & Services	11.6%		4/15/23	2.6	2.6	2.4
Sorenson Communications LLC	(h)(t)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	5.4	5.2	5.5
SRS Distribution Inc	(h)(t)	Capital Goods	8.3%		7/1/26	11.7	11.5	10.7
Stars Group Holdings BV	(m)(t)	Consumer Services	7.0%		7/15/26	1.4	1.4	1.4
Sungard Availability Services Capital Inc	(t)	Software & Services	8.8%		4/1/22	5.9	4.9	1.3
Team Health Inc	(t)	Health Care Equipment & Services	6.4%		2/1/25	6.9	6.0	5.6
Vertiv Group Corp	(h)(t)	Technology Hardware & Equipment	9.3%		10/15/24	16.6	16.4	14.8
Vivint Inc	(h)(t)	Commercial & Professional Services	8.8%		12/1/20	7.6	7.3	7.3
York Risk Services Group Inc	(h)(i)(t)	Insurance	8.5%		10/1/22	38.1	35.7	26.6

Total Subordinated Debt							267.6	246.2
Unfunded Debt Commitments							(15.0)	(15.0)

Net Subordinated Debt							252.6	231.2

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—1.9%
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,061.0	$1.1	$1.0
Australis Maritime, Private Equity	(l)(m)	Transportation				—	1.1	1.1
CGMS CLO 2013-3A Class Subord., 7/15/2025	(m)	Diversified Financials	27.8%		7/15/25	$23.3	9.2	12.1
Global Jet Capital LLC, Preferred Stock	(e)(l)	Commercial & Professional Services				5,385,440.0	5.4	0.8
Global Jet Capital LLC, Preferred Stock	(e)(l)(m)	Commercial & Professional Services				843,426.0	0.8	0.1
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$986.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6,267.0	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1,295.0	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1,219.0	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$7,287.0	7.2	7.3
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$1,712.0	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$219.0	0.2	0.2
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1,253.0	1.2	1.3
Global Jet Capital LLC, Structured Mezzanine	(e)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$625.0	0.6	0.6
Global Jet Capital LLC, Structured Mezzanine	(e)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$146.0	0.1	0.1
Global Jet Capital LLC, Structured Mezzanine		Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$2,332.0	2.3	2.3
NewStar Clarendon 2014-1A Class Subord. B	(m)	Diversified Financials	L+435		1/25/27	1.1	1.0	1.1
NewStar Clarendon 2014-1A Class D	(m)	Diversified Financials	13.2%		1/25/27	12.1	7.8	8.7

Total Asset Based Finance							49.4	48.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.3%
5 Arch Income Fund 2, LLC, Common Stock	(m)(p)	Diversified Financials				8,000.0	$0.2	$0.4
Abaco Energy Technologies LLC, Common Equity	(l)	Energy				3,055,556.0	3.1	1.3
Abaco Energy Technologies LLC, Preferred Equity	(l)	Energy				12,734,481.0	0.6	6.7
Advanced Lighting Technologies Inc, Common Stock	(l)	Materials				265,747.0	7.5	—
Advanced Lighting Technologies Inc, Warrant	(l)	Materials			10/4/27	4,189.0	—	—
All Systems Holding LLC, Common Stock		Commercial & Professional Services				124.0	1.2	1.4
Altus Power America Inc, Common Stock	(l)	Energy				462,008.0	0.5	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(l)(o)	Energy				13,555,557.0	12.9	3.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(l)(o)	Energy				115,178,572.0	25.8	32.0
ASG Technologies, Common Stock	(l)	Software & Services				625,178.0	13.5	31.7
ASG Technologies, Warrants	(l)	Software & Services			6/27/22	253,704.0	7.2	7.4
Aspect Software Inc, Common Stock	(l)	Software & Services				38,574.0	9.9	—
ATX Networks Corp, Common Stock	(l)(m)	Technology Hardware & Equipment				72,635.0	0.1	0.1

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(h)(l)	Health Care Equipment & Services			5/25/27	94,193.0	$0.7	$0.1
Byrider Finance LLC, Common Stock	(l)	Automobiles & Components				1,389.0	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(l)(p)	Energy				75,000.0	0.1	—
Cimarron Energy Inc, Common Stock	(l)	Energy				4,302,293.0	4.0	0.2
Cimarron Energy Inc, Participation Option	(l)	Energy				25,000,000.0	1.3	1.1
CSafe Global, Common Stock	(l)	Capital Goods				417,400.0	0.4	0.6
Eastman Kodak Co, Common Stock	(l)(t)	Consumer Durables & Apparel				354.0	—	—
Empire Today LLC, Common Stock	(l)	Retailing				411.0	1.2	1.2
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	10,924.0	—	—
Envigo Laboratories Inc, Warrant	(h)(l)(t)	Health Care Equipment & Services			4/29/24	17,515.0	—	—
Fairway Group Holdings Corp, Common Stock	(l)	Food & Staples Retailing				31,626.0	1.0	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(l)(p)	Energy				13,000.0	13.0	2.9
FourPoint Energy LLC, Common Stock, Class D Units	(l)(p)	Energy				2,437.0	1.6	0.6
FourPoint Energy LLC, Common Stock, Class E—II Units	(l)(p)	Energy				29,730.0	7.4	6.7
FourPoint Energy LLC, Common Stock, Class E—III Units	(l)(p)	Energy				43,875.0	11.0	9.8
Fox Head Inc, Common Stock	(e)(l)	Consumer Durables & Apparel				8,857,143.0	8.9	3.9
Harvest Oil & Gas Corp, Common Stock	(e)(l)(t)	Energy				7,161.0	0.2	0.1
Harvey Industries Inc, Common Stock	(l)	Capital Goods				666,667.0	0.7	1.4
HM Dunn Co Inc, Preferred Stock, Series A	(h)(l)	Capital Goods				12,857.0	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(h)(l)	Capital Goods				12,857.0	—	—
Industrial Group Intermediate Holdings LLC, Common Stock	(l)(p)	Materials				2,678,947.0	2.7	1.6
JHC Acquisition LLC, Common Stock	(l)	Capital Goods				1,449.0	1.4	1.9
JSS Holdings Ltd, Net Profits Interest	(l)	Capital Goods				—	—	0.5
JW Aluminum Co, Common Stock	(e)(i)(l)	Materials				548.0	—	—
JW Aluminum Co, Preferred Stock	(e)(i)	Materials	12.5% PIK		11/17/25	4,869.0	32.0	43.9
MB Precision Holdings LLC, Class A—2 Units	(g)(h)(l)	Capital Goods				6,655,178.0	2.3	—
MB Precision Holdings LLC, Preferred Stock	(g)(h)(l)(p)	Capital Goods				41,778,909.0	8.6	5.8
Mood Media Corp, Common Stock	(l)	Media				17,400,835.0	12.6	15.8
North Haven Cadence Buyer Inc, Common Equity	(l)	Consumer Services				2,916,667.0	2.9	4.4
Power Distribution Inc, Common Stock	(l)	Capital Goods				2,076,923.0	2.1	1.1
Professional Plumbing Group Inc, Common Stock	(e)(l)	Capital Goods				3,000,000.0	3.0	7.8
Ridgeback Resources Inc, Common Stock	(e)(l)(m)(s)	Energy				817,308.0	5.0	4.0
Sequential Brands Group Inc., Common Stock	(e)(l)(t)	Consumer Durables & Apparel				408,685.0	5.5	0.3
Sorenson Communications LLC, Common Stock	(e)(l)	Telecommunication Services				43,796.0	—	36.0
SSC (Lux) Limited S.a r.l., Common Stock	(l)(m)	Health Care Equipment & Services				261,364.0	5.2	6.4
Sunnova Energy Corp, Common Stock	(l)	Energy				384,746.0	1.4	—
Sunnova Energy Corp, Preferred Stock	(l)	Energy				70,229.0	0.4	0.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(l)	Energy				1,250,000.0	2.0	0.6
Templar Energy LLC, Common Stock	(e)(l)(p)(t)	Energy				717,718.0	6.1	0.4
Templar Energy LLC, Preferred Stock	(e)(l)(t)	Energy				475,758.0	4.8	1.4
Titan Energy LLC, Common Stock	(e)(l)(t)	Energy				200,040.0	6.3	0.1

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Trace3 Inc, Common Stock	(l)	Diversified Financials				33,216.0	$0.3	$0.6
Warren Resources Inc, Common Stock	(l)	Energy				2,371,337.0	11.1	5.6
White Star Petroleum LLC	(l)(p)	Energy				1,613,753.0	1.4	0.5
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(l)	Software & Services				620,025.0	4.9	6.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(l)	Software & Services				563,932.0	4.9	5.8
Zeta Interactive Holdings Corp, Warrant	(l)	Software & Services			4/20/27	84,590.0	—	0.2

Total Equity/Other							260.9	265.1

TOTAL INVESTMENTS—169.8%							$4,561.0	4,359.5

LIABILITIES IN EXCESS OF ASSETS—(69.8%)								(1,792.5)

NET ASSETS—100.0%								$2,567.0

A summary of outstanding financial instruments as of December 31, 2019 is as follows:

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$80	3-Month LIBOR	2.78%	12/18/2023	$—	$(1)	$(1)
JP Morgan Chase Bank	$80	3-Month LIBOR	2.81%	12/18/2021	—	(1)	(1)

					$—	$(2)	$(2)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Transfers In or Out	Purchases and Paid-in-Kind Interest	Sales and Repayments	Accretion of Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(1)	PIK Income(1)	Fee Income(1)
Senior Secured Loans—First Lien
Advanced Lighting Technologies, Inc.	$9.2	$—	$—	$(0.1)	$0.2	$0.0	$(0.2)	$9.1	$1.1	$—	$—
H.M. Dunn Co., Inc.(2)	—	64.3	—	—	—	(25.7)	(31.5)	7.1	1.7	—	—
Logan’s Roadhouse, Inc.(3)	4.7	—	2.2	(6.9)	—	0.0	0.0	—	0.0	0.7	—
Logan’s Roadhouse, Inc.	—	—	1.3	(1.3)	—	0.0	—	—	0.5	0.5	—
MB Precision Holdings LLC(2)	—	64.4	0.7	(12.6)	—	(32.1)	1.0	21.4	3.5	—	—
Warren Resources, Inc.	43.6	—	0.2	(28.1)	—	—	(1.1)	14.6	1.9	0.2	1.1
Senior Secured Loans—Second Lien
JW Aluminum Co.	34.4	—	—	(33.9)	0.0	0.0	(0.5)	—	1.5	—	—
Logan’s Roadhouse, Inc.	6.8	—	0.2	(1.8)	0.0	(13.0)	7.9	0.1	0.2	0.2	—
Other Senior Secured Debt
Advanced Lighting Technologies, Inc.	10.3	—	0.6	(0.3)	—	—	(7.0)	3.6	1.2	0.6	—
JW Aluminum Co.	—	—	33.0	—	—	—	(0.1)	32.9	2.0	—	—
Mood Media Corp.	23.2	—	5.3	—	0.0	—	(0.1)	28.4	4.4	1.9	—
Equity/Other
Advanced Lighting Technologies, Inc., Common Equity	5.9	—	—	—	—	—	(5.9)	—	—	—	—
Advanced Lighting Technologies, Warrants, 10/4/2027	0.0	—	—	—	—	—	—	—	—	—	—
ASG Everglades Holdings, Inc., Common Equity	30.7	—	—	—	—	—	1.0	31.7	—	—	—
ASG Everglades Holdings, Inc., 6/27/2022, Warrants	7.0	—	—	—	—	—	0.4	7.4	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series A(2)	—	—	—	—	—	—	—	—	—	—	—
HM Dunn Aerosystems, Inc., Preferred Equity, Series B(2)	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Common Equity	—	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co., Preferred Equity	15.1	—	19.0	—	0.2	—	9.6	43.9	5.6	4.8	—
MB Precision Holdings LLC, Class A-2 Units(2)	—	2.3	—	—	—	—	(2.3)	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	—	—	8.6	—	—	—	(2.8)	5.8	—	—	—
Mood Media Corp.	28.7	—	—	—	—	—	(12.8)	15.9	—	—	—
Roadhouse Holding Inc., Common Equity	—	—	—	—	—	(4.7)	4.7	—	—	—	—
Warren Resources, Inc., Common Equity	4.0	—	—	—	—	—	1.5	5.5	—	—	—

Total	$223.6	$131.0	$71.1	$(85.0)	$0.4	$(75.5)	$(38.2)	$227.4	$23.6	$8.9	$1.1

(1)	Interest, PIK and fee income presented for the year ended December 31, 2018.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.

The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory agreement, dated as of December 18, 2019, or the investment advisory agreement. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as the investment sub-adviser to the Company and terminated the investment sub-advisory agreement, or the investment sub-advisory agreement, between FSIC II Advisor, LLC, or FSIC II Advisor, and GDFM, effective April 9, 2018. In connection with GDFM’s resignation as the investment sub-adviser to the Company, on April 9, 2018, the Company entered into an investment advisory and administrative services agreement, or the prior investment advisory and administrative services agreement, with the Advisor. The prior investment advisory and administrative services agreement replaced an investment advisory and administrative services agreement, dated February 8, 2012, or the FSIC II Advisor investment advisory and administrative services agreement, by and between the Company and FSIC II Advisor.

On December 18, 2019, the Company completed its acquisitions, or the Mergers, of FS Investment Corporation III, or FSIC III, FS Investment Corporation IV, or FSIC IV, and Corporate Capital Trust II, or CCT II, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of May 31, 2019, by and among the Company, FSIC III, FSIC IV, CCT II, NT Acquisition 1, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 1, NT Acquisition 2, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 2, NT Acquisition 3, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 3, and the Advisor. See Note 13 for a discussion of the Mergers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to the Company’s independent third-party valuation service providers;

•

the Company’s independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and the Advisor, together with the Company’s independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, the Company’s valuation committee recommends that the Company’s board of directors approves the fair valuations determined by the valuation committee; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and the Company’s independent third-party valuation service providers.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

The fair values of the Company’s investments are determined in good faith by the Company’s board of directors. The Company’s board of directors is responsible for the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and consistently applied valuation process. The Company’s board of directors has delegated day-to-day responsibility for implementing its valuation policy to the Advisor, and has authorized the Advisor to utilize independent third-party valuation and pricing services that have been approved by the Company’s board of directors. The valuation committee is responsible for overseeing the Advisor’s implementation of the valuation process.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

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

For the year ended December 31, 2019, the Company recognized $15 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2019.

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

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which shall equal each of FSIC III, FSIC IV, CCT II and the Company’s realized capital gains (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by FSIC III, FSIC IV, CCT II and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of net assets. Thereafter, the Advisor will be entitled to receive 20.0% of pre-incentive fee net investment income.

Commencing with ninth full calendar quarter following the closing of the Mergers, the subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current calendar quarter and the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the Mergers) minus the cumulative “per share incentive fees” accrued and/or payable for the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the Mergers) multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $1, $3 and $2 in estimated excise taxes payable in respect of income received during the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company paid $2, $3 and $2, respectively, in excise and other taxes.

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any interest or penalties.

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

Distributions: Distributions to the Company’s stockholders are recorded as of the record date. Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to declare and pay such distributions on a quarterly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.

Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2018 and 2017 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2019.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts and interest rate swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.

Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement-Disclosures Framework-Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2018-13 on its financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	11,637,908	$92	13,007,438	$111	13,588,265	$123
Share Repurchase Program	(6,488,628)	(52)	(13,310,455)	(114)	(13,749,655)	(125)
Issuance of Common Stock	346,784,701	2,543	—	—	—	—

Net Proceeds from Share Transactions	351,933,981	$2,583	(303,017)	$(3)	(161,390)	$(2)

The Company’s DRP was suspended for the Company’s December 2019 regular cash distribution.

Acquisitions of FSIC III, FSIC IV and CCT II

In accordance with the terms of the Merger Agreement, at the time of the transactions contemplated by the Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of the Company’s common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of the Company’s common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of the Company’s common stock. As a result, the Company issued an aggregate of approximately 289,084,117 shares of its common stock to former FSIC III stockholders, 14,031,781 shares of its common stock to former CCT II shareholders and 43,668,803 shares of its common stock to former FSIC IV stockholders.

Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to a share repurchase program. The Company’s board of directors suspended the share repurchase program in connection with the execution of the Merger Agreement. The Company is not obligated to reimplement a share repurchase program on any specific terms or at all.

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the DRP and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 8, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the DRP during the twelve-month

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer will also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer will not exceed the lesser of (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.

Under the Company’s former share repurchase program, the Company offered to repurchase shares of common stock at a price equal to the price at which shares of common stock are issued pursuant to the DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock are issued under the DRP is determined by the Company’s board of directors or a committee thereof, in its sole discretion, and will be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its former share repurchase program during the years ended December 31, 2019, 2018 and 2017:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2017
December 31, 2016	January 3, 2017	2,344,810	100%	0.72%	$8.95	$21
March 31, 2017	April 3, 2017	3,353,328	100%	1.02%	$9.10	31
June 30, 2017	July 3, 2017	4,513,119	100%	1.38%	$9.10	41
September 30, 2017	October 2, 2017	3,538,398	55%	1.08%	$9.05	32

Total		13,749,655				$125

Fiscal 2018
December 31, 2017	January 12, 2018	3,408,305	28%	1.04%	$8.80	$30
March 31, 2018	April 2, 2018	3,367,488	21%	1.03%	$8.60	29
June 30, 2018	July 3, 2018	3,296,879	20%	1.01%	$8.50	28
September 30, 2018	October 5, 2018	3,237,783	17%	0.99%	$8.40	27

Total		13,310,455				$114

Fiscal 2019
December 31, 2018	January 2, 2019	3,297,056	17%	1.01%	$8.05	$26
March 31, 2019	April 1, 2019	3,191,572	14%	0.98%	$8.05	26
June 30, 2019(1)	—	—	—	—	—	—
September 30, 2019(1)	—	—	—	—	—	—

Total		6,488,628				$52

(1)	The Company suspended its share repurchase program on May 31, 2019.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets), which base management fee is reduced from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity, and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory and administrative services agreement had substantially similar terms, except that cash and cash equivalents were not excluded from gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

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

On December 18, 2019, the Company entered into an administration agreement with the Advisor, or the administration agreement. Pursuant to the administration agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

Pursuant to the administration agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the administration agreement. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The administrative services provisions of the FSIC II Advisor investment advisory and administrative services agreement and the prior investment advisory and administrative services agreement were substantially similar to the administration agreement.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement, the administration agreement, the prior investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the years ended December 31, 2019, 2018 and 2017:

			Year Ended December 31,
Related Party	Source Agreement	Description	2019	2018	2017
The Advisor and FSIC II Advisor	Investment advisory agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Base Management Fee(1)	$72	$76	$90
The Advisor and FSIC II Advisor	Investment advisory agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Subordinated Incentive Fee on Income(2)	$29	$25	$61
The Advisor and FSIC II Advisor	Administration agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Administrative Services Expenses(3)	$5	$3	$3

(1)

FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the years ended December 31, 2018 and 2017 are net of waivers of $3 and $13, respectively. During the years ended December 31, 2019, 2018 and 2017, $69, $81 and $89, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of December 31, 2019, $35 in base management fees were payable to the Advisor, a portion of which were fees payable by FSIC III, FSIC IV and CCT II at the time of the Mergers.

(2)

During the year ended December 31, 2019, $30 of subordinated incentive fees on income were paid to FSIC II Advisor and the Advisor. As of December 31, 2019, a subordinated incentive fee on income of $11 was payable to the Advisor, a portion of which were fees payable by FSIC III, FSIC IV and CCT II at the time of the Mergers.

(3)

During the years ended December 31, 2019, 2018 and 2017, $3, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0 for the year ended December 31, 2019. The Company paid $4, $4 and $4, in administrative services expenses to FSIC II Advisor and the Advisor during the years ended December 31, 2019, 2018 and 2017, respectively.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FSIC II Advisor, including FS Energy and Power Fund, FS KKR Capital Corp. and any future BDCs that are advised by FSIC II Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.7540	$245
2018	$0.7540	$245
2019	$0.7540	$246

On February 19, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.15 per share, which will be paid on or about April 2, 2020 to stockholders of record as of the close of business on March 18, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

The Company has adopted an “opt in” DRP for its stockholders. As a result, if the Company makes a cash distribution, its stockholders will receive the distribution in cash unless they specifically “opt in” to the DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. However, certain state authorities or regulators may impose restrictions from time to time that may prevent or limit a stockholder’s ability to participate in the DRP.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,
	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	246	100%	245	100%	245	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Gains from credit default swaps (ordinary income for tax)	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Expense reimbursement from sponsor	—	—	—	—	—	—

Total	$246	100%	$245	100%	$245	100%

(1)

During the years ended December 31, 2019, 2018 and 2017, 94.5%, 93.2% and 92.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6%, 1.9% and 2.7%, respectively, was attributable to non-cash accretion of discount and 3.9%, 4.9% and 5.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2019, 2018 and 2017 was $242, $232 and $258, respectively. As of December 31, 2019 and 2018, the Company had $50 and $53 of undistributed net investment income and $437 and $192 of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2018 was adjusted following the filing of the Company’s 2018 tax return in October 2019. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2018 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

computing tax-basis net investment income and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
GAAP-basis net investment income	$238	$236	$271
Income subject to tax not recorded for GAAP	1	4	(0)
Excise taxes	1	2	2
GAAP versus tax-basis of consolidation of certain subsidiaries	7	7	8
Reclassification of unamortized original issue discount and prepayment fees	(12)	(17)	(23)
Other miscellaneous differences	7	—	—

Tax-basis net investment income	$242	$232	$258

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2019, the Company decreased accumulated earnings (loss) by $221 and increased capital in excess of par value by and $221. During the year ended December 31, 2018, the Company increased accumulated earnings (loss) on investments and gain (loss) on foreign currency and undistributed net investment income by $10 respectively, and decreased capital in excess of par value by $10.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2019 and 2018, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2019	2018
Distributable ordinary income	$50	$53
Capital loss carryover(1)	(437)	(192)
Other temporary differences	(1)	0
Net unrealized appreciation (depreciation) on investments, secured borrowing and gain (loss) on foreign currency(2)	(411)	(285)

Total	$(799)	$(424)

(1)

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $16 and $421, respectively. $191 of such losses were carried over from the target companies due to the Merger, and $246 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of December 31, 2019 and 2018, the gross unrealized appreciation was $276 and $131, respectively. As of December 31, 2019 and 2018, the gross unrealized depreciation was $687 and $416, respectively.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $9,167 and $4,645 as of December 31, 2019 and 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(609) and $(286) as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had a deferred tax asset of $18 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2019, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $18. For the year ended December 31, 2019, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$6,017	$5,717	67%	$3,382	$3,293	76%
Senior Secured Loans—Second Lien	941	809	9%	418	334	8%
Other Senior Secured Debt	273	258	3%	198	188	4%
Subordinated Debt	449	459	5%	253	231	5%
Asset Based Finance	535	485	6%	49	48	1%
Credit Opportunities Partners, LLC	503	510	6%	—	—	—%
Equity/Other	323	353	4%	261	265	6%

Total	$9,041	$8,591	100%	$4,561	$4,359	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our audited financial statements included herein. The Company had no TRS as of December 31, 2018. The investments underlying the TRS had a notional amount and market value of $94 and $89, respectively, as of December 31, 2019:

	December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$6,090	$5,788	67%
Senior Secured Loans—Second Lien	961	827	10%
Other Senior Secured Debt	273	258	3%
Subordinated Debt	449	459	5%
Asset Based Finance	535	485	5%
Credit Opportunities Partners, LLC	503	510	6%
Equity/Other	324	353	4%

Total	$9,135	$8,680	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2019, the Company held investments in two portfolio companies of which it is deemed to “control.” As of December 31, 2019, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ab) and (ac) to the consolidated schedule of investments as of December 31, 2019.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0 and unfunded commitments of $21.9 of Credit Opportunities Partners, LLC. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $170.0 and unfunded equity commitments of $0.0. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2019 and 2018.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$182	2%	$35	1%
Capital Goods	1,139	13%	893	21%
Commercial & Professional Services	861	10%	329	8%
Consumer Durables & Apparel	302	3%	227	5%
Consumer Services	548	6%	232	5%
Credit Opportunities Partners, LLC	510	6%	—	—
Diversified Financials	402	5%	278	6%
Energy	328	4%	373	9%
Food & Staples Retailing	223	3%	7	0%
Food, Beverage & Tobacco	132	2%	97	2%
Health Care Equipment & Services	888	10%	361	8%
Household & Personal Products	1	0%	—	—
Insurance	220	3%	117	3%
Materials	354	4%	295	7%
Media & Entertainment	409	5%	254	6%
Pharmaceuticals, Biotechnology & Life Sciences	187	2%	20	0%
Real Estate	122	1%	—	—
Retailing	435	5%	257	6%
Semiconductors & Semiconductor Equipment	3	0%	14	0%
Software & Services	874	10%	339	8%
Technology Hardware & Equipment	174	2%	46	1%
Telecommunication Services	154	2%	169	4%
Transportation	143	2%	16	0%

Total	$8,591	100%	$4,359	100%

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $600,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2019, the Company and SCRS have funded approximately $575.0 to COP, of which $503.1 was from the Company.

Green Creek LLC, or Green Creek, a wholly-owned special-purpose financing subsidiary of COP, has a revolving credit facility, or as subsequently amended and restated, the Green Creek Credit Facility, with Goldman Sachs Bank USA, or Goldman Sachs. As of December 31, 2019, the Green Creek Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $500 on a committed basis. Under the Green Creek Credit Facility, U.S. dollar borrowings bear interest at the rate of three-month LIBOR plus 2.25% per annum. Foreign currency borrowings bear interest at the floating rate plus the spread applicable to the specified currency. The Green Creek Credit Facility matures on December 15, 2020. As of December 31, 2019, total outstanding borrowings under the Green Creek Credit Facility were $475. Borrowings under the Green Creek Credit Facility are secured by substantially all of the assets of Green Creek.

During the year ended December 31, 2019, the Company sold investments with a cost of $957.4 for proceeds of $956.2 to COP and recognized a net realized gain (loss) of $1.2 in connection with the transactions.

As of December 31, 2019, COP had total investments with a fair value of $960.8. As of December 31, 2019, COP had zero investments on non-accrual status.

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of December 31, 2019:

As of December 31, 2019
Total debt investments(1)	$899.4
Weighted average current interest rate on debt investments(2)	9.2%
Number of portfolio companies in COP	37
Largest investment in a single portfolio company(1)	$69.3

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.9%
Ammeraal Beltech Holding BV		Capital Goods	E + 375		7/30/25		€1.5	$1.6	$1.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.5%	6/15/25		£22.2	29.2	29.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.3%	6/15/25		$29.0	29.0	29.0
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.3	31.9	32.7
ATX Networks Corp.		Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		$25.9	24.4	24.3
Conservice LLC	(e)	Consumer Services	L+525		11/29/24		8.7	8.8	8.8
CSM Bakery Products		Food, Beverage & Tobacco	L+400	1.0%	7/3/20		5.0	5.2	4.8
Diamond Resorts International Inc		Consumer Services	L+375	1.0%	9/2/23		13.9	13.7	13.7
Eagleclaw Midstream Ventures LLC		Energy	L+425	1.0%	6/24/24		11.3	10.4	10.5
EIF Van Hook Holdings LLC		Energy	L+525		9/5/24		7.1	6.8	6.8
Electronics For Imaging Inc		Technology Hardware & Equipment	L+500		7/23/26		15.5	14.4	14.4
Entertainment Benefits Group LLC	(e)	Media & Entertainment	L+575	1.0%	9/30/25		2.5	2.5	2.5
Fox Head Inc	(e)	Consumer Durables & Apparel	L+850	1.0%	12/19/20		20.4	20.1	20.1
Industria Chimica Emiliana Srl	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€51.4	55.9	56.2
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/6/25		$66.6	66.6	66.6
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		17.7	17.7	17.7
Parts Town LLC	(e)	Retailing	L+550	1.0%	10/15/25		25.0	24.9	24.9
Sequa Corp		Materials	L+500	1.0%	11/28/21		17.8	17.9	17.9
Smart & Final Stores LLC		Food & Staples Retailing	L+675		6/20/25		17.7	17.1	17.1
Staples Canada	(e)	Retailing	L+700	1.0%	9/12/24	C$	49.0	37.8	38.7
Trace3 Inc	(e)	Software & Services	L+675	1.0%	8/3/24		$34.3	34.0	34.0
Transaction Services Group Ltd	(e)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	43.0
Vertiv Group Corp		Technology Hardware & Equipment	L+400	1.0%	11/30/23		$13.7	13.7	13.7

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Vivint Inc		Commercial & Professional Services	L+500		4/1/24	$18.4	$18.3	$18.3

Total Senior Secured Loans—First Lien							543.9	547.0

Senior Secured Loans—Second Lien—41.8%
Ammeraal Beltech Holding BV	(e)	Capital Goods	L+800		7/27/26	52.3	50.5	50.5
BCA Marketplace PLC	(e)	Retailing	L+825		9/24/27	£29.9	38.6	39.2
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27	$3.9	3.7	3.7
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	10.0	9.9	9.9
Misys Ltd		Software & Services	L+725	1.0%	6/13/25	4.7	4.6	4.6
Pure Fishing Inc	(e)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	40.4	40.4
Rise Baking Company	(e)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.7	17.7
Sequa Corp		Materials	L+900	1.0%	4/28/22	7.5	7.4	7.4
Wittur Holding GmbH	(e)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.3	69.3	70.0

Total Senior Secured Loans—Second Lien							242.1	243.4

Other Senior Secured Debt—4.1%
Velvet Energy Ltd	(e)	Energy	9.0%		10/5/23	$15.0	15.3	15.3
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	3.9	3.9	4.0
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	5.0	4.4	4.7

Total Other Senior Secured Debt							23.6	24.0

Subordinated Debt—11.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp		Energy	10.0%		4/1/22	26.0	25.8	26.0
Diamond Resorts International Inc		Consumer Services	10.8%		9/1/24	3.0	3.0	3.2
GFL Environmental Inc		Commercial & Professional Services	8.5%		5/1/27	8.8	9.7	9.7
Vertiv Group Corp.		Technology Hardware & Equipment	9.3%		10/15/24	16.6	17.8	17.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	$7.8	$7.5	$7.8

Total Subordinated Debt							63.8	64.5

Asset Based Finance—4.4%
NewStar Clarendon 2014-1A Class D	(e)	Diversified Financials			1/25/27	$12.1	4.9	4.8
Pretium Partners LLC P1, Structured Mezzanine	(e)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.8
Pretium Partners LLC P2, Structured Mezzanine	(e)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.1	14.3	14.3

Total Asset Based Finance							26.0	25.9

Equity/Other—9.6%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)	Energy				13,556	3.6	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)	Energy				115,178,571	30.5	30.5
ATX Networks Corp, Common Stock	(e)	Technology Hardware & Equipment				72,635	0.1	0.1
SSC (Lux) Limited S.a r.l., Common Stock	(e)	Health Care Equipment & Services				261,364	8.1	8.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)	Software & Services				620,025	7.1	7.1
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)	Software & Services				563,932	6.4	6.4

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Warrant	(e)	Software & Services			4/20/27	84,590	$0.2	$0.2

Total Equity/Other							56.0	56.0

TOTAL INVESTMENTS—164.8%							955.4	960.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.91%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.38)% and the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.92%,. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors See Note 8.

(e)	Investments classified as Level 3.

Below is selected balance sheet information for COP as of December 31, 2019:

As of December 31, 2019
Selected Balance Sheet Information
Investments at fair value (amortized cost of $955.4)	$960.8
Cash and other assets	98.7

Total assets	1059.5

Debt	475.0
Other liabilities	1.7

Total liabilities	476.7

Member’s equity	$582.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for COP for the period ended December 31, 2019:

Period Ended December 31, 2019
Selected Statement of Operations Information
Total investment income	$3.4
Expenses
Interest expense	0.8
Legal expense	0.2
Administrative services	0.1
Custody and administrative fees	0.0
Other

Total expenses	1.1

Net investment income	2.3
Net realized and unrealized losses	5.5

Net increase in net assets resulting from operations	$7.8

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2019 and 2018:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Interest Rate Swaps	Unrealized depreciation on interest rate swaps	$(29)	$(2)
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	—

Total		$(30)	$(2)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2019 and 2018 are in the following locations in the consolidated statements of operations:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(1)	—
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$—	—

Total		$(1)	—

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

		Fair Value
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(9)	$(2)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(1)	$—

Total		$(10)	$(2)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2019 and 2018:

	As of December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital LLC	0	—	—	—	0

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$(14)	$0	$—	$14	$—
ING Capital LLC	(16)	0	—	15	(1)

Total	$(30)	$—	$—	$29	$(1)

As of December 31, 2018
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$2	$—	$—	$—	$2

Total	$2	$—	$—	$—	$2

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

The average notional balance for interest rate swaps during the years ended December 31, 2019 and 2018 were $376 and $0, respectively.

As of December 31, 2019 and December 31, 2018, the Company’s open interest rate swaps were as follows:

As of December 31, 2019
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(9)	$(9)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital LLC	$250	3-Month LIBOR	2.59%	1/14/2024	—	(8)	(8)
ING Capital LLC	$250	3-Month LIBOR	2.62%	1/14/2022	—	(7)	(7)

					$—	$(29)	$(29)

As of December 31, 2018
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$80	3-Month LIBOR	2.78%	12/18/2023	$—	$(1)	$(1)
JP Morgan Chase Bank	$80	3-Month LIBOR	2.81%	12/18/2021	—	(1)	(1)

					$—	$(2)	$(2)

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The average notional balance for cross currency swaps during the year ended December 31, 2018 was $1 The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

As of December 31, 2019, the Company’s open foreign currency forward contracts were as follows:

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	4.8 Sold	$3.3	3.4	(0.1)
AUD	1/14/2020	ING Capital LLC	A$	1.9 Sold	1.3	1.3	—
AUD	1/14/2020	ING Capital LLC	A$	0.3 Sold	0.2	0.2	—
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	4.6	4.8	(0.2)
CAD	1/14/2020	JP Morgan Chase Bank	C$	5.7 Sold	4.3	4.4	(0.1)
CAD	1/14/2020	ING Capital LLC	C$	1.5 Sold	1.2	1.2	—
CAD	1/14/2020	ING Capital LLC	C$	3.9 Sold	3.0	3.0	—
EUR	1/14/2020	ING Capital LLC	€	1.0 Sold	1.1	1.1	—
EUR	1/14/2020	ING Capital LLC	€	0.8 Sold	0.9	0.9	—
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.3	—
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—
GBP	1/14/2020	ING Capital LLC	£	2.9 Sold	3.6	3.9	(0.3)
GBP	1/14/2020	ING Capital LLC	£	3.3 Sold	4.1	4.4	(0.3)
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.5	—

Total					$34.5	$35.5	$(1.0)

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of December 31, 2019 and 2018, the Company’s investments and interest rate swaps were categorized as follows in the fair value hierarchy:

	December 31, 2019			December 31, 2018
Valuation Inputs	Investments	Interest Rate Swaps	Total Return Swap	Investments	Interest Rate Swaps	Total Return Swap
Level 1—Price quotations in active markets	$7	$—	$—	$1	$—	$—
Level 2—Significant other observable inputs	1,594	(29)	—	906	(2)	—
Level 3—Significant unobservable inputs	6,480	—	(4)	3,452	—	—
Investments measured at net asset value(1)	510	—	—	—	—	—

Total	$8,591	$(29)	$(4)	$4,359	$(2)	$—

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,828	$212	$95	$6	$48	$263	$3,452
Accretion of discount (amortization of premium)	4	—	1	—	—	1	6
Net realized gain (loss)	1	(12)	—	—	(1)	(8)	(20)
Net change in unrealized appreciation (depreciation)	(222)	(63)	(6)	(1)	(48)	33	(307)
Purchases	3,655	658	22	70	523	111	5,039
Paid-in-kind interest	4	3	1	5	3	7	23
Sales and redemptions	(1,422)	(228)	(18)	—	(40)	(62)	(1,770)
Net transfers in or out of Level 3(1)	57	—	—	—	—	—	57

Fair value at end of period	$4,905	$570	$95	$80	$485	$345	$6,480

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(288)	$(20)	$(2)	$(1)	$(50)	$(92)	$(269)

	For the Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,437	$311	$125	$345	$53	$320	$4,591
Accretion of discount (amortization of premium)	3	—	1	—	—	—	4
Net realized gain (loss)	(77)	(12)	(2)	—	—	28	(63)
Net change in unrealized appreciation (depreciation)	(103)	(10)	(8)	(1)	(6)	(30)	(158)
Purchases	1,163	140	3	24	1	42	1,373
Paid-in-kind interest	4	1	2	—	3	5	15
Sales and redemptions	(1,207)	(136)	(19)	(58)	(3)	(96)	(1,519)
Net transfers in or out of Level 3	(392)	(82)	(7)	(304)	—	(6)	(791)

Fair value at end of period	$2,828	$212	$95	$6	$48	$263	$3,452

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(106)	$(16)	$9	$—	$(3)	$(12)	$(146)

(1)

As of June 30, 2018, the Company determined to classify investments whose valuations were obtained from independent third-party pricing services as Level 2 in the fair value hierarchy as the Company identified significant other observable inputs in these market quotations. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the year ended December 31, 2019 and 2018 of the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31,
	2019	2018
Fair value at beginning of period	$—	$—
Amortization of premium (accretion of discount)	—	—
Net realized gain (loss)	(1)	—
Net change in unrealized appreciation (depreciation)	2	—
Proceeds	—	—
Sales and repayments	1	—
Net transfers in or out of Level 3	(6)	—

Fair value at end of period	(4)	—

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$2	$—

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2019 and 2018 were as follows:

Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$4,816	Discounted Cash Flow	Discount Rate	6.4% - 27.5% (9.9%)	Decrease
	362	Cost
	257	Waterfall	EBITDA Multiple	0.1x - 8.5x (5.5x)	Increase
	135	Other(3)
Subordinated Debt	80	Discounted Cash Flow	Discount Rate	9.3% - 20.8% (13.9%)	Decrease
Asset Based Finance	229	Waterfall	EBITDA Multiple	1.0x - 13.0x (1.4x)	Increase
	105	Cost
	102	Discounted Cash Flow	Discount Rate	7.8% - 12.9% (9.8%)	Decrease
	46	Other(3)
	3	Indicative Dealer Quotes		61.0% - 61.0% (61.0%)	Increase
Equity/Other	314	Waterfall	EBITDA Multiple	0.5x - 14.0x (7.7x)	Increase
	29	Other(3)
	2	Option Pricing Model	Equity Illiquidity Discount	30.0% - 30.0% (30.0%)	Decrease

Total	$6,480

Total Return Swap	$(4)	Indicative Dealer Quotes		0.0% - 100.6% (70.0%)	Increase

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

(2)

Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(3)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$2,668	Market Comparables	Market Yield (%)	5.5% - 16.8%	10.5%
			EBITDA Multiples (x)	5.3x - 9.5x	6.9x
			Revenue Multiples (x)	0.1x - 0.1x	0.1x
	62	Other(2)	Other	N/A	N/A
	98	Cost	Cost	99.0% - 100.0%	99.5%
Senior Secured Loans—Second Lien	158	Market Comparables	Market Yield (%)	8.9% - 15.0%	12.6%
	8	Other(2)	Other	N/A	N/A
	46	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	95	Market Comparables	Market Yield (%)	8.2% - 13.6%	9.7%
			EBITDA Multiples (x)	7.0x - 8.5x	7.5x
Subordinated Debt	6	Market Comparables	Market Yield (%)	12.0% - 20.0%	14.3%
			EBITDA Multiples (x)	9.6x - 10.1x	9.9x
Asset Based Finance	26	Market Comparables	Market Yield (%)	17.7% - 19.0%	18.4%
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	22	Market Quotes	Indicative Dealer Quotes	51.8% - 99.6%	61.9%
Equity/Other	222	Market Comparables	Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			EBITDA Multiples (x)	4.0x - 14.3x	7.6x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Price to Book Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (Mboe/d)	$25,000.0 - $38,750.0	$28,034.2
			Production Multiples (MMcfe/d)	$4,708.0 - $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			Proved Reserves Multiples (Mmboe)	$3.5 - $13.8	$5.4
			PV-10 Multiples (x)	0.8x - 2.3x	1.7x
	20	Discounted Cash Flow	Discount Rate (%)	11.8% - 13.8%	12.8%
	0	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.00%
	20	Other(2)	Other	N/A	N/A
	1	Cost	Cost	100.0% - 100.0%	100.0%

Total	$3,452

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2019 and 2018.

	As of December 31, 2019
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L + 2.00% - 2.25%(2)	$1,516	(3)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L + 2.50%	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L + 1.95%	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L + 2.00%	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L + 2.50%	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L + 2.45%	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L + 1.25%	100		—	June 27, 2020(5)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L + 1.25%	38		12	September 26, 2020(6)
Ambler Credit Facility	Revolving Credit Facility	L + 2.25%	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L + 2.25%	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L + 1.55%	$—		$—	N/A(7)
Cheltenham Total Return Swap	Total Return Swap	L + 1.60%	$94		$81	N/A(8)

	As of December 31, 2018
Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Green Creek Credit Facility	Term Loan Credit Facility	L+2.50%	$500		$—	December 15, 2019
Cooper River Credit Facility	Revolving Credit Facility	L+2.25%	107		93	May 29, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+2.50%	135		115	August 19, 2020
Juniata River Credit Facility	Term Loan Credit Facility	L+2.68%	850		—	October 11, 2020
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L + 2.00% - 2.25%(2)	298	(4)	352	August 9, 2023

Total			$1,890		$560

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(3)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €232 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $151 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $238 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £112 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(4)

Amount includes borrowing in U.S. dollars, Euros, and Canadian Dollars. Euro balance outstanding of €2 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $64 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2018 to reflect total amount outstanding in U.S. dollars.

(5)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(6)	The Broomall Prime Brokerage Facility generally is terminable upon 270 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(7)

The TRS may be terminated by Center City Funding or Citibank on or after September 30, 2019, in each case, in whole or in part, upon prior written notice to the other party. Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

(8)

The TRS may be terminated by Cheltenham Funding at any time, subject to payment of an early termination fee if prior to the date 30 days before February 19, 2020 (January 19, 2019 as of December 31, 2018), or by Citibank on or after February 19, 2020 (January 19, 2019 as of December 31, 2018), in each case, in whole or in part, upon prior written notice to the other party.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2019, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2019			2018			2017
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$24	$1	$25	$24	$1	$25	$12	$0	$12
Germantown Credit Facility	1	—	1	—	—	—	—	—	—
Cooper River Credit Facility	3	1	4	7	0	7	6	1	7
Darby Creek Credit Facility	9	0	9	9	1	10	10	1	11
Dunlap Credit Facility	1	—	1	—	—	—	—	—	—
Jefferson Square Credit Facility	1	—	1	—	—	—	—	—	—
Juniata River Credit Facility	40	1	41	42	1	43	34	2	36
Senior Secured Revolving Credit Facility	23	1	24	5	0	5	—	—	—
Burholme Prime Brokerage Facility	0	—	0	—	—	—	—	—	—
Broomall Prime Brokerage Facility	0	—	0	—	—	—	—	—	—
Ambler Credit Facility	0	—	0	—	—	—	—	—	—
Meadowbrook Run Credit Facility	0	0	0	—	—	—	—	—	—
Wissahickon Creek Credit Facility	—	—	—	6	3	9	9	1	10
Dunning Creek Credit Facility	—	—	—	3	0	3	4	1	5
FSIC II Revolving Credit Facility	—	—	—	1	0	1	1	0	1
Goldman Repurchase Facility	—	—	—	—	—	—	5	0	5
Partial Loan Sale(3)	—	—	—	—	—	—	0	0	0

Total	$102	$4	$106	$97	$6	$103	$81	$6	$87

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $2,048 and 4.92%, respectively. As of December 31, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.27%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $2,008 and 4.77%, respectively. As of December 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.23%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2019 and December 31, 2018.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated, the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp. (formerly known as FS Investment Corporation, as a borrower in its own right and as successor by merger to Corporate Capital Trust, Inc.), or FSK, and FSIC III (prior to the Merger), as borrowers, JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount of up to $3,890 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,945 of additional commitments. The Senior Secured Revolving Credit Facility initially provides for a sublimit available for the Company to borrow up to $1,675 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to FSK as an additional borrower, and the obligations of the borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $75.4, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility.

The end of the reinvestment period and the maturity date for the Senior Secured Revolving Credit Facility are November 7, 2023 and November 7, 2024, respectively. Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test.

Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 1.00% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.25%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.25%. Once the Company is listed on a nationally recognized securities exchange in the United States, the applicable margin in each case will be reduced by 0.25%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the reinvestment period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility. In addition, the Company is subject to administration fees.

Under the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, the Company must comply with certain financial maintenance covenants, including minimum shareholders’ equity as of each fiscal quarter end and minimum asset coverage ratio at all times. During the year ended December 31, 2019, the Company was required to maintain at least a 200% asset coverage ratio at all times. In future periods, subject to obtaining required approval as specified in the 1940 Act, the Company would be required to maintain a lower asset coverage ratio (but in no event, lower than the greater of the statutory requirement then applicable to the Company and 150%). The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events after the reinvestment period and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.

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

The Company incurred costs in connection with obtaining the Senior Secured Revolving Credit Facility, which the Company has recorded as deferred financing costs, on its consolidated balance sheets and which the company amortizes to

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

interest expense over the life of the facility. As of December 31, 2019, $5 of such deferred financing costs had yet to be amortized to interest expense.

Germantown Credit Facility

On July 10, 2019, Germantown Funding LLC, or Germantown Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a term loan credit facility, or as subsequently amended, the Germantown Credit Facility, with Goldman Sachs Bank USA, or Goldman Sachs, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral agent and collateral administrator. The Germantown Credit Facility provides for borrowings in U.S. dollars in an aggregate principal amount of $300. The maturity date for the Germantown Credit Facility is December 15, 2020.

Under the Germantown Credit Facility, borrowings bear interest at the rate of three-month LIBOR plus 2.50% per annum. In addition, Germantown Funding is subject to administration fees.

Under the Germantown Credit Facility, Germantown Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, Germantown Funding is required to post cash margin if the value of the borrowing base is less than the required margin amount. The Germantown Funding Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Goldman Sachs may declare the outstanding advances and all other obligations under the Germantown Credit Facility immediately due and payable.

Germantown Funding’s obligations under the Germantown Credit Facility are secured by a first priority security interest in substantially all of the assets of Germantown Funding, including its portfolio of assets. The obligations of Germantown Funding under the Germantown Credit Facility are non-recourse to the Company, and the Company’s exposure under the Germantown Credit Facility is limited to the value of the Company’s investment in Germantown Funding.

Darby Creek Credit Facility

On February 20, 2014, Darby Creek LLC, or Darby Creek, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo, as collateral agent and collateral custodian. The Darby Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $250 on a committed basis. The end of the reinvestment period and the maturity date for the Darby Creek Credit Facility are February 26, 2022 and February 26, 2024, respectively. Borrowings under the Darby Creek Credit Facility are subject to compliance with a borrowing base test.

Under the Darby Creek Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 1.95% per annum, and after the reinvestment period, 2.05% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Darby Creek is subject to a non-usage fee of 0.375% per annum on the average daily unused portion of the committed facility amount. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a specified portion of the spread that would have been payable if the full amount available under the Darby Creek Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) administration fees.

Under the Darby Creek Credit Facility, Darby Creek has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, Darby Creek must maintain a specified minimum equity threshold. The Darby Creek Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek Credit Facility immediately due and payable.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Darby Creek’s obligations under the Darby Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek Credit Facility are non-recourse to the Company and the Company’s exposure under the Darby Creek Credit Facility is limited to the value of its investment in Darby Creek.

The Company incurred costs in connection with obtaining and amending the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2019, $3 of such deferred financing costs had yet to be amortized to interest expense.

Dunlap Credit Facility

On December 2, 2014, Dunlap Funding LLC, or Dunlap Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Dunlap Credit Facility, with Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent and collateral custodian. The Dunlap Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $500 on a committed basis. The end of the reinvestment period and the maturity date for the Dunlap Credit Facility are February 26, 2022 and February 26, 2024, respectively. Borrowings under the Dunlap Credit Facility are subject to compliance with a borrowing base test.

Under the Dunlap Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.00% per annum, and after the reinvestment period, 2.10% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Dunlap Funding is subject to a non-usage fee of 0.25% per annum on the average daily unused portion of the committed facility amount. In addition, Dunlap Funding is subject to (i) a make-whole fee on a quarterly basis effectively equal to a specified portion of the spread that would have been payable if the full amount available under the Dunlap Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) administration fees.

Under the Dunlap Credit Facility, Dunlap Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, Dunlap Funding must maintain a specified minimum equity threshold. The Dunlap Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunlap Credit Facility immediately due and payable.

Dunlap Funding’s obligations under the Dunlap Credit Facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Dunlap Credit Facility are non-recourse to the Company, and the Company’s exposure under the Dunlap Credit Facility is limited to the value of its investment in Dunlap Funding.

Jefferson Square Credit Facility

On May 8, 2015, Jefferson Square Funding LLC, or Jefferson Square Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a credit facility, or as subsequently amended and restated, the Jefferson Square Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent and collateral administrator. The Jefferson Square Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $400 on a committed basis. The end of the reinvestment period and the maturity date for the Jefferson Square Credit Facility are July 16, 2021 and July 15, 2022, respectively. Borrowings under the Jefferson Square Credit Facility are subject to compliance with a borrowing base test.

Under the Jefferson Square Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus 2.50% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Jefferson Square Funding is subject to unused fees, payable quarterly in arrears, in an amount equal to the

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

sum of (i) the average daily unused commitment up to 80% of the maximum facility amount charged at the interest rate that would have accrued during that quarter if that unused commitment had been borrowed in U.S. dollars plus (ii) 0.75% per annum of the average daily unused commitment above 80% of the maximum facility amount. In addition, Jefferson Square Funding is subject to administration fees.

Under the Jefferson Square Credit Facility, Jefferson Square Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The Jefferson Square Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the Jefferson Square Credit Facility immediately due and payable.

Jefferson Square Funding’s obligations under the Jefferson Square Credit Facility are secured by a first priority security interest in substantially all of the assets of Jefferson Square Funding, including its portfolio of assets. The obligations of Jefferson Square Funding under the Jefferson Square Credit Facility are non-recourse to the Company, and the Company’s exposure under the Jefferson Square Credit Facility is limited to the value of its investment in Jefferson Square Funding.

Juniata River Credit Facility

On November 14, 2014, Juniata River LLC, or Juniata River, a wholly-owned special-purpose financing subsidiary of the Company, entered into a credit facility, or as subsequently amended and restated, the Juniata River Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent, collateral administrator, and securities intermediary. The Juniata River Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $850 on a committed basis. The end of the reinvestment period and the maturity date for the Juniata River Credit Facility are October 12, 2020 and October 11, 2021, respectively. At the end of the reinvestment period, any amounts borrowed under the Juniata River Credit Facility in excess of $550 will become due and payable. Borrowings under the Juniata River Credit Facility are subject to compliance with a borrowing base test.

Under the Juniata River Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus 2.45% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Juniata River is subject to unused fees, payable quarterly in arrears, in an amount equal to the sum of (i) the average daily unused commitment up to $440 charged at the interest rate that would have accrued during that quarter if that unused commitment had been borrowed in U.S. dollars plus (ii) 0.75% per annum of the average daily unused commitment above $440. In addition, Juniata River is subject to administration fees.

Under the Juniata River Credit Facility, Juniata River has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The Juniata River Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the Juniata River Credit Facility immediately due and payable.

Juniata River’s obligations under the Juniata River Credit Facility are secured by a first priority security interest in substantially all of the assets of Juniata River, including its portfolio of assets. The obligations of Juniata River under the Juniata River Credit Facility are non-recourse to the Company, and the Company’s exposure under the Juniata River Credit Facility is limited to the value of its investment in Juniata River.

The Company incurred costs in connection with obtaining the facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2019, $1 of such deferred financing costs had yet to be amortized to interest expense.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Burholme Prime Brokerage Facility

On October 17, 2014, Burholme Funding LLC, or Burholme Funding, a wholly-owned financing subsidiary of the Company, entered into a committed facility arrangement, or as subsequently amended, the Burholme Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP. The Burholme Prime Brokerage Facility provides for borrowings in U.S. dollars on a committed basis up to an aggregate principal amount equal to the average outstanding borrowings over the past ten business days.

Burholme Funding may terminate the Burholme Prime Brokerage Facility upon 179 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 179 days’ notice prior to terminating or materially amending the Burholme Prime Brokerage Facility. The Burholme Prime Brokerage Facility will automatically terminate if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch IBCA, during the term of the Burholme Prime Brokerage Facility.

Under the Burholme Prime Brokerage Facility, borrowings bear interest at the rate of one-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears.

Under the Burholme Prime Brokerage Facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the Burholme Prime Brokerage Facility agreements. The Burholme Prime Brokerage Facility agreements contain events of default and termination events customary for similar financing transactions.

Burholme Funding’s obligations under the Burholme Prime Brokerage Facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of assets. The obligations of Burholme Funding under the Burholme Prime Brokerage Facility are non-recourse to the Company and the Company’s exposure under the Burholme Prime Brokerage Facility is limited to the value of its investment in Burholme Funding.

Broomall Prime Brokerage Facility

On February 10, 2017, Broomall Funding LLC, or Broomall Funding, a wholly-owned financing subsidiary of the Company, entered into a committed facility arrangement, or as subsequently amended, the Broomall Prime Brokerage Facility, with BNPP. The Broomall Prime Brokerage Facility provides for borrowings in U.S. dollars in an aggregate principal amount up to $50 on a committed basis

Broomall Funding may terminate the Broomall Prime Brokerage Facility upon 270 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Broomall Funding with 270 days’ notice prior to terminating or materially amending the Broomall Prime Brokerage Facility. The Broomall Prime Brokerage Facility will automatically terminate if BNP Paribas’ long-term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch IBCA, during the term of the Broomall Prime Brokerage Facility.

Under the Broomall Prime Brokerage Facility, borrowings bear interest at the rate of three-month LIBOR plus 1.25% per annum. Interest is payable monthly in arrears. In addition, Broomall Funding is subject to a commitment fee of (a) 0.65% per annum on unused amounts so long as 75% or more of the facility amount is utilized or (b) 0.85% per annum on unused amounts if less than 75% of the facility amount is utilized.

Under the Broomall Prime Brokerage Facility, Broomall Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The value of securities required to be pledged by Broomall Funding is determined in accordance with the margin requirements described in the Broomall Prime Brokerage Facility agreements. The Broomall Prime Brokerage Facility agreements contain events of default and termination events customary for similar financing transactions.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Broomall Funding’s obligations under the Broomall Prime Brokerage Facility are secured by a first priority security interest in substantially all of the assets of Broomall Funding, including its portfolio of assets. The obligations of Broomall Funding under the BNP facility are non-recourse to the Company and the Company’s exposure under the Broomall Prime Brokerage Facility is limited to the value of its investment in Broomall Funding.

Ambler Credit Facility

On November 22, 2019, Ambler Funding LLC, or Ambler Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Ambler Credit Facility, with Ally Bank, as administrative agent and arranger, Wells Fargo, as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The Ambler Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $200 on a committed basis. Ambler Funding may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $250. The end of the reinvestment period and the maturity date for the Ambler Credit Facility are November 22, 2022 and November 22, 2024, respectively. Borrowings under the Ambler Credit Facility are subject to compliance with a borrowing base test.

Under the Ambler Credit Facility, borrowings bear interest at the rate of one-month LIBOR plus 2.25% per annum. Interest is payable quarterly in arrears. After an initial 3-month ramp-up period, Ambler Funding is subject to a quarterly non-usage fee ranging from 0.50% to 0.85% per annum on the average daily unborrowed portion of the committed facility amount. In addition, Ambler Funding is subject to administration fees.

Under the Ambler Credit Facility, Ambler Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, after an initial specified period, Ambler Funding must maintain an adjusted interest coverage ratio of at least 150%, measured as of the end of each fiscal month. The Ambler Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Ally Bank may declare the outstanding advances and all other obligations under the Ambler Credit Facility immediately due and payable.

Ambler Funding’s obligations under the Ambler Credit Facility are secured by a first priority security interest in substantially all of the assets of Ambler Funding, including its portfolio of assets; and a pledge by the Company of the equity of Ambler Funding. The obligations of Ambler Funding under the Ambler Credit Facility are non-recourse to the Company, and the Company’s exposure under the Ambler Credit Facility is limited to the value of its investment in Ambler Funding and the equity of Ambler Funding.

Meadowbrook Run Credit Facility

On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are November 22, 2022 and November 22, 2024, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.

Under the Meadowbrook Run Credit Facility, borrowings bear interest at the rate of one-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.25% per annum, and after the reinvestment period, 2.75% per annum. Interest is payable quarterly in arrears. After the initial four-month ramp-up period and prior to the end of the reinvestment period, Meadowbrook Run is required to utilize a minimum of 70% of the committed facility amount, or the Minimum Utilization Amount. Any unborrowed amounts below the Minimum Utilization Amount accrue interest

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

as if such amounts had been borrowed in U.S. dollars. In addition, Meadowbrook Run is subject to (i) during the reinvestment period, a non-usage fee on the average daily unborrowed portion of the committed facility amount in excess of the Minimum Utilization Amount, equal to, during the ramp-up period, 0.25% per annum, and thereafter until the end of the reinvestment period, 0.50% per annum and (ii) administration fees.

Under the Meadowbrook Run Credit Facility, Meadowbrook Run has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The Meadowbrook Run Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Morgan Stanley may declare the outstanding advances and all other obligations under the Meadowbrook Run Credit Facility immediately due and payable.

Meadowbrook Run’s obligations under the Meadowbrook Run Credit Facility are secured by a first priority security interest in substantially all of the assets of Meadowbrook Run, including its portfolio of assets. The obligations of Meadowbrook Run under the Meadowbrook Run Credit Facility are non-recourse to the Company, and the Company’s exposure under the Meadowbrook Run Credit Facility is limited to the value of its investment in Meadowbrook Run.

Goldman Repurchase Facility

On December 15, 2014, the Company, through its two wholly-owned, special-purpose financing subsidiaries, Green Creek LLC, or Green Creek, and Schuylkill River LLC, or Schuylkill River, entered into a debt financing arrangement, or the Goldman Repurchase Facility, with Goldman Sachs. The Goldman Repurchase Facility provided for borrowings in an aggregate principal amount of up to $400. On May 15, 2017, in connection with the closing of the Green Creek Credit Facility (described under “—Green Creek Credit Facility”), (i) all of the Floating Rate Notes, or Notes, issued by Green Creek to Schuylkill River were canceled and the indenture under which the Notes were issued was discharged, (ii) the master repurchase agreement between Schuylkill River and Goldman Sachs and each transaction thereunder was terminated and (iii) accordingly, the Goldman Repurchase Facility was prepaid in full and terminated.

Green Creek Credit Facility

On May 15, 2017, Green Creek entered into a credit facility, or as subsequently amended and restated, the Green Creek Credit Facility, with Goldman Sachs, as lender, sole lead arranger and administrative agent, and Wells Fargo, as collateral agent and collateral administrator. The Green Creek Credit Facility provided for borrowings in an aggregate principal amount of up to $500. On December 19, 2019, the Company contributed all of its outstanding equity in Green Creek to COP. As a result, Green Creek is now a wholly-owned special-purpose financing subsidiary of COP.

Cooper River Credit Facility

On March 27, 2013, Cooper River LLC, or Cooper River, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended and restated, the Cooper River Credit Facility, with Citibank, N.A., or Citibank, as administrative agent, and the financial institutions and other lenders from time to time party thereto. The Cooper River Credit Facility provided for borrowings in an aggregate principal amount of up to $200. On November 4, 2019, Cooper River repaid and terminated the Cooper River Credit Facility.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Cheltenham Funding Total Return Swap

Counterparty	Description	Termination Date	Value as of December 31, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Citibank may terminate the TRS on or after the Citibank Optional Termination Date, unless certain specified events permit Citibank to terminate the TRS on an earlier date. Cheltenham Funding may terminate the TRS at any time upon providing no more than 30 days, and no less than 10 days, prior notice to Citibank, subject to an early termination fee if prior to the date 30 days before the Citibank Optional Termination Date.	$(5)

On January 19, 2016, Cheltenham Funding LLC, or Cheltenham Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The TRS with Citibank enables the Company, through its ownership of Cheltenham Funding, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citibank. As such, the TRS is analogous to Cheltenham Funding borrowing funds to acquire loans and incurring interest expense to a lender.

Until the date on which the reference portfolio under the TRS meets the full set of diversity and other portfolio criteria required under the TRS documents, or the Portfolio Criteria Satisfaction Date, the Company will guarantee Cheltenham Funding’s obligations under the TRS, or the Guarantee. Thereafter, the Guarantee will terminate and the obligations of Cheltenham Funding under the TRS will be non-recourse to the Company. Accordingly, on and after the Portfolio Criteria Satisfaction Date, the Company’s exposure under the TRS will be limited to the value of the Company’s investment in Cheltenham Funding, which generally will equal the value of cash collateral provided by Cheltenham Funding under the TRS.

Pursuant to the terms of the TRS, Cheltenham Funding may select a portfolio of loans with a maximum aggregate notional amount (determined at the time each such loan becomes subject to the TRS) of $175. Cheltenham Funding is required to initially cash collateralize a specified percentage of each loan included under the TRS in accordance with margin requirements described in the agreements between Cheltenham Funding and Citibank that collectively establish the TRS, or collectively, the TRS Agreement. Under the terms of the TRS, Cheltenham Funding has agreed not to draw upon, or post as collateral, such cash collateral in respect of other financings or operating requirements prior to the termination of the TRS.

Each individual loan in the portfolio of loans subject to the TRS, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement, including a requirement that substantially all of the loans underlying the TRS be rated by Moody’s and S&P, and quoted by a nationally recognized pricing service. Under the terms of the TRS, Citibank, as calculation agent, determines whether there has been a failure to satisfy the portfolio criteria in the TRS. If such failure continues for 30 days following the delivery of notice thereof, then Citibank has the right, but not the obligation, to terminate the TRS. Cheltenham Funding receives from Citibank all interest and fees payable in respect of the loans included in the portfolio. Cheltenham Funding pays to Citibank interest at a rate equal to one-month LIBOR, plus (a) 1.60% per annum prior to the Portfolio Criteria Satisfaction Date and (b) thereafter, 1.50% per annum, in both cases on the utilized notional amount of the loans subject to the TRS.

Under the terms of the TRS, Cheltenham Funding may be required to post additional cash collateral, on a dollar-for-dollar basis, in the event of depreciation in the value of the underlying loans below a specified amount. The amount of collateral required to be posted by Cheltenham Funding is determined primarily on the basis of the aggregate value of the underlying loans.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The terms of the TRS with Citibank, the counter-party, incorporate a master netting arrangement. If Cheltenham Funding enters into another derivative with the counter-party, it could be offset with the TRS. As of December 31, 2019, there were no other contracts to offset the TRS.

Except as required under the Guarantee, the Company has no contractual obligation to post any such additional collateral (as described above) or to make any interest payments to Citibank. When the Guarantee is no longer in effect and payment thereunder to satisfy Cheltenham Funding’s obligations is no longer required, the Company may, but is not obligated to, increase its equity investment in Cheltenham Funding for the purpose of funding any additional collateral or payment obligations for which Cheltenham Funding may become obligated during the term of the TRS. If the Company does not make any such additional investment in Cheltenham Funding and Cheltenham Funding fails to meet its obligations under the TRS, then Citibank will have the right to terminate the TRS and seize the cash collateral posted by Cheltenham Funding under the TRS. In the event of an early termination of the TRS prior to the date 30 days before the Citibank Optional Termination Date, Cheltenham Funding would be required to pay an early termination fee. Under the terms of the TRS, the early termination fee will equal the present value of a stream of monthly payments which would be owed by Cheltenham Funding to Citibank for the period from the termination date through and including the Citibank Optional Termination Date. Such monthly payments will equal the product of (x) 85%, multiplied by (y) the maximum notional amount of the TRS ($175 as of December 31, 2019), multiplied by (z) 1.60% or 1.50% per annum, as applicable.

Cheltenham Funding will be required to pay an early termination fee to Citibank if it elects to terminate the TRS at any time before 30 days prior to the Citibank Optional Termination Date. Other than during the first 90 days and last 30 days of the term of the TRS, Cheltenham Funding is required to pay a minimum usage fee if less than 85% of the maximum notional amount of the TRS is utilized and an unused fee on any amounts unutilized if greater than 85% but less than 100% of the maximum notional amount of the TRS is utilized.

As of December 31, 2019, the fair value of the TRS was $(5) which is reflected in the Company’s consolidated balance sheets as unrealized depreciation on total return swap. As of December 31, 2019, the payable due on the TRS was $2, which is reflected in the Company’s consolidated balance sheets as a payable due on total return swap. As of December 31, 2019, the Company posted $41 in cash collateral held by Citibank (of which only $40 was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2019.

For the year ended December 31, 2019, transactions in the TRS resulted in net realized gain (loss) on the total return swap of $(1) and net change unrealized appreciation (depreciation) on the total return swap and $(5) which are reflected in the Company’s consolidated statements of operations.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company treats the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Cheltenham Funding under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2019:

Underlying Loan1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
Access CIG LLC(4)	Software & Services	L+775		2/27/26	$0.4	$0.4	$0.0
Accuride Corp(4)	Capital Goods	L+525	1.0%	11/17/23	3.3	2.7	(0.6)
Advantage Sales & Marketing Inc(4)	Commercial & Professional Services	L+325	1.0%	7/23/21	3.9	4.0	0.1
Advantage Sales & Marketing Inc(4)	Commercial & Professional Services	L+650	1.0%	7/25/22	0.7	0.7	0.0
American Bath Group LLC(4)	Capital Goods	L+975	1.0%	9/30/24	2.8	3.0	0.2
ATX Networks Corp(3)(4)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21	6.2	5.9	(0.3)
Brand Energy & Infrastructure Services Inc(4)	Capital Goods	L+425	1.0%	6/21/24	1.3	1.4	0.1
Caprock Midstream LLC(4)	Energy	L+475		11/3/25	1.8	1.7	(0.1)
CDS US Intermediate Holdings Inc(3)(4)	Media & Entertainment	L+825	1.0%	7/10/23	3.2	2.7	(0.5)
Compassus LLC(4)	Health Care Equipment & Services	L+500	1.0%	12/31/26	0.9	0.9	0.0
CSM Bakery Products(4)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	1.6	1.6	0.0
Dayton Superior Corp(4)	Materials	L+700	2.0%	12/3/24	0.3	0.3	0.0
Dayton Superior Corp, Common Stock(4)	Materials				0.1	0.1	0.0
Dayton Superior Corp, Warrants(4)	Materials			12/2/21	—	—	—
Distribution International Inc(4)	Retailing	L+575	1.0%	12/15/23	1.0	1.0	0.0
Eagleclaw Midstream Ventures LLC(4)	Energy	L+425	1.0%	6/24/24	3.3	3.2	(0.1)
EaglePicher Technologies LLC(4)	Capital Goods	L+325		3/8/25	0.0	0.0	0.0
EIF Van Hook Holdings LLC	Energy	L+525		9/5/24	2.1	2.0	(0.1)
Electronics For Imaging Inc(4)	Technology Hardware & Equipment	L+500		7/23/26	1.6	1.6	0.0
Emerald Performance Materials LLC(4)	Materials	L+775	1.0%	8/1/22	1.0	1.0	0.0
Excelitas Technologies Corp(4)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	0.9	0.9	0.0
Ivanti Software Inc(4)	Software & Services	L+425	1.0%	1/20/24	2.5	2.5	0.0
JC Penney Corp Inc(3)(4)	Retailing	L+425	1.0%	6/23/23	0.4	0.4	0.0
Jo-Ann Stores Inc(4)	Retailing	L+500	1.0%	10/20/23	1.9	1.3	(0.6)
Jostens Inc(4)	Consumer Services	L+550		12/19/25	1.0	1.1	0.1
MedAssets Inc(4)	Health Care Equipment & Services	L+450	1.0%	10/20/22	5.5	4.6	(0.9)
Misys Ltd(3)(4)	Software & Services	L+725	1.0%	6/13/25	0.5	0.5	0.0
Mitel US Holdings Inc(4)	Technology Hardware & Equipment	L+450		11/30/25	0.0	0.0	0.0
Monitronics International Inc(4)	Commercial & Professional Services	L+650	1.3%	3/29/24	3.1	2.8	(0.3)
NaviHealth Inc.(4)	Health Care Equipment & Services	L+500		8/1/25	4.4	4.5	0.1
NEP Broadcasting LLC(4)	Media & Entertainment	L+700		10/19/26	0.2	0.2	0.0
P2 Energy Solutions, Inc.(4)	Software & Services	L+375	1.0%	10/30/20	2.4	2.5	0.1
P2 Energy Solutions, Inc.(4)	Software & Services	L+800	1.0%	4/30/21	1.3	1.5	0.2
PAE Holding Corp(4)	Capital Goods	L+550	1.0%	10/20/22	0.6	0.6	0.0
Paradigm Acquisition Corp(4)	Health Care Equipment & Services	L+750		10/26/26	0.5	0.5	0.0
Peak 10 Holding Corp(4)	Telecommunication Services	L+350		8/1/24	3.0	2.7	(0.3)
Peak 10 Holding Corp(4)	Telecommunication Services	L+725	1.0%	8/1/25	4.0	2.4	(1.6)
Sequa Corp(4)	Materials	L+500	1.0%	11/28/21	5.7	5.8	0.1
Sequa Corp(4)	Materials	L+900	1.0%	4/28/22	2.3	2.2	(0.1)
SI Group Inc(4)	Materials	L+475		10/15/25	0.4	0.4	0.0
SIRVA Worldwide Inc(4)	Commercial & Professional Services	L+550		8/4/25	0.9	0.9	0.0

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Underlying Loan1)	Industry	Rate(2)	Floor	Maturity	Notional Amount	Market Value	Unrealized Appreciation/ (Depreciation)
SIRVA Worldwide Inc(4)	Commercial & Professional Services	L+950		8/3/26	$0.7	$0.7	$0.0
Smart Foodservice(4)	Food & Staples Retailing	L+475		6/20/26	0.7	0.7	0.0
Sutherland Global Services Inc(3)(4)	Software & Services	L+538	1.0%	4/23/21	4.2	4.3	0.1
Syncsort Inc(4)	Software & Services	L+600	1.0%	8/16/24	1.1	1.2	0.1
Team Health Inc(4)	Health Care Equipment & Services	L+275	1.0%	2/6/24	0.0	0.0	0.0
Vertiv Group Corp(4)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	2.6	2.7	0.1
Vivint Inc(4)	Commercial & Professional Services	L+500		4/1/24	5.6	5.6	0.0
WireCo WorldGroup Inc(4)	Capital Goods	L+900	1.0%	9/30/24	1.6	1.4	(0.2)

Total					93.5	89.1	(4.4)

		Total TRS Accrued Income and Liabilities:					(0.4)
		Total Unreceived Gain (Loss):					—
		Total Accrued Financing Fee:					—

		Total TRS Fair Value:					$(4.8)

(1)	Security may be an obligation of one or more entities affiliated with the named company.

(2)	The variable rate securities underlying the TRS bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, three-month LIBOR was 2.32%.

(3)

The investment is not a qualifying asset under the 1940 Act. A BDC may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.

(4)	Security is also held directly by the Company or one of its wholly-owned subsidiaries.

Center City Funding Total Return Swap

Counterparty	Description	Termination Date	Value as of December 31, 2019
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Prior to September 30, 2019 Citibank and Center City Funding mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.	$1

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended.

As of December 31, 2019, the fair value of the TRS was $1 which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of December 31, 2019, the payable due on the TRS was $0 which is reflected in the Company’s consolidated balance sheets as payable due on total return swap. As of December 31, 2019, all assets held within the TRS were sold.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

As of December 31, 2019, the Company posted $4 in cash collateral held by Citibank (of which only $3 and was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of December 31, 2019.

For the year ended December 31, 2019, transactions in the TRS resulted in net realized gain (loss) on total return swap of $0 and net change unrealized appreciation (depreciation) on total return swap of $1 which are reflected in the Company’s consolidated statements of operations.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2019, the Company’s unfunded commitments consisted of the following:

Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$112.9
All Systems Holding LLC	10.2
Apex Group Limited	4.5
Aspect Software Inc	3.3
Bellatrix Exploration Ltd	0.8
Conservice LLC	2.9
Conservice LLC	3.3
CSafe Global	3.2
CSafe Global	18.3
Eagle Family Foods Inc	6.7
Entertainment Benefits Group LLC	4.7
Greystone Equity Member Corp	5.9
Heniff Transportation Systems LLC	8.8
Industria Chimica Emiliana Srl	14.8
J S Held LLC	16.4
J S Held LLC	6.4
Kellermeyer Bergensons Services LLC	31.1
Kellermeyer Bergensons Services LLC	40.6
Kodiak BP LLC	10.7
Lexitas Inc	2.9
Lexitas Inc	9.3
Lipari Foods LLC	49.9
Monitronics International Inc	62.3
Motion Recruitment Partners LLC	7.9
Motion Recruitment Partners LLC	34.6
North Haven Cadence Buyer Inc	3.6
North Haven Cadence Buyer Inc	10.7
Ontic Engineering & Manufacturing Inc	0.3
RSC Insurance Brokerage Inc	22.5
RSC Insurance Brokerage Inc	3.6
SMART Global Holdings Inc	0.1
Sungard Availability Services Capital Inc	2.3
Transaction Services Group Ltd	26.6
Truck-Lite Co LLC	13.5
Truck-Lite Co LLC	18.6
Zeta Interactive Holdings Corp	4.4
Asset Based Finance
Home Partners JV, Structured Mezzanine	22.3

Total	$600.9

Unfunded equity/other commitments	$258.0

(1)	May be commitments to one or more entities affiliated with the named company.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

As of December 31, 2019, the Company also has an unfunded commitment to provide $21.9 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

As of December 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(5.1). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2019, the Company’s unfunded equity/other commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2019 and 2018.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2015	$2,046	2.32	—	N/A
2016	$1,984	2.47	—	N/A
2017	$2,184	2.31	—	N/A
2018	$1,890	2.36	—	N/A
2019	$3,809	2.31	—	N/A

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:(1)
Net asset value, beginning of period	$7.86	$8.73	$8.90	$8.37	$9.30
Results of operations(2)
Net investment income	0.70	0.73	0.83	0.79	0.92
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.42)	(0.85)	(0.25)	0.49	(1.11)

Net increase (decrease) in net assets resulting from operations	0.28	(0.12)	0.58	1.28	(0.19)

Stockholder distributions(3)
Distributions from net investment income	(0.75)	(0.75)	(0.75)	(0.73)	(0.72)
Distributions from net realized gain on investments	—	—	—	(0.02)	(0.03)

Net decrease in net assets resulting from stockholder distributions	(0.75)	(0.75)	(0.75)	(0.75)	(0.75)

Capital share transactions
Issuance of common stock(4)	—	—	—	—	0.01
Repurchases of common stock(5)	—	—	—	—	—
Deduction of deferred costs(6)	(0.03)	—	—	—	—

Net increase (decrease) in net assets resulting from capital share transactions	(0.03)	—	—	—	0.01

Net asset value, end of period	$7.36	$7.86	$8.73	$8.90	$8.37

Shares outstanding, end of period	678,379,301	326,445,320	326,748,337	326,909,727	321,507,876

Total return(7)	2.96%	(1.64)%	6.59%	16.07%	(2.37)%

Total return (without assuming reinvestment of distributions)(7)	3.18%	(1.37)%	6.52%	15.29%	(1.94)%

Ratio/Supplemental Data:
Net assets, end of period	$4,996	$2,567	$2,853	$2,910	$2,690

Ratio of net investment income to average net assets(8)	9.07%	8.68%	9.32%	9.28%	10.03%
Ratio of operating expenses and excise taxes to average net assets(8)	8.46%	8.12%	9.10%	8.96%	8.59%
Ratio of net operating expenses and excise taxes to average net assets(8)	8.46%	7.99%	8.66%	8.51%	8.24%
Portfolio turnover	53.43%	43.12%	39.62%	31.77%	31.79%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,809	$1,890	$2,184	$1,984	$2,046
Asset coverage per unit(9)	2.31	2.36	2.31	2.47	2.32

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

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

(6)

As a result of the purchase price allocation for the Mergers, the Company permanently wrote off approximately $18 of deferred costs and prepaid assets from FSIC III, FSIC IV and CCT II’s balance sheets. Refer to Note 13 for a discussion of the Mergers.

(7)

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

(8)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	1.11%	0.91%	2.11%	2.27%	2.51%
Ratio of interest expense to average net assets	4.04%	3.78%	2.97%	2.57%	2.13%
Ratio of excise taxes to average net assets	0.04%	0.09%	0.08%	0.07%	0.07%

(9)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. Acquisitions of FSIC III, FSIC IV and CCT II

On December 18, 2019, the Company completed its acquisitions of FSIC III, FSIC IV and CCT II, pursuant the Merger Agreement. Pursuant to the Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company.

In accordance with the terms of the Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of the Company’s common stock, (ii) each outstanding share of beneficial interest of CCT

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. Acquisitions of FSIC III, FSIC IV and CCT II (continued)

II was converted into the right to receive 1.1319 shares of the Company’s common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of the Company’s common stock. These exchange ratios were determined based on the closing net asset value, or NAV, per share of $7.36, $7.22, $10.03 and $8.33 for the Company, FSIC III, FSIC IV and CCT II, respectively, as of December 16, 2019, to ensure that the NAV of shares investors will own in FSK II is equal to the NAV of the shares they held in each fund. As a result, the Company issued an aggregate of approximately 289,084,117 shares of its common stock to former FSIC III stockholders, 14,031,781 shares of its common stock to former CCT II shareholders and 43,668,803 shares of its common stock to former FSIC IV stockholders.

The Mergers were accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the consideration paid by the Company in the Mergers was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

The Mergers were considered tax-free reorganizations. The Company has elected to carry forward the historical cost basis of the FSIC III, FSIC IV and CCT II investments, resulting in an additional $188 of unrealized depreciation on its investments, and $24 of unrealized depreciation on derivatives (included in other liabilities assumed) from FSIC III, FSIC IV and CCT II.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the Mergers:

Common stock purchased	$2,549

Total purchase price	$2,549

Assets acquired:
Investments, at fair value	$4,425
Cash and cash equivalents	340
Other assets	113

Total other assets acquired	$4,878
Debt	2,133
Other liabilities assumed	196

Total purchase price	$2,549

The Company incurred $6 of professional fees and other costs associated with the Mergers. Such costs were capitalized by the Company and included in the purchase price of the Mergers. Deferred costs and prepaid assets ($(0.03) per share) were permanently written off.

The following table summarizes the balance sheets of FSIC III, FSIC IV and CCT II upon the closing of the Mergers.

	FSIC III	FSIC IV	CCT II
Cash	$274	$65	$1
Investments ($4,044, $378 and $191 at cost, respectively	3,865	372	188
Other assets	105	5	3

Total assets	$4,244	$442	$192
Debt	1,958	93	82
Other liabilities	160	29	7

Total liabilities	2,118	122	89

Net assets	$2,126	$320	$103

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 14. Subsequent Events

On February 14, 2020, the Company issued $475 aggregate principal amount of 4.250% notes due 2025, or the Unsecured Notes. The Unsecured Notes will mature on February 14, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture governing the Unsecured Notes. The Unsecured Notes bear interest at a rate of 4.250% per year, payable semi-annually.

The Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Unsecured Notes contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the indenture governing the Unsecured Notes.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture governing the Unsecured Notes, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$120	$108	$112	$120
Operating expenses
Total operating expenses and excise taxes	57	49	54	62

Net investment income	63	59	58	58
Realized and unrealized gain (loss)	(63)	(81)	(15)	13

Net increase (decrease) in net assets resulting from operations	$0	$(22)	$43	$71

Per share information-basic and diluted
Net investment income	$0.17	$0.18	$0.18	$0.18

Net increase (decrease) in net assets resulting from operations	$0.00	$(0.07)	$0.13	$0.22

Weighted average shares outstanding	375,946,961	327,346,481	324,242,365	324,309,084

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$111	$117	$108	$118
Operating expenses
Total operating expenses and excise taxes	53	60	50	55

Net investment income	58	57	58	63
Realized and unrealized gain (loss)	(117)	(22)	(27)	(108)

Net increase (decrease) in net assets resulting from operations	$(59)	$35	$31	$(45)

Per share information-basic and diluted
Net investment income	$0.18	$0.18	$0.18	$0.19

Net increase (decrease) in net assets resulting from operations	$(0.18)	$0.11	$0.10	$(0.14)

Weighted average shares outstanding	324,473,345	324,359,144	324,462,550	324,916,879

As discussed in Note 13, the Company completed the Mergers on December 18, 2019. As a result, the results of operations for the quarter ended December 31, 2019, are not comparable to the quarters ended September 30, June 30 and March 31, 2019. The sum of quarterly amounts does not necessarily equal amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2019, 80.1% of net investment income distributions qualified as interest related dividends for FSK II stockholders which are exempt from U.S. withholding tax applicable to non U.S. stockholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 68.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We filed a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, on March 2, 2020. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2020.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2020.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2020.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)

3.5	Amendment No.1 to the Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.3	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.15	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.16	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.17	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.18	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.19	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.20	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.21	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.22	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.23	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.24	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.25	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.26	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.27	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.28	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.29	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.30	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.31	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.32	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.33	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.34	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.35	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.36	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.37	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.38	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.39	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.40	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.41	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.42	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.43	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.44	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.45	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.46	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.47	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.48	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.49	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.50	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.51	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

FS KKR CAPITAL CORP. II

Date: March 13, 2020	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2020	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2020	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

Date: March 13, 2020	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer (Principal Accounting Officer)

Date: March 13, 2020	/s/ BARBARA ADAMS
Barbara Adams Director

Date: March 13, 2020	/s/ BRIAN R. FORD
Brian R. Ford Director

Date: March 13, 2020	/s/ TODD BUILIONE
Todd Builione Director

Date: March 13, 2020	/s/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: March 13, 2020	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 13, 2020	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 13, 2020	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: March 13, 2020	/s/ JAMES H. KROPP
James H. Kropp Director

Date: March 13, 2020	/s/ OSAGIE IMASOGIE
Osagie Imasogie Director