Form 10-Q
period 2020-03-31
FS KKR Capital Corp. II
filed 2020-05-12
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 684,810,154 shares of common stock outstanding as of May 8, 2020.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$7,364 and $8,004 respectively)	$6,600	$7,670
Non-controlled/affiliated investments (amortized cost—$543 and $478, respectively)	325	356
Controlled/affiliated investments (amortized cost—$612 and $559, respectively)	539	565

Total investments, at fair value (amortized cost—$8,519 and $9,041, respectively)	7,464	8,591
Cash	225	163
Foreign currency, at fair value (cost—$7 and $4, respectively)	7	4
Collateral held at broker for open interest rate swap contracts	59	44
Due from counterparty	4	45
Receivable for investments sold and repaid	321	23
Interest receivable	88	84
Deferred financing costs	11	12
Unrealized appreciation on foreign currency forward contracts	1	—
Prepaid expenses and other assets	4	4

Total assets	$8,184	$8,970

Liabilities
Payable for investments purchased	$114	$37
Debt (net of deferred financing costs of $5 and $0, respectively)(1)	3,629	3,809
Stockholder distributions payable	102	—
Management fees payable	33	35
Subordinated income incentive fees payable(2)	23	11
Administrative services expense payable	3	3
Interest payable	25	30
Unrealized depreciation on foreign currency forward contracts	—	1
Unrealized depreciation on total return swap	1	4
Unrealized depreciation on interest rate swaps	59	29
Other accrued expenses and liabilities	9	15

Total liabilities	3,998	3,974

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 678,379,301 and 678,379,301 shares issued and outstanding, respectively	1	1
Capital in excess of par value	5,794	5,794
Retained earnings (accumulated deficit)(4)	(1,609)	(799)

Total stockholders’ equity	4,186	4,996

Total liabilities and stockholders’ equity	$8,184	$8,970

Net asset value per share of common stock at period end	$6.17	$7.36

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$145	$103
Paid-in-kind interest income	11	2
Fee income	15	7
Dividend income	2	—
From non-controlled/affiliated investments:
Interest income	3	5
Paid-in-kind interest income	3	3
Fee income	—	—
From controlled/affiliated investments:
Interest income	3	—
Paid-in-kind interest income	—	—
Dividend income	13	—

Total investment income	195	120

Operating expenses
Management fees	33	18
Subordinated income incentive fees(1)	23	11
Administrative services expenses	2	1
Stock transfer agent fees	1	1
Accounting and administrative fees	1	0
Interest expense(2)	40	30
Other general and administrative expenses	2	1

Net expenses	102	62

Net investment income	93	58

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Operations (continued)

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(217)	(19)
Non-controlled/affiliated investments	0	0
Controlled/affiliated investments	—	—
Net realized gain (loss) on total return swap	(2)	—
Net realized gain (loss) on foreign currency forward contracts	0	—
Net realized gain (loss) on interest rate swaps	(2)	—
Net realized gain (loss) on foreign currency	1	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(429)	37
Non-controlled/affiliated investments	(96)	0
Controlled/affiliated investments	(80)	—
Net change in unrealized appreciation (depreciation) on total return swap	3	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(30)	(4)
Net change in unrealized gain (loss) on foreign currency	49	(1)

Total net realized and unrealized gain (loss) on investments	(801)	13

Net increase (decrease) in net assets resulting from operations	$(708)	$71

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$(1.04)	$0.22

Weighted average shares outstanding	678,379,301	324,309,084

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended March 31,
	2020	2019
Operations
Net investment income	$93	$58
Net realized gain (loss) on investments and foreign currency	(220)	(19)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	(630)	33
Net change in unrealized gain (loss) on foreign currency	49	(1)

Net increase (decrease) in net assets resulting from operations	(708)	71

Stockholder distributions(2)
Distributions to stockholders	(102)	(61)

Net decrease in net assets resulting from stockholder distributions	(102)	(61)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	26
Repurchases of common stock	—	(27)

Net increase (decrease) in net assets resulting from capital share transactions	—	(1)

Total increase (decrease) in net assets	(810)	9
Net assets at beginning of period	4,996	2,567

Net assets at end of period	$4,186	$2,576

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(708)	$71
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,317)	(454)
Paid-in-kind interest	(18)	(5)
Proceeds from sales and repayments of investments	1,643	203
Net realized (gain) loss on investments	217	18
Net change in unrealized (appreciation) depreciation on investments	605	(36)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(3)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2)	—
Net change in unrealized (appreciation) depreciation on interest rate swaps	30	4
Accretion of discount	(5)	(2)
Amortization of deferred financing costs	1	1
Unrealized (gain) loss on borrowings in foreign currency	(49)	1
(Increase) decrease in collateral held at broker for open swap contracts	(15)	—
(Increase) decrease in due from counterparty	41	—
(Increase) decrease in receivable for investments sold and repaid	(298)	1
(Increase) decrease in income receivable	(4)	(9)
(Increase) decrease in prepaid expenses and other assets	—	(2)
Increase (decrease) in payable for investments purchased	77	12
Increase (decrease) in management fees payable	(2)	1
Increase (decrease) in subordinated income incentive fees payable	12	5
Increase (decrease) in administrative services expense payable	—	0
Increase (decrease) in interest payable	(5)	2
Increase (decrease) in other accrued expenses and liabilities	(6)	0

Net cash provided by (used in) operating activities	194	(189)

Cash flows from financing activities
Repurchases of common stock	—	(27)
Stockholder distributions	—	(35)
Borrowings under financing arrangements(1)	1,108	437
Repayments of financing arrangements(1)	(1,232)	(217)
Deferred financing costs paid	(5)	(2)

Net cash provided by financing activities	(129)	156

Total increase (decrease) in cash	65	(33)
Cash, restricted cash and foreign currency at beginning of period	167	151

Cash, restricted cash and foreign currency at end of period	$232	$118

Supplemental disclosure
Non-cash purchase of investments	$(69)	$0

Non-cash sale of investments	$69	$0

Distributions reinvested	$—	$26

Local and excise taxes paid	$2	$2

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2020 and 2019, the Company paid $44 and $27 respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—122.2%
5 Arch Income Fund 2, LLC	(r)(x)(y)	Diversified Financials	10.5%		11/18/23		$97.3	$97.3	$92.3
5 Arch Income Fund 2, LLC	(r)(s)(x)(y)	Diversified Financials	10.5%		11/18/23		16.2	16.2	15.4
Accuride Corp	(l)(n)(ab)	Capital Goods	L+525	1.0%	11/17/23		12.6	10.6	5.5
Acproducts Inc	(k)(l)(o)(p)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		64.9	64.2	63.0
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+750	1.0%	10/4/22		9.0	7.8	6.6
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+325	1.0%	7/23/21		31.3	29.9	25.3
All Systems Holding LLC	(f)(k)(l)(m)(n)(o)(p)	Commercial & Professional Services	L+625	1.0%	10/31/23		209.3	209.3	204.6
All Systems Holding LLC	(s)	Commercial & Professional Services	L+625	1.0%	10/31/23		3.0	3.0	2.9
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.4
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+750	1.0%	9/2/24		16.3	14.4	11.0
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.3%	6/15/23		2.3	2.2	2.2
Apex Group Limited	(r)(s)	Diversified Financials	L+700	1.3%	6/15/23		2.3	2.2	2.2
Apex Group Limited	(f)(n)(q)(r)	Diversified Financials	L+700	1.0%	6/15/25		32.5	32.4	31.7
Apex Group Limited	(f)(k)(l)(n)(q)(r)	Diversified Financials	L+700	1.3%	6/15/25		37.7	37.1	36.8
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.5%	6/15/25		£23.1	29.4	28.5
Arrotex Australia Group Pty Ltd	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.8	32.8	28.0
Aspect Software Inc	(n)	Software & Services	8.0% PIK (8.0% Max PIK)		6/30/20		$0.2	—	0.2
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23		1.4	1.4	1.4
Aspect Software Inc	(s)	Software & Services	L+500	1.0%	7/15/23		1.9	1.9	1.9
Aspect Software Inc	(l)(n)(p)	Software & Services	L+500	1.0%	1/15/24		21.1	19.1	19.1
ATX Networks Corp	(n)(o)(r)(ab)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		81.4	78.6	67.6
Belk Inc	(n)(ab)	Retailing	L+675	1.0%	7/31/25		50.7	42.3	29.0
Bellatrix Exploration Ltd	(n)(r)	Energy	10.0%		5/29/20		0.6	0.6	0.6
Bellatrix Exploration Ltd	(r)(s)	Energy	10.0%		5/29/20		0.8	0.8	0.8
Berner Food & Beverage LLC	(n)	Food & Staples Retailing	L+875	1.0%	2/2/23		4.3	4.3	4.2
Borden Dairy Co	(n)(t)(u)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23		105.0	103.1	45.4
Bugaboo International BV	(n)(r)	Consumer Durables & Apparel	7.8% PIK (7.8% Max PIK)		3/20/25		€1.6	1.9	1.7
Caprock Midstream LLC	(n)(ab)	Energy	L+475		11/3/25		$13.5	12.8	7.8
Charles Taylor PLC	(n)(r)	Diversified Financials	L+575		1/24/27		£19.4	24.7	23.1
CHS/Community Health Systems, Inc.	(g)(h)(k)(r)(aa)(ab)	Health Care Equipment & Services	8.0%		3/15/26		$17.6	17.1	16.8
Cimarron Energy Inc	(n)	Energy	10.0%		6/30/21		7.5	7.5	6.9
Conservice LLC	(f)(n)(o)(p)	Consumer Services	L+525		11/29/24		59.4	58.9	59.4
Conservice LLC	(s)	Consumer Services	L+525		11/29/24		2.9	2.9	2.9
Conservice LLC	(n)	Consumer Services	L+525		11/29/24		1.1	1.1	1.1
Conservice LLC	(s)	Consumer Services	L+525		11/29/24		2.3	2.3	2.3
Constellis Holdings LLC	(n)(ad)	Capital Goods	L+1,000	1.0%	6/30/21		8.4	8.4	8.4
Constellis Holdings LLC	(n)(ad)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(n)	Capital Goods	L+650	1.0%	11/1/21		9.1	9.1	8.9
CSafe Global	(f)(k)(l)(p)(q)	Capital Goods	L+650		10/31/23		76.8	76.8	74.8
CSafe Global	(l)(n)	Capital Goods	L+650	1.0%	10/31/23		14.4	14.4	14.1
CSafe Global	(s)	Capital Goods	L+650	1.0%	10/31/23		13.2	13.2	12.9
CSM Bakery Products	(l)(n)(ab)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20		6.4	6.2	5.3
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24		0.0	0.0	0.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/30/23	$2.6	$2.6	$2.3
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+675	1.0%	6/14/23	2.9	2.9	2.7
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+675	1.0%	6/14/23	5.3	5.2	4.9
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24	53.5	53.1	49.4
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24	8.9	8.2	4.0
EIF Van Hook Holdings LLC	(n)(ab)	Energy	L+525		9/5/24	2.2	2.1	1.6
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26	15.6	14.8	13.0
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	133.5	133.5	130.5
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	5.0	5.0	4.5
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	0.9	0.9	0.9
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.5	32.2	29.8
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	L+1,000		10/21/20	3.0	2.9	3.0
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	L+1,000		10/23/20	7.1	7.1	7.1
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.3	11.3	3.0
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.3	5.6	—
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	36.4	36.4	33.7
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.3	5.1
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	161.7	161.7	159.1
Greystone Equity Member Corp	(r)(s)	Diversified Financials	L+725	3.8%	4/1/26	2.5	2.5	2.5
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	4.0	4.0	3.8
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	5.6	5.6	5.3
Heniff Transportation Systems LLC	(f)(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	75.2	74.9	72.0
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	56.3	44.4	13.0
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.3	5.3	5.3
HM Dunn Co Inc	(s)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	1.5	1.5	1.5
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	54.2	53.9	28.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.0
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.7
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	€13.6	14.8	14.1
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	51.8	55.4	53.8
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.4	10.4	11.5
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	71.5	70.9	69.8
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	13.5	13.5	13.2
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	4.6	4.5	4.5
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	3.3	3.3	3.2
JC Penney Corp Inc	(n)(r)(ab)	Retailing	L+425	1.0%	6/23/23	3.8	3.4	1.6
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	13.1	11.7	5.1
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)(q)	Commercial & Professional Services	L+650	1.0%	11/7/26	164.5	163.3	155.3
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	38.3
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)(q)	Capital Goods	L+725	1.0%	12/1/24	222.6	222.6	222.3
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	5.3	5.0	4.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25		$26.9	$26.7	$25.7
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25		4.3	4.3	4.1
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25		2.9	2.9	2.8
Lionbridge Technologies Inc	(f)(k)(p)(q)	Consumer Services	L+625	1.0%	12/29/25		90.0	89.6	87.5
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25		151.0	149.7	145.2
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25		22.0	22.0	21.1
Luxembourg Life Fund—Absolute Return Fund I	(n)(r)	Insurance	L+750	1.5%	3/1/25		8.2	8.1	8.0
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	7/23/22		21.5	21.1	20.9
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24		39.3	37.5	27.0
Monitronics International Inc	(f)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24		1.9	1.9	1.5
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24		30.7	30.7	30.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24		39.3	39.3	39.3
Motion Recruitment Partners LLC	(n)(q)	Commercial & Professional Services	L+600	1.0%	12/20/25		43.8	43.4	41.8
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25		34.6	34.6	33.0
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24		4.2	4.2	3.8
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22		2.9	2.5	2.4
P2 Energy Solutions Inc	(n)	Software & Services	L+675	1.0%	1/31/25		2.7	2.7	2.6
P2 Energy Solutions Inc	(s)	Software & Services	L+675	1.0%	1/31/25		5.4	5.4	5.2
P2 Energy Solutions Inc	(f)(k)(p)(q)	Software & Services	L+675	1.0%	1/31/26		136.1	134.4	130.2
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+350		8/1/24		25.5	23.0	18.4
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26		14.9	14.7	7.0
Premium Credit Ltd	(n)(r)	Diversified Financials	L+650		1/16/26		£58.6	74.8	68.9
Pretium Packaging LLC	(f)(k)(l)(n)(p)(q)	Household & Personal Products	L+625	1.0%	1/15/27		$111.2	110.1	107.9
Pretium Packaging LLC	(s)	Household & Personal Products	L+625	1.0%	1/15/27		22.7	22.4	22.0
Production Resource Group LLC	(m)(n)(t)(u)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	263.8
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	24.0	21.1
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	19.3
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.6	110.7
PSKW LLC	(l)(m)(o)(p)(q)	Health Care Equipment & Services	L+625	1.0%	3/9/26		161.7	159.7	159.7
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	6.4
Reliant Rehab Hospital Cincinnati LLC	(f)(l)(o)(p)	Health Care Equipment & Services	L+675		9/2/24		117.7	116.9	110.5
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		95.7	95.7	94.1
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		93.2	92.4	87.9
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		19.3	19.1	18.2
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.5
Safe-Guard Products International LLC	(f)(p)(q)	Diversified Financials	L+575		1/27/27		76.1	75.4	70.6
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.6	52.1	50.9
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	73.1	53.9	50.1
Sequa Corp	(n)(ab)	Materials	L+500	1.0%	11/28/21		$4.8	4.7	3.9
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.5	15.5	15.0
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	86.9
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.7	205.8
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		7.4	7.3	5.6
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		20.3	18.4	17.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		$0.1	$0.1	$0.1
Sorenson Communications LLC	(f)(k)(m)(n)(q)(ab)	Telecommunication Services	L+650		4/29/24		76.5	73.9	71.7
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24	C$	4.3	3.5	3.1
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		$2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		6.1	6.0	4.5
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.9	37.9	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		4.8	3.8	3.9
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.5	101.6	99.0
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		39.7	39.3	39.1
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	0.8
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		168.9	168.9	165.3
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	72.7	48.2	40.9
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	8.8
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		$20.1	20.1	18.4
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24	USD	8.8	8.7	8.4
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/24		4.9	4.8	4.6
Truck-Lite Co LLC	(f)(k)(n)(o)(p)	Capital Goods	L+625	1.0%	12/13/26		127.6	126.4	121.5
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/26		18.8	18.6	17.9
Virgin Pulse Inc	(f)(l)(m)(o)(p)	Software & Services	L+650	1.0%	5/22/25		159.0	158.0	155.2
Warren Resources Inc	(n)(ad)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		21.0	21.0	19.1
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24		4.9	4.4	3.7
West Corp	(l)(o)(ab)	Software & Services	L+400	1.0%	10/10/24		19.6	18.1	14.8
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	1/26/21		0.5	0.5	0.5
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	8/26/21		0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24		1.0	1.0	1.0
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24		0.2	0.2	0.2
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24		0.7	0.7	0.7
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24		0.7	0.7	0.7
Zeta Interactive Holdings Corp	(m)(n)(o)(p)(q)	Software & Services	L+750	1.0%	7/29/22		122.2	122.2	122.2
Zeta Interactive Holdings Corp	(s)	Software & Services	L+750	1.0%	7/29/22		4.4	4.4	4.4

Total Senior Secured Loans—First Lien								5,908.4	5,419.0
Unfunded Loan Commitments								(302.9)	(302.9)

Net Senior Secured Loans—First Lien								5,605.5	5,116.1

Senior Secured Loans—Second Lien—16.5%
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22		8.1	7.1	5.9
American Bath Group LLC	(l)(n)(ab)	Capital Goods	L+975	1.0%	9/30/24		3.0	3.0	2.7
Ammeraal Beltech Holding BV	(f)(n)(o)(r)	Capital Goods	L+800		7/27/26		51.3	50.4	47.7
Applied Systems Inc	(n)(ab)	Software & Services	L+700	1.0%	9/19/25		2.6	2.6	2.4
Arena Energy LP	(l)(n)(o)(p)(t)(u)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		54.4	53.5	36.0
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27		129.2	128.0	126.3
BCA Marketplace PLC	(n)(r)	Retailing	L+825		11/12/27		£30.2	37.3	35.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Bellatrix Exploration Ltd	(n)(r)(t)(u)	Energy	8.5%		9/11/23	$5.6	$5.6	$4.4
Bellatrix Exploration Ltd	(n)(r)(t)(u)	Energy	8.5%		9/11/23	13.5	12.3	—
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	35.9	35.9	35.9
CDS US Intermediate Holdings Inc	(l)(n)(r)(t)(u)(ab)	Media & Entertainment	L+825	1.0%	7/10/23	21.2	18.9	8.7
Chisholm Oil & Gas Operating LLC	(n)(t)(u)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	38.6	38.3	14.6
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26	3.2	3.1	3.1
Constellis Holdings LLC	(f)(n)(ad)	Capital Goods	L+100, 10% PIK (10% Max PIK)	1.0%	3/31/25	13.5	13.5	13.5
Dayton Superior Corp	(n)	Materials	L+700	2.0%	12/4/24	1.9	1.9	1.9
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+900		7/23/27	3.9	3.7	3.1
Emerald Performance Materials LLC	(l)(n)(ab)	Materials	L+775	1.0%	8/1/22	5.3	5.3	4.4
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	6.6	6.7	5.2
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.5	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.4	22.8
Invictus	(n)(ab)	Materials	L+675		3/30/26	0.1	0.1	0.1
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	75.0	72.1	68.8
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.8	5.6	3.0
OEConnection LLC	(f)(p)	Software & Services	L+825		9/25/27	42.9	42.5	40.4
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	24.8
OPE Inmar Acquisition Inc	(l)(n)(ab)	Software & Services	L+800	1.0%	5/1/25	15.0	15.0	11.1
Paradigm Acquisition Corp	(l)(n)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	2.9
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+725	1.0%	8/1/25	15.9	13.6	6.4
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.6
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	36.7
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.0
Sequa Corp	(n)(ab)	Materials	L+900	1.0%	4/28/22	2.3	2.3	1.7
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	6.5	5.9	5.2
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.4	15.4	15.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	8/21/25	2.4	2.4	2.1
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.7	12.7	12.7
Titan Energy LLC	(n)(t)(u)(ad)	Energy	L+900	1.0%	5/23/20	137.2	100.7	—
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.5
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	14.1	13.9	12.4
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.5	57.1

Total Senior Secured Loans—Second Lien							913.5	692.6

Other Senior Secured Debt—3.6%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$15.1	10.7	—
APTIM Corp	(g)(n)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.1	2.8
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	3.2
Cleaver-Brooks Inc	(h)(aa)(ab)	Capital Goods	7.9%		3/1/23	0.2	0.2	0.2
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	4.9	4.9	3.5
Enterprise Development Authority	(g)(h)(aa)(ab)	Consumer Services	12.0%		7/15/24	8.2	8.5	7.2
FourPoint Energy LLC	(n)(p)	Energy	9.0%		12/31/21	46.3	45.7	37.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co	(g)(h)(p)(aa)(ab)(ad)	Materials	10.3%		6/1/26	$34.5	$34.5	$30.3
Lycra	(g)(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	9.6
Mood Media Corp	(n)(t)(u)(ad)	Media & Entertainment	14.0% PIK (14.0% Max PIK)		12/31/23	43.9	42.9	23.3
TruckPro LLC	(g)(h)(aa)(ab)	Capital Goods	11.0%		10/15/24	7.9	7.5	7.5
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	6.4
Vivint Inc	(g)(h)(k)(m)(aa)(ab)	Commercial & Professional Services	7.9%		12/1/22	19.2	18.9	18.4

Total Other Senior Secured Debt							209.8	149.5

Subordinated Debt—5.5%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.2	0.2	0.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(g)(h)(aa)(ab)	Energy	10.0%		4/1/22	26.0	26.0	14.1
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	74.9	74.8	72.3
Byrider Finance LLC	(n)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	2.3	2.3	2.3
ClubCorp Club Operations Inc	(g)(h)(n)(aa)(ab)	Consumer Services	8.5%		9/15/25	31.8	30.9	19.4
Craftworks Rest & Breweries Group Inc	(n)(t)(u)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	—
Diamond Resorts International Inc	(g)(h)(aa)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.6	2.7
Intelsat Jackson Holdings SA	(g)(h)(n)(r)(aa)(ab)	Media & Entertainment	5.5%		8/1/23	3.7	3.4	2.3
Kenan Advantage Group Inc	(h)(aa)(ab)	Transportation	7.9%		7/31/23	19.2	17.2	16.3
LifePoint Hospitals Inc	(g)(h)(aa)(ab)	Health Care Equipment & Services	9.8%		12/1/26	10.3	10.6	9.8
Montage Resources Corp	(h)(n)(r)(aa)(ab)	Energy	8.9%		7/15/23	10.6	10.5	7.2
MultiPlan Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	7.1%		6/1/24	10.0	10.1	8.8
Opendoor Labs Inc	(n)(r)	Real Estate	10.0%		1/23/26	26.8	26.8	26.8
Opendoor Labs Inc	(r)(s)	Real Estate	10.0%		1/23/26	53.6	53.6	53.7
Plastipak Holdings Inc	(g)(h)(aa)(ab)	Materials	6.3%		10/15/25	1.4	1.3	1.3
Quorum Health Corp	(g)(h)(n)(t)(u)(aa)(ab)	Health Care Equipment & Services	11.6%		4/15/23	6.0	6.0	4.0
Radiology Partners Inc	(h)(aa)(ab)	Health Care Equipment & Services	9.3%		2/1/28	2.5	2.5	2.2
SRS Distribution Inc	(g)(h)(p)(aa)(ab)	Capital Goods	8.3%		7/1/26	22.8	22.6	20.7
Team Health Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	6.4%		2/1/25	20.5	18.4	7.4
Vivint Inc	(g)(h)(aa)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.4	11.2

Total Subordinated Debt							341.4	282.7

Unfunded Debt Commitments							(53.6)	(53.6)

Net Subordinated Debt							287.8	229.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance—14.0%
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				7,819,411	$7.8	$7.6
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$47.1	47.1	47.1
Abacus JV, Private Equity	(n)(r)	Insurance				34,147,572	34.1	36.8
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.1
Altavair AirFinance, Private Equity	(n)(r)	Capital Goods				31,984,765	32.0	29.1
Australis Maritime, Common Stock	(n)(r)(t)	Transportation				19,832,267	19.8	19.8
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				76,447,526	76.4	—
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.4	2.2	2.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$15.1	13.9	12.9
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.1	2.9	2.7
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$2.9	2.7	2.5
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$88.7	81.6	75.8
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.7	18.2	16.9
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.9	1.7
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.7	14.4	13.4
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.6	7.0	6.5
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.7	1.6	1.4
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$20.4	18.8	17.5
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$12.7	11.6	10.8
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$21.5	19.8	18.4
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				12,984,642	13.0	13.3
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				16,434,441	16.4	17.8
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	—
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$35.8	35.8	35.8
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$19.5	19.5	19.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.0
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.2
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	2.5	2.7
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.5	6.5	6.3
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.8	14.8	14.7
Prime ST LLC, Private Equity	(n)(r)(t)(ae)	Real Estate				6,635,747	6.6	6.6
Prime ST LLC, Structured Mezzanine	(n)(r)(ae)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$47.2	47.2	47.2
Sofi Lending Corp, Purchase Facility	(n)(r)(t)	Diversified Financials				40,637,805	40.6	43.0
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Diversified Financials				N/A	18.7	21.7

Total Asset Based Finance							690.9	606.2
Unfunded Commitments							(19.5)	(19.5)

Net Asset Based Finance							671.4	586.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Credit Opportunities Partners, LLC—10.3%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				$503.1	$503.1	$430.2

Total Credit Opportunities Partners, LLC							503.1	430.2

Equity/Other—6.2%
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	0.5
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	0.6	3.0
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	0.0	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	1.8
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	24.6
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	5.5
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	1.7
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	—
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(n)(t)	Retailing				121,058	—	1.7
Bellatrix Exploration Ltd, Warrant	(n)(r)(t)	Energy			9/11/23	382,476	—	—
Byrider Finance LLC, Common Stock	(n)(t)	Automobiles & Components				1,667	—	—
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.2
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	1.1
Constellis Holdings LLC, Private Equity	(f)(n)(t)(ad)	Capital Goods				849,702	18.9	18.9
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	0.8
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	0.0	0.0
Dayton Superior Corp, Common Stock	(n)(t)	Materials				16,977	1.0	1.0
Dayton Superior Corp, Warrants	(n)(t)	Materials			12/2/21	4,287	—	—
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	2.8
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(t)(v)	Energy				13,000	13.0	0.2
FourPoint Energy LLC, Common Stock, Class D Units	(t)(v)	Energy				2,437	1.6	0.0
FourPoint Energy LLC, Common Stock, Class E—II Units	(t)(v)	Energy				29,730	7.4	0.4
FourPoint Energy LLC, Common Stock, Class E—III Units	(t)(v)	Energy				43,875	11.0	0.6
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	—
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	2.7	6.4
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	5.6
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	0.6
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	—	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	55.6	75.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	$2.3	$—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	8.8	5.5
Misys Ltd, Preferred Stock	(n)(r)	Software & Services	L+1,025			2,841	2.8	2.5
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	—
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.5
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	16.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.0
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	4.1
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	5.0
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.1
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	25.5
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.8
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	8.7
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.3
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	0.5
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	10.9
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	15.1
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.1

Total Equity/Other							327.4	259.3

TOTAL INVESTMENTS—178.3%							$8,518.5	7,463.5

LIABILITIES IN EXCESS OF OTHER ASSETS—(78.3%)								(3,277.5)

NET ASSETS—100.0%								$4,186.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2020	Unrealized Appreciation (Depreciation)
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	$4.6	$4.2	$0.4
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.2	0.1
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.4	0.1
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—

Total					$11.5	$10.9	$0.6

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(18)	$(18)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(9)	(9)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(22)	(22)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(10)	(10)

					$—	$(59)	$(59)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.45%, the Euro Interbank Offered Rate, or EURIBOR, was (0.36)%, Candian Dollar Offer Rate, or CDOR was 1.24%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.42%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Not used.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

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

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

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

(i)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

(j)	Not used.

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

(r)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2020, 77.4% of the Company’s total assets represented qualifying assets.

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

(aa)

Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of March 31, 2020, the fair value of securities rehypothecated by BNPP was $114.

(ab)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(ac)	Position or portion thereof unsettled as of March 31, 2020.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

(ad)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.9	$—	$(0.3)	$0.0	$1.0	$6.6	$0.0	$—	$—
Constellis Holdings LLC	—	8.4	—	—	—	8.4	0.0	—	—
Constellis Holdings LLC	—	15.0	—	—	—	15.0	—	—	—
Fairway Group Holdings Corp	—	3.0	(0.1)	—	0.1	3.0	—	—	—
Fairway Group Holdings Corp	—	7.1	—	—	—	7.1	0.1	—	—
Fairway Group Holdings Corp	6.3	0.0	(6.3)	0.1	(0.1)	—	0.0	0.0	—
Fairway Group Holdings Corp	6.5	—	—	—	(3.5)	3.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	26.0	—	—	—	(13.0)	13.0	—	—	—
HM Dunn Co Inc	5.2	0.6	(0.5)	—	—	5.3	0.3	0.2	—
MB Precision Holdings LLC	21.4	0.2	(0.1)	0.0	(0.6)	20.9	0.6	0.1	—
One Call Care Management Inc	2.7	0.0	0.0	0.0	(0.3)	2.4	0.1	—	—
Warren Resources Inc	21.0	0.0	—	—	(1.9)	19.1	0.6	0.1	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	—	13.5	—	—	—	13.5	0.0	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Titan Energy LLC	—	—	—	—	—	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
JW Aluminum Co	36.3	—	—	—	(6.0)	30.3	0.9	—	—
Mood Media Corp	39.0	3.4	—	—	(19.1)	23.3	0.5	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	30.7	—	—	—	(6.1)	24.6	—	—	—
ASG Technologies, Warrant	8.6	—	—	—	(3.1)	5.5	—	—	—
Constellis Holdings LLC	—	18.9	—	—	—	18.9	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	104.1	3.0	—	—	(31.3)	75.8	—	2.8	—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.6	—	—	—	(0.1)	5.5	—	—	—
Mood Media Corp, Common Stock	1.0	—	—	—	(1.0)	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
One Call Care Management Inc, Common Stock	$1.8	$—	$—	$—	$(0.3)	$1.5	$—	$—	$—
One Call Care Management Inc, Preferred Stock A	19.3	—	—	—	(3.0)	16.3	—	—	—
One Call Care Management Inc, Preferred Stock B	5.8	—	0.0	—	0.2	6.0	—	0.1	—
Titan Energy LLC, Common Stock	—	—	—	—	—	—	—	—	—
Warren Resources Inc, Common Stock	8.3	—	—	—	(8.3)	—	—	—	—

Total	$355.5	$73.1	$(7.3)	$0.1	$(96.4)	$325.0	$3.1	$3.3	$—

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

(3)	Interest, PIK and fee income presented for the three months ended March 31, 2020.

(ae)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$47.1	$—	$—	$—	$—	$47.1	$1.3	$—	$—
801 5th Ave, Seattle, Private Equity	7.8	—	—	—	(0.2)	7.6	—	—	—
Prime ST LLC, Structured Mezzanine	—	47.2	—	—	—	47.2	1.5	—	—
Prime ST LLC, Private Equity	—	6.6	—	—	—	6.6	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	510.0	—	(0.3)	—	(79.5)	430.2	—	—	13.1

Total	$564.9	$53.8	$(0.3)	$—	$(79.7)	$538.7	$2.8	$—	$13.1

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

(3)	Interest, PIK and dividend income presented for the three months ended March 31, 2020.

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Diamond Resorts International Inc	(l)(n)(ab)	Consumer Services	L+375	1.0%	9/2/23	$46.1	$43.9	$45.2
Distribution International Inc	(n)(ab)	Retailing	L+575	1.0%	12/15/23	13.1	11.8	12.6
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/30/23	2.6	2.6	2.5
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.5	1.4	1.4
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	6.7	6.7	6.5
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	53.7	53.2	52.0
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24	5.5	5.1	5.1
EaglePicher Technologies LLC	(n)(ab)(ac)	Capital Goods	L+325		3/8/25	—	—	—
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26	13.9	13.3	13.0
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	133.9	133.9	133.6
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	1.2	1.2	1.2
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	4.7	4.7	4.7
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.6	32.2	32.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	6.3	6.2	6.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.3	11.3	6.5
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.2	5.6	—
FHC Health Systems Inc	(n)(ab)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8.7	7.6	8.8
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	36.5	36.5	36.1
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.3	5.3
FullBeauty Brands Holdings Corp	(n)	Retailing	L+1,000	1.0%	2/7/22	0.7	0.7	0.7
FullBeauty Brands Holdings Corp	(n)(ab)	Retailing	L+900	1.0%	2/7/24	4.0	3.9	1.9
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	158.3	158.3	154.3
Greystone Equity Member Corp	(r)(s)	Diversified Financials	L+725	3.8%	4/1/26	5.9	5.9	5.8
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	0.8	0.8	0.8
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	8.8	8.8	8.8
Heniff Transportation Systems LLC	(f)(l)	Transportation	L+575	1.0%	12/3/26	45.1	45.1	45.1
Heniff Transportation Systems LLC	(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	30.1	29.8	29.8
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	56.3	44.4	26.0
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.2	5.2	5.2
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	54.6	54.2	31.1
Icynene Group Ltd	(f)(l)(m)(n)(o)(p)(q)	Materials	L+700	1.0%	11/30/24	117.6	117.6	118.8
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.1
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.8
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€51.8	55.3	56.8
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	13.6	14.8	14.8
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.6	10.6	11.5
Ivanti Software Inc	(l)(ab)	Software & Services	L+425	1.0%	1/20/24	7.4	7.3	7.4
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	68.8	68.2	68.8
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	16.4	16.4	16.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.4
JC Penney Corp Inc	(n)(r)(ab)	Retailing	L+425	1.0%	6/23/23	3.4	3.1	3.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	$11.2	$10.3	$7.9
Jostens Inc	(n)(ab)	Consumer Services	L+550		12/19/25	16.0	15.8	16.0
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	2/5/20	31.1	31.1	30.8
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)	Commercial & Professional Services	L+650	1.0%	11/7/26	135.2	133.9	133.9
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	40.2
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)	Capital Goods	L+725	1.0%	12/1/24	223.1	223.1	223.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
Laird PLC	(n)(r)(ab)	Technology Hardware & Equipment	L+450		7/9/25	4.4	4.0	4.4
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	13.7	13.4	13.8
LD Intermediate Holdings Inc	(n)(ab)	Software & Services	L+588	1.0%	12/9/22	31.5	29.8	31.6
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	22.0	21.8	21.8
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	9.3	9.3	9.2
Lionbridge Technologies Inc	(f)(k)(l)(p)(q)	Consumer Services	L+625	1.0%	12/27/25	115.3	114.7	114.7
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.0	22.0	22.0
Lipari Foods LLC	(s)	Food & Staples Retailing	L+588	1.0%	1/6/25	49.9	49.9	49.9
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	151.0	149.7	150.9
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.5	21.0	21.4
MedAssets Inc	(n)(ab)	Health Care Equipment & Services	L+450	1.0%	10/20/22	0.1	0.1	0.1
MI Windows & Doors Inc	(n)(ab)	Capital Goods	L+550	1.0%	11/6/26	20.0	19.0	20.1
Mitel US Holdings Inc	(n)(ab)	Technology Hardware & Equipment	L+450		11/30/25	0.3	0.3	0.3
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24	36.1	34.8	30.8
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	17.8	17.8	17.8
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	7.7	7.7	7.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	62.3	62.3	62.3
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+600	1.0%	12/20/25	43.9	43.5	43.5
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	7.9	7.9	7.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	34.6	34.6	34.6
Multi-Color Corp	(n)(r)(ab)	Commercial & Professional Services	6.8%		7/15/26	10.4	10.4	11.0
NaviHealth Inc.	(n)(ab)	Health Care Equipment & Services	L+500		8/1/25	24.9	24.2	24.9
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24	4.2	4.2	4.1
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+500	1.0%	9/2/21	3.6	3.6	3.6
North Haven Cadence Buyer Inc	(f)(k)(n)(p)	Consumer Services	L+650	1.0%	9/2/22	44.0	44.0	44.0
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+650	1.0%	9/2/22	10.7	10.7	10.7
North Haven Cadence Buyer Inc	(f)(l)(n)(o)(p)	Consumer Services	L+793	1.0%	9/2/22	72.5	72.5	72.5
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22	2.9	2.5	2.7
Ontic Engineering & Manufacturing Inc	(n)(ab)	Capital Goods	L+475		10/30/26	1.9	1.9	1.9
Ontic Engineering & Manufacturing Inc	(s)(ab)	Capital Goods	L+238		10/31/26	0.3	0.3	0.3
Onvoy LLC	(n)(ab)	Telecommunication Services	L+450	1.0%	2/10/24	0.2	0.1	0.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+375	1.0%	10/30/20	2.5	2.4	2.5
PAE Holding Corp	(n)(ab)	Capital Goods	L+550	1.0%	10/20/22	7.3	7.4	7.4
Peak 10 Holding Corp	(k)(n)(ab)	Telecommunication Services	L+350		8/1/24	22.4	20.2	18.7
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26	14.9	14.8	12.2
Power Distribution Inc	(f)(n)	Capital Goods	L+725	1.3%	1/25/23	65.1	65.1	60.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Production Resource Group LLC	(k)(l)(m)(n)(p)	Media & Entertainment	L+700	1.0%	8/21/24		$381.0	$381.0	$306.2
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	23.9	25.7
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	22.4
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.4	112.9
PSKW LLC	(n)(o)(p)	Health Care Equipment & Services	L+768	1.0%	11/25/21		16.5	16.5	16.5
PSKW LLC	(l)(m)(n)(o)(p)(q)	Health Care Equipment & Services	L+768	1.0%	11/25/21		191.6	191.6	191.6
PSKW LLC	(m)(n)	Health Care Equipment & Services	L+768	1.0%	11/25/21		20.4	20.2	20.4
Qdoba Restaurant Corp	(n)(ab)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.9	2.0
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	7.5
Reliant Rehab Hospital Cincinnati LLC	(f)(n)(o)(p)	Health Care Equipment & Services	L+675	1.0%	9/2/24		118.0	117.1	115.6
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		96.4	96.4	94.7
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		90.0	89.1	89.1
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		22.7	22.5	22.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safariland LLC	(n)	Capital Goods	L+775	1.1%	11/18/23		2.2	2.2	2.1
Safariland LLC	(f)(k)(l)(n)(p)	Capital Goods	L+775	1.1%	11/18/23		115.7	115.7	109.0
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.7	52.1	52.2
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	73.1	53.9	57.4
Sequa Corp	(n)(ab)(ac)	Materials	L+500	1.0%	11/28/21		$30.2	29.8	30.2
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.6	15.6	15.6
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	90.1
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.6	210.4
SI Group Inc	(n)(ab)	Materials	L+475		10/15/25		2.0	1.9	2.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		6.6	6.4	6.5
Smart Foodservice	(n)(ab)	Food & Staples Retailing	L+475		6/20/26		5.8	5.7	5.8
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		28.0	25.4	27.1
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.1	0.1	0.1
SMART Global Holdings Inc	(n)(r)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3.2	3.2	3.2
Sorenson Communications LLC	(f)(k)(m)(n)(ab)	Telecommunication Services	L+650		4/29/24		78.6	75.8	78.2
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24	C$	4.4	3.6	3.5
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		26.9	26.1	26.7
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.6	37.6	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		9.5	8.7	9.1
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.7	101.8	102.8
Team Health Inc	(n)(ab)	Health Care Equipment & Services	L+275	1.0%	2/6/24		1.1	1.1	0.9
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		40.0	39.6	40.2
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		9.1	8.2	8.6
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		169.8	169.8	168.3
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	63.0	41.8	43.4
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	10.1
Transaction Services Group Ltd	(r)(s)	Consumer Services	L+600		10/15/26		$26.6	26.6	26.1
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/24		13.7	13.5	13.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Truck-Lite Co LLC	(f)(k)(n)(o)(p)	Automobiles & Components	L+625	1.0%	12/13/26	$127.9	$126.7	$126.6
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/26	18.8	18.6	18.6
Vertiv Group Corp	(n)(ab)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	16.5	15.7	16.5
Virgin Pulse Inc	(f)(l)(m)(n)(o)(p)	Software & Services	L+650	1.0%	5/22/25	159.4	158.4	159.5
Vivint Inc	(l)(n)(ab)	Commercial & Professional Services	L+500		4/1/24	20.8	20.0	20.8
Warren Resources Inc	(n)(ad)	Energy	L+1,000, 1.0% PIK (1.0% MaxPIK)	1.0%	5/22/20	21.0	21.0	21.0
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24	4.9	4.4	4.1
West Corp	(l)(o)(ab)	Software & Services	L+400	1.0%	10/10/24	19.6	18.1	16.7
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	1/26/21	0.6	0.6	0.6
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	8/26/21	0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24	1.1	1.1	1.1
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24	0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	1.7	1.7	1.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+500	1.0%	9/29/23	0.1	0.1	0.1
Zeta Interactive Holdings Corp	(m)(n)(o)(p)(q)	Software & Services	L+750	1.0%	7/29/22	122.2	122.2	122.2
Zeta Interactive Holdings Corp	(s)	Software & Services	L+750	1.0%	7/29/22	4.4	4.4	4.4

Total Senior Secured Loans—First Lien							6,596.0	6,295.8
Unfunded Loan Commitments							(578.6)	(578.6)

Net Senior Secured Loans—First Lien							6,017.4	5,717.2

Senior Secured Loans—Second Lien—16.2%
Access CIG LLC	(n)(ab)	Software & Services	L+775		2/27/26	$1.5	$1.5	$1.5
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22	7.2	6.2	6.5
Albany Molecular Research Inc	(n)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	0.9	0.9	0.9
American Bath Group LLC	(l)(n)(ab)	Capital Goods	L+975	1.0%	9/30/24	10.0	9.6	10.0
Ammeraal Beltech Holding BV	(f)(n)(o)(r)	Capital Goods	L+800		7/27/26	51.3	50.4	49.5
Applied Systems Inc	(n)(ab)	Software & Services	L+700	1.0%	9/19/25	2.6	2.6	2.7
Arena Energy LP	(l)(n)(o)(p)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	53.9	53.9	52.4
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27	129.2	128.0	131.8
BCA Marketplace PLC	(n)(r)	Retailing	L+825		9/24/27	£30.2	37.3	39.5
Bellatrix Exploration Ltd	(n)(r)(t)(u)	Energy	8.5%		9/11/23	$13.5	12.3	4.3
Bellatrix Exploration Ltd	(n)(r)	Energy	8.5%		9/11/23	5.6	5.6	5.6
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	35.8	35.8	35.9
CDS US Intermediate Holdings Inc	(l)(n)(r)(ab)	Media & Entertainment	L+825	1.0%	7/10/23	18.0	16.4	15.1
Chisholm Oil & Gas Operating LLC	(n)(p)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	38.3	38.0	28.9
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26	3.2	3.1	3.2
Dayton Superior Corp	(n)	Materials	L+700	2.0%	12/3/24	1.7	1.6	1.6
EaglePicher Technologies LLC	(n)(ab)	Capital Goods	L+725		3/8/26	0.4	0.4	0.4
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+900		7/23/27	3.9	3.7	3.7
Emerald Performance Materials LLC	(l)(n)(ab)	Materials	L+775	1.0%	8/1/22	10.0	9.9	9.8
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	13.3	13.3	12.9
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.5	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.4	24.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Invictus	(n)(ab)	Materials	L+675		3/30/26	$0.1	$0.1	$0.1
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	58.6	57.6	57.8
Misys Ltd	(n)(r)(ab)	Software & Services	L+725	1.0%	6/13/25	7.3	7.2	7.1
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.6	5.4	5.1
New Arclin US Holding Corp	(n)(r)(ab)	Materials	L+875	1.0%	2/14/25	0.3	0.3	0.3
OEConnection LLC	(f)(n)	Software & Services	L+825		9/25/27	42.9	42.5	42.6
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	26.3
OPE Inmar Acquisition Inc	(l)(n)(ab)	Software & Services	L+800	1.0%	5/1/25	24.6	24.1	23.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+800	1.0%	4/30/21	14.5	14.6	14.2
Paradigm Acquisition Corp	(n)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.7
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+725	1.0%	8/1/25	11.9	11.1	7.5
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.6
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	39.6
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.3
Sequa Corp	(n)(ab)	Materials	L+900	1.0%	4/28/22	11.5	11.2	11.3
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	5.7	5.1	5.5
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.4	15.4	15.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	7/27/25	2.4	2.4	2.2
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.6	12.6	12.6
Titan Energy LLC	(n)(t)(u)(ad)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	137.2	100.7	—
Transplace	(n)(ab)	Transportation	L+875	1.0%	10/6/25	3.3	3.2	3.1
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	12.5	12.5	11.4
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.5	60.2

Total Senior Secured Loans—Second Lien							940.7	808.7

Other Senior Secure Debt—4.6%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$14.4	10.7	—
APTIM Corp	(g)(n)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	4.9
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	4.0
Cleaver-Brooks Inc	(n)(ab)	Capital Goods	7.9%		3/1/23	0.3	0.3	0.3
Cornerstone Chemical Co	(n)(ab)	Materials	6.8%		8/15/24	2.7	2.7	2.4
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	12.0	12.0	12.3
Enterprise Development Authority	(g)(h)(n)(aa)(ab)	Consumer Services	12.0%		7/15/24	8.2	8.5	9.4
FourPoint Energy LLC	(n)(p)	Energy	9.0%		12/31/21	46.3	45.6	44.0
Genesys Telecommunications Laboratories Inc	(g)(h)(n)(aa)(ab)	Technology Hardware & Equipment	10.0%		11/30/24	2.6	2.8	2.8
JC Penney Corp Inc	(g)(h)(n)(r)(aa)(ab)	Retailing	5.7%		6/1/20	0.3	0.3	0.3
JW Aluminum Co	(g)(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.3
Lycra	(g)(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	13.2
Mood Media Corp	(n)(ad)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	40.6	39.5	39.0
Pattonair Holdings Ltd	(g)(h)(n)(r)(aa)(ab)	Capital Goods	9.0%		11/1/22	16.5	16.9	17.3
TruckPro LLC	(g)(h)(n)(aa)(ab)	Capital Goods	11.0%		10/15/24	7.9	7.4	8.2
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(h)(k)(m)(n)(aa)(ab)	Commercial & Professional Services	7.9%		12/1/22	25.5	25.2	25.8

Total Other Senior Secured Debt							242.5	227.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—9.8%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	$0.3	$0.3	$0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(g)(h)(aa)(ab)	Energy	10.0%		4/1/22	26.0	26.0	25.9
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	72.6	72.6	73.1
Avantor Inc	(g)(m)(n)(o)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	85.0	85.6	95.2
Byrider Finance LLC	(n)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	2.3	2.3	2.3
Calumet Specialty Products	(h)(n)(r)(aa)(ab)	Energy	7.8%		4/15/23	10.3	10.3	10.3
ClubCorp Club Operations Inc	(g)(h)(n)(aa)(ab)	Consumer Services	8.5%		9/15/25	31.8	30.9	27.8
Craftworks Rest & Breweries Group Inc	(n)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	4.7
Diamond Resorts International Inc	(g)(h)(aa)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.6	4.6
GFL Environmental Inc	(g)(h)(n)(r)(aa)(ab)	Commercial & Professional Services	8.5%		5/1/27	13.4	13.7	14.7
Intelsat Jackson Holdings SA	(g)(h)(n)(r)(aa)(ab)	Media & Entertainment	5.5%		8/1/23	11.1	10.2	9.5
Kenan Advantage Group Inc	(n)(ab)	Transportation	7.9%		7/31/23	19.2	17.0	18.8
LifePoint Hospitals Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	9.8%		12/1/26	24.8	25.2	28.1
Montage Resources Corp	(h)(n)(r)(aa)(ab)	Energy	8.9%		7/15/23	16.4	16.2	15.1
MultiPlan Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	7.1%		6/1/24	17.1	17.2	16.6
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(h)(n)(r)(aa)(ab)	Materials	8.0%		10/1/26	15.3	15.3	16.3
PAREXEL International Corp	(g)(h)(n)(aa)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.8	0.8	0.8
Plastipak Holdings Inc	(g)(h)(n)(aa)(ab)	Materials	6.3%		10/15/25	2.4	2.2	2.1
Ply Gem Holdings Inc	(g)(h)(n)(aa)(ab)	Capital Goods	8.0%		4/15/26	19.1	18.3	20.0
Quorum Health Corp	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	11.6%		4/15/23	6.0	6.0	5.1
SRS Distribution Inc	(g)(h)(n)(p)(aa)(ab)	Capital Goods	8.3%		7/1/26	28.5	28.2	29.5
Team Health Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	6.4%		2/1/25	20.5	18.3	13.8
Vertiv Group Corp	(g)(h)(aa)(ab)	Technology Hardware & Equipment	9.3%		10/15/24	23.7	23.4	25.6
Vivint Inc	(g)(h)(m)(n)(p)(aa)(ab)	Commercial & Professional Services	8.8%		12/1/20	15.5	15.1	15.5
Vivint Inc	(g)(h)(n)(aa)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.3	13.5

Total Subordinated Debt							479.2	489.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Asset Based Finance—9.7%
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$47.1	$47.1	$47.1
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				7,819,411	7.8	7.8
Abacus JV, Private Equity	(n)(r)	Insurance				31,301,941	31.3	31.3
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.2
Altavair Air Finance, Private Equity	(n)(r)	Capital Goods				10,964,023	11.0	11.2
Australis Maritime, Common Stock	(n)(r)(t)	Transportation				10,790,511	10.8	10.8
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.3	2.1	2.3
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$14.6	13.6	14.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.0	2.8	3.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$2.8	2.6	2.8
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$85.4	79.6	85.4
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.0	17.7	19.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.8	2.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.1	14.1	15.1
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$19.7	18.3	19.7
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$12.2	11.4	12.2
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.7	19.3	20.7
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				76,447,526	76.4	9.6
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				8,092,505	8.1	8.1
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$30.1	30.1	30.1
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$22.3	22.3	22.3
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				15,059,448	15.1	16.0
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	0.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.6
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	4.6	3.3
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.5	6.5	6.5
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.3	14.3	14.4
Sofi Lending Corp, 2019-C R1	(n)(r)	Diversified Financials			11/16/48	$26.7	15.1	15.2
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Diversified Financials				N/A	9.9	12.6

Total Asset Based Finance							557.5	507.6
Unfunded Loan Commitments							(22.3)	(22.3)

Net Asset Based Finance							535.2	485.3

Credit Opportunities Partners, LLC—10.2%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				$503.1	503.4	510.0

Total Credit Opportunities Partners, LLC							503.4	510.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Equity/Other—7.1%(e)
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	$0.6	$5.3
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	1.0
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	—	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	2.5
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	30.7
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	8.6
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	2.0
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	—
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				83,488	0.1	0.1
Bellatrix Exploration Ltd, Warrant	(n)(r)(t)	Energy			9/11/23	382,476	—	—
Byrider Finance LLC, Common Stock	(n)(t)	Automobiles & Components				1,667	—	—
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.3
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	1.6
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	1.0
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	—	—
Dayton Superior Corp, Common Stock	(n)(t)	Materials				14,552	0.9	0.9
Dayton Superior Corp, Warrants	(n)(t)	Materials			12/2/21	3,675	—	—
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	3.5
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(t)(v)	Energy				13,000	13.0	1.4
FourPoint Energy LLC, Common Stock, Class D Units	(t)(v)	Energy				2,437	1.6	0.3
FourPoint Energy LLC, Common Stock, Class E—II Units	(t)(v)	Energy				29,730	7.4	3.1
FourPoint Energy LLC, Common Stock, Class E—III Units	(t)(v)	Energy				43,875	11.0	4.6
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	0.9
FullBeauty Brands Holdings Corp, Common Stock	(n)(t)	Retailing				20,297	0.1	—
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	2.7	6.7
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	15.5
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	1.6
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	—	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK		2/15/28	6,875	52.6	104.1
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	$8.8	$5.6
Misys Ltd, Preferred Stock	(n)(r)(t)	Software & Services	L+1,025			2,841	2.8	2.8
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	1.0
North Haven Cadence Buyer Inc, Common Stock	(n)(t)	Consumer Services				3,958,333	4.0	8.5
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.8
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	19.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	5.8
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Power Distribution Inc, Common Stock	(n)(t)	Capital Goods				4,530,006	3.9	1.8
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	9.0
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	8.7
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.2
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	33.6
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.9
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	14.2
Sunnova Energy International Inc, Common Stock	(n)(t)(ab)	Energy				487,528	5.5	5.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
VICI Properties Inc, Common Stock	(n)(t)(ab)	Consumer Services				66,020	1.2	1.7
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	8.3
White Star Petroleum LLC, Common Stock	(t)(v)(w)	Energy				3,351,997	2.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	12.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	10.9
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							322.8	352.8

TOTAL INVESTMENTS—172.0%							$9,010.7	8,561.0

LIABILITIES IN EXCESS OF OTHER ASSETS—(72.0%)								(3,565.0)

NET ASSETS—100.0%								$4,996.0

							Notional	Unrealized
Total Return Swap							Amount	Depreciation
Citibank TRS Facility (Note 9)							93.5	(4.4)

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

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

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$9.1	$0.2	$—	$—	$(3.4)	$5.9	$0.9	$—	$—
Fairway Group Holdings Corp(4)	—	6.2	—	—	0.1	6.3	0.4	0.4	—
Fairway Group Holdings Corp(4)	—	11.3	—	—	(4.8)	6.5	0.6	0.6	—
Fairway Group Holdings Corp(4)	—	5.6	—	—	(5.6)	—	—	—	—
HM Dunn Co Inc	7.1	5.8	—	—	13.1	26.0	—	—	—
HM Dunn Co Inc	—	5.2	—	—	—	5.2	0.2	0.1	—
MB Precision Holdings LLC	21.3	1.2	(0.8)	0.2	(0.5)	21.4	2.6	0.5	—
One Call Care Management Inc	—	5.8	(8.2)	4.9	0.2	2.7	0.2	—	—
Warren Resources Inc	14.7	6.3	—	—	—	21.0	2.1	0.1	—
Senior Secured Loans—Second Lien
Fairway Group Holdings Corp(4)	—	5.0	—	—	(5.0)	—	—	—	—
One Call Care Management Inc(4)	—	13.2	(5.4)	(7.8)	—	—	1.6	0.5	—
Titan Energy LLC(4)	—	100.7	—	—	(100.7)	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	3.6	—	—	—	(3.6)	—	—	—	—
JW Aluminum Co	32.9	1.5	—	—	1.9	36.3	3.4	—	—
Mood Media Corp	28.5	11.1	—	—	(0.6)	39.0	5.5	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	31.7	—	—	—	(1.0)	30.7	—	—	—
ASG Technologies, Warrant	7.4	1.8	—	—	(0.6)	8.6	—	—	—
Fairway Group Holdings Corp, Common Stock(4)	—	3.3	—	—	(3.3)	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43.9	20.6	—	—	39.6	104.1	—	7.4	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
MB Precision Holdings LLC, Class A—2 Units	$—	$—	$—	$—	$—	$—	$—	$—	$—
MB Precision Holdings LLC, Preferred Stock	5.8	0.2	—	—	(0.4)	5.6	—	—	—
Mood Media Corp, Common Stock	15.8	—	—	—	(14.8)	1.0	—	—	—
One Call Care Management Inc, Common Stock	—	1.8	—	—	—	1.8	—	—	—
One Call Care Management Inc, Preferred Stock A	—	19.3	—	—	—	19.3	—	—	—
One Call Care Management Inc, Preferred Stock B	—	5.8	—	—	—	5.8	—	0.1	—
Titan Energy LLC, Common Stock(4)	—	8.6	—	—	(8.6)	—	—	—	—
Warren Resources Inc, Common Stock	5.6	4.7	—	—	(2.0)	8.3	—	—	—

Total	$227.4	$245.2	$(14.4)	$(2.7)	$(100.0)	$355.5	$3.1	$3.3	$—

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

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$—	$47.1	$—	$—	$—	$47.1	$0.2	$—	$—
801 5th Ave, Seattle, Private Equity	—	7.8	—	—	—	7.8	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	—	503.4	—	—	6.6	510.0	—	—	13.1

Total	$—	$558.3	$—	$—	$6.6	$564.9	$2.8	$—	$13.1

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

(3)	Interest, PIK and dividend income presented for the year ended December 31, 2019.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II, or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Boards, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.1875%, or 8.75% annually, of net assets. Thereafter, the Advisor will be entitled to receive 20.0% of the pre-incentive fee net investment income.

Commencing with the ninth full calendar quarter following the closing of the Mergers, the subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current calendar quarter and the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the Mergers) minus the cumulative “per share incentive fees” accrued and/or payable for the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the Mergers) multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2019 and the audited consolidated financial statements as of and for the year ended December 31, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2020.

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest income will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2020, the Company recognized $8 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Recent Accounting Pronouncements: In August 2018 FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the three months ended March 31, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	3,191,361	$26
Share Repurchase Program	—	—	(3,297,056)	(27)

Net Proceeds from Share Transactions	—	$—	(105,695)	$(1)

During the period from April 1, 2020 to May 8, 2020, the Company issued 6,430,853 shares of common stock pursuant to its distribution reinvestment plan, or DRP, for gross proceeds of $39,871,288 at an average price per share of $6.20. For additional information regarding the terms of the DRP, see Note 5.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its former share repurchase program during the three months ended March 31, 2020 and 2019:

For the Three Months Ended	Repurchase Date	Shares Repurchased	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	3,297,056	16.7%	1.01%	$8.050	$(27)

Total		3,297,056				$(27)

Fiscal 2020
December 31, 2019(1)		—	—	—	$—	$—

Total		—				$—

(1)	The Company suspended its share repurchase program on May 31, 2019.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets), which base management fee is reduced from 1.50% to 1.00% on all assets financed using leverage over 1.0x debt-to-equity, and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory and administrative services agreement had substantially similar terms, except that cash and cash equivalents were not excluded from gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the administration agreement, the prior investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three months ended March 31, 2020 and 2019:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2020	2019
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Base Management Fee(1)	$33	$18
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Subordinated Incentive Fee on Income(2)	$23	$11
The Advisor	Administration agreement and prior investment advisory and administrative services agreement	Administrative Services Expenses(3)	$2	$1

(1)

During the three months ended March 31, 2020 and 2019, $35 and $17, respectively, in base management fees were paid to the Advisor. As of March 31, 2020, $33 in base management fees were payable to the Advisor.

(2)

During the three months ended March 31, 2020 and 2019, $11 and $6, respectively, of subordinated incentive fees on income were paid to the Advisor. As of March 31, 2020, a subordinated incentive fee on income of $23 was payable to the Advisor.

(3)

During the three months ended March 31, 2020 and 2019, $1 and $1, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 for the three months ended March 31, 2020. The Company paid $2 and $1 in administrative services expenses to the Advisor during the three months ended March 31, 2020 and 2019, respectively.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Energy and Power Fund, FS KKR Capital Corp., and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.1885	$61

Total	$0.1885	$61

Fiscal 2020
March 31, 2020	$0.1500	$102

Total	$0.1500	$102

On April 28, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.15 per share, which will be paid on or about July 2, 2020 to stockholders of record as of the close of business on June 17, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	102	100%	61	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$102	100%	$61	100%

(1)

During the three months ended March 31, 2020 and 2019, 90.2% and 94.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.6% and 1.9%, respectively, was attributable to non-cash accretion of discount and 7.2% and 4.1%, respectively, was attributable to paid-in-kind, or PIK, interest.

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

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $13 and $601, respectively. $191 of such losses were carried over from the target companies due to the Merger, and $246 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of March 31, 2020 and December 31, 2019, the gross unrealized appreciation was $162 and $276, respectively. As of March 31, 2020 and December 31, 2019, the gross unrealized depreciation $1,197 and $687, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $8,689 and $9,167 as of March 31, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,285) and $(609) as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company had a deferred tax asset of $21 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2020, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $21. For the three months ended March 31, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,606	$5,116	69%	$6,017	$5,717	67%
Senior Secured Loans—Second Lien	914	693	9%	941	809	9%
Other Senior Secured Debt	210	150	2%	243	228	3%
Subordinated Debt	288	229	3%	479	489	5%
Asset Based Finance	671	587	8%	535	485	6%
Credit Opportunities Partners, LLC	503	430	6%	503	510	6%
Equity/Other	327	259	3%	323	353	4%

Total	$8,519	$7,464	100%	$9,041	$8,591	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,606	$5,116	69%	$6,090	$5,788	67%
Senior Secured Loans—Second Lien	914	693	9%	961	827	10%
Other Senior Secured Debt	210	150	2%	243	228	3%
Subordinated Debt	288	229	3%	479	489	5%
Asset Based Finance	671	587	8%	535	485	5%
Credit Opportunities Partners, LLC	503	430	6%	503	510	6%
Equity/Other	327	259	3%	324	353	4%

Total	$8,519	$7,464	100%	$9,135	$8,680	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2020, the Company held investments in three portfolio companies of which it is deemed to “control”. As of March 31, 2020, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ad) and (ae) to the unaudited consolidated schedule of investments as of March 31, 2020 in this quarterly report on Form 10-Q.

As of December 31, 2019, the Company held investments in two portfolio companies of which it is deemed to “control”. As of December 31, 2019, the Company held investments in ten portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ad) and (ae) to the consolidated schedule of investments as of December 31, 2019 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31,

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

2020, the Company had unfunded debt investments with aggregate unfunded commitments of $376.0, unfunded equity/other commitments of $245.1, and unfunded commitments of $371.9 of Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0 and unfunded commitments of $21.9 of Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2020 and audited consolidated schedule of investments as of December 31, 2019.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$52	1%	$182	2%
Capital Goods	961	13%	1,139	13%
Commercial & Professional Services	769	10%	861	10%
Consumer Durables & Apparel	351	5%	302	3%
Consumer Services	308	4%	548	6%
Credit Opportunities Partners, LLC	430	6%	510	6%
Diversified Financials	596	8%	402	5%
Energy	212	3%	328	4%
Food & Staples Retailing	201	3%	223	3%
Food, Beverage & Tobacco	120	1%	132	2%
Health Care Equipment & Services	727	10%	888	10%
Household & Personal Products	108	1%	1	0%
Insurance	232	3%	220	3%
Materials	134	2%	354	4%
Media & Entertainment	335	4%	409	5%
Pharmaceuticals, Biotechnology & Life Sciences	81	1%	187	2%
Real Estate	210	3%	122	1%
Retailing	349	4%	435	5%
Semiconductors & Semiconductor Equipment	—	—	3	0%
Software & Services	875	12%	874	10%
Technology Hardware & Equipment	138	2%	174	2%
Telecommunication Services	137	2%	154	2%
Transportation	138	2%	143	2%

Total	$7,464	100%	$8,591	100%

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2020, the Company and SCRS have funded approximately $575.0 to COP, of which $503.1 was from the Company.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

On May 15, 2017, Green Creek LLC, or Green Creek, then a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility with Goldman Sachs Bank, or Goldman Sachs, as lender, sole lead arranger and administrative agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral administrator and collateral agent. On December 19, 2019, the Company contributed all of its outstanding equity in Green Creek to COP. As a result, Green Creek became a wholly-owned special-purpose financing subsidiary of COP. Concurrently, Green Creek amended and restated its revolving credit facility, or the Green Creek Credit Facility.

The Green Creek Credit Facility provides for borrowings in U.S. dollars, and certain agreed upon foreign currencies, in an aggregate principal amount up to $500 on a committed basis. The end of the reinvestment period and the maturity date for the Green Creek Credit Facility are November 15, 2020 and December 15, 2020, respectively. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 2.50% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. During the reinvestment period, Green Creek is subject to unused fees in an amount equal to the sum of (i) 2.50% per annum on the average daily unborrowed portion of the facility amount up to 85% of the facility amount, or the Green Creek Minimum Utilization Amount, plus (ii) 0.50% per annum on the average daily unborrowed portion of the facility amount above the Green Creek Minimum Utilization Amount. Borrowings under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. As of March 31, 2020, total outstanding borrowings under the Green Creek Credit Facility were $400.

On March 11, 2020, Big Cedar Creek LLC, or Big Cedar Creek, a wholly-owned special-purpose financing subsidiary of COP, entered into a revolving credit facility, or the Big Cedar Creek Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, COP, as equityholder and servicer, and Wells Fargo, as collateral agent. The Big Cedar Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Big Cedar Creek Credit Facility are March 11, 2023 and March 11, 2025, respectively. Under the Big Cedar Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 1.85% to 2.55% per annum, and (ii) after the reinvestment period, 2.00% to 2.65% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Big Cedar Creek is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Big Cedar Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Big Cedar Creek, including its portfolio of assets. As of March 31, 2020, total outstanding borrowings under the Big Cedar Creek Credit Facility were $0.

During the three months ended March 31, 2020, the Company sold investments with a cost of $303.5 for proceeds of $252.6 to COP and recognized a net realized gain (loss) of $(50.9) in connection with the transactions. As of March 31, 2020, $252.6 of these sales to COP are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of March 31, 2020, COP had total investments with a fair value of $1,085.7. As of March 31, 2020, COP had no investments on non-accrual status.

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Total debt investments(1)	$1,115.8	$899.4
Weighted average current interest rate on debt investments(2)	10.4%	9.2%
Number of portfolio companies in COP	68	37
Largest investment in a single portfolio company(1)	$69.4	$69.3

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Credit Opportunities Partners, LLC Portfolio

As of March 31, 2020 (Unaudited) (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—136.4%
ABB CONCISE Optical Group LLC	(j)	Retailing	L+500	1.0%	6/15/23		$3.6	$2.8	$2.7
Alstom SA	(j)	Transportation	L+450	1.0%	8/29/21		6.2	4.5	4.4
Ammeraal Beltech Holding BV	(i)(j)	Capital Goods	E+375		7/30/25		€4.8	4.4	4.0
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.0%	6/15/25		$21.5	21.5	20.9
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	6/15/25		7.4	7.4	7.2
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.5%	6/15/25		£22.1	29.1	27.3
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.3	31.9	27.7
Brand Energy & Infrastructure Services Inc	(j)	Capital Goods	L+425	1.0%	6/21/24		$23.5	17.6	19.1
Cambium Learning Group Inc	(i)	Consumer Services	L+450		12/18/25		55.6	53.4	45.9
Conservice LLC	(e)(i)	Consumer Services	L+525		11/29/24		8.7	8.7	8.7
CSM Bakery Products	(i)(j)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20		7.7	7.2	6.4
Diamond Resorts International Inc	(i)	Consumer Services	L+375	1.0%	9/2/23		13.9	13.6	9.7
Distribution International Inc	(j)	Retailing	L+575	1.0%	12/15/23		14.1	11.4	11.4
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24		11.3	10.5	5.1
EaglePicher Technologies LLC	(j)	Capital Goods	L+325		3/8/25		-	-	-
EIF Van Hook Holdings LLC	(i)	Energy	L+525		9/5/24		7.1	6.8	5.1
Electronics For Imaging Inc	(i)	Technology Hardware & Equipment	L+500		7/23/26		15.4	14.5	12.9
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575	1.0%	9/30/25		2.5	2.5	2.3
Fox Head Inc	(e)(i)	Consumer Durables & Apparel	L+850	1.0%	12/19/20		20.3	20.1	18.9
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€51.4	55.9	53.3

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Jostens Inc	(j)	Consumer Services	L+550		12/19/25		$3.6	$2.7	$2.8
Laird PLC	(j)	Technology Hardware & Equipment	L+450		7/9/25		4.3	3.7	3.7
LBM Borrower LLC	(j)	Capital Goods	L+375	1.0%	8/20/22		8.4	7.1	7.5
LD Intermediate Holdings Inc	(j)	Software & Services	L+588	1.0%	12/9/22		31.1	25.6	26.7
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		44.2	44.2	42.5
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		22.4	22.4	21.6
MedAssets Inc	(j)	Health Care Equipment & Services	L+450	1.0%	10/20/22		5.7	4.8	4.8
MI Windows & Doors Inc	(j)	Capital Goods	L+550	1.0%	11/6/26		5.0	4.2	4.3
Monitronics International Inc	(i)(j)	Commercial & Professional Services	L+500	1.5%	7/3/24		33.5	29.6	25.6
NaviHealth Inc.	(j)	Health Care Equipment & Services	L+500		8/1/25		25.2	22.1	23.5
Ontic Engineering & Manufacturing Inc	(j)	Capital Goods	L+475		10/30/26		2.2	1.8	2.0
Onvoy LLC	(j)	Telecommunication Services	L+450	1.0%	2/10/24		0.2	0.1	0.1
Parts Town LLC	(e)(i)	Retailing	L+550	1.0%	10/15/25		24.9	24.8	23.6
Qdoba Restaurant Corp	(j)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.7	1.7
Sequa Corp	(i)(j)	Materials	L+500	1.0%	11/28/21		33.9	31.2	27.9
Smart & Final Stores LLC	(i)(j)	Food & Staples Retailing	L+675		6/20/25		25.4	23.9	22.5
Staples Canada	(e)(j)	Retailing	L+700	1.0%	9/12/24	C$	47.8	36.8	34.0
Sutherland Global Services Inc	(j)	Software & Services	L+538	1.0%	4/23/21		$25.2	19.9	18.8
Syncsort Inc	(j)	Software & Services	L+600	1.0%	8/16/24		10.7	8.6	8.6
Total Safety US Inc	(j)	Capital Goods	L+600	1.0%	8/16/25		8.0	6.5	6.6
Trace3 Inc	(e)(i)	Software & Services	L+675	1.0%	8/3/24		34.2	33.9	33.4
Transaction Services Group Ltd	(e)(i)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	35.2
WireCo WorldGroup Inc	(j)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien								721.5	670.5

Senior Secured Loans—Second Lien—56.4%
Access CIG LLC	(j)	Commercial & Professional Services	L+775		2/27/26		1.9	1.6	1.7

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Albany Molecular Research Inc	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	$0.9	$0.7	$0.7
American Bath Group LLC	(j)	Capital Goods	L+975	1.0%	9/30/24	10.0	9.0	9.0
Ammeraal Beltech Holding BV	(e)(i)	Capital Goods	L+800		7/27/26	52.3	50.5	48.6
BCA Marketplace PLC	(e)(i)	Retailing	L+825		11/7/27	£29.9	38.6	34.8
EaglePicher Technologies LLC	(j)	Capital Goods	L+725		3/8/26	$0.4	0.4	0.4
Electronics For Imaging Inc	(i)	Technology Hardware & Equipment	L+900		7/23/27	3.9	3.7	3.1
Emerald Performance Materials LLC	(j)	Materials	L+775	1.0%	8/1/22	5.7	4.7	4.7
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	7.5	5.7	5.9
LBM Borrower LLC	(i)(j)	Capital Goods	L+925	1.0%	8/20/23	14.9	14.4	13.6
Misys Ltd	(i)(j)	Software & Services	L+725	1.0%	6/13/25	12.5	10.6	9.6
New Arclin US Holding Corp	(j)	Materials	L+875	1.0%	2/14/25	0.3	0.2	0.2
OPE Inmar Acquisition Inc	(j)	Software & Services	L+800	1.0%	5/1/25	9.6	7.1	7.1
Paradigm Acquisition Corp	(j)	Health Care Equipment & Services	L+750		10/26/26	0.5	0.5	0.4
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	40.6	37.5
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.7	17.3
Sequa Corp	(i)(j)	Materials	L+900	1.0%	4/28/22	18.9	15.5	13.8
Transplace	(j)	Transportation	L+875	1.0%	10/6/25	3.3	2.5	2.5
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.3	69.4	66.4

Total Senior Secured Loans—Second Lien							293.4	277.3

Other Senior Secured Debt—3.2%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	15.0	15.3	12.8
Vivint Inc	(i)	Commercial & Professional Services	7.9%		12/1/22	3.0	3.0	2.8

Total Other Senior Secured Debt							18.3	15.6

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Subordinated Debt—9.8%
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(i)	Energy	10.0%		4/1/22	$26.0	$25.9	$14.1
Diamond Resorts International Inc	(i)	Consumer Services	10.8%		9/1/24	3.0	3.0	1.9
GFL Environmental Inc	(i)	Commercial & Professional Services	8.5%		5/1/27	5.3	5.8	5.4
LifePoint Hospitals Inc	(j)	Health Care Equipment & Services	9.8%		12/1/26	10.7	9.3	10.2
MultiPlan Inc	(j)	Health Care Equipment & Services	7.1%		6/1/24	7.1	5.7	6.2
Plastipak Holdings Inc	(j)	Materials	6.3%		10/15/25	1.0	0.7	0.9
Ply Gem Holdings Inc	(j)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
SRS Distribution Inc	(j)	Capital Goods	8.3%		7/1/26	5.7	4.4	5.2
Vivint Inc	(i)	Commercial & Professional Services	7.6%		9/1/23	5.0	4.4	3.9

Total Subordinated Debt							59.4	48.0

Asset Based Finance—5.1%
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	1.6	4.0
Pretium Partners LLC P1, Structured Mezzanine	(e)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.5
Pretium Partners LLC P2, Structured Mezzanine	(e)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.6	14.8	14.6

Total Asset Based Finance							23.2	25.1

Equity/Other—10.0%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(i)	Energy				13,556	3.6	2.7
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(h)(i)	Energy				115,178,571	30.5	23.2

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
SSC (Lux) Limited S.a r.l., Common Stock	(e)(h)(i)	Health Care Equipment & Services				261,364	$8.1	$7.9
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)(h)(i)	Software & Services				620,025	7.1	6.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				563,932	6.4	8.9
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	84,590	0.2	—

Total Equity/Other							55.9	49.2

TOTAL INVESTMENTS—220.9%							$1,171.7	$1,085.7

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.45% , the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.36)%, and the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.42%,. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

(f)	Not used.

(g)	Not used.

(h)	Security is non-income producing.

(i)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(j)	Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.9%
Ammeraal Beltech Holding BV		Capital Goods	E + 375		7/30/25		€1.5	$1.6	$1.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.5%	6/15/25		£22.2	29.2	29.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.3%	6/15/25		$29.0	29.0	29.0
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.3	31.9	32.7
ATX Networks Corp.		Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		$25.9	24.4	24.3
Conservice LLC	(e)	Consumer Services	L+525		11/29/24		8.7	8.8	8.8
CSM Bakery Products		Food, Beverage & Tobacco	L+400	1.0%	7/3/20		5.0	5.2	4.8
Diamond Resorts International Inc		Consumer Services	L+375	1.0%	9/2/23		13.9	13.7	13.7
Eagleclaw Midstream Ventures LLC		Energy	L+425	1.0%	6/24/24		11.3	10.4	10.5
EIF Van Hook Holdings LLC		Energy	L+525		9/5/24		7.1	6.8	6.8
Electronics For Imaging Inc		Technology Hardware & Equipment	L+500		7/23/26		15.5	14.4	14.4
Entertainment Benefits Group LLC	(e)	Media & Entertainment	L+575	1.0%	9/30/25		$2.5	$2.5	$2.5
Fox Head Inc	(e)	Consumer Durables & Apparel	L+850	1.0%	12/19/20		20.4	20.1	20.1
Industria Chimica Emiliana Srl	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€51.4	55.9	56.2
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/6/25		$66.6	66.6	66.6
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		17.7	17.7	17.7
Parts Town LLC	(e)	Retailing	L+550	1.0%	10/15/25		25.0	24.9	24.9
Sequa Corp		Materials	L+500	1.0%	11/28/21		17.8	17.9	17.9
Smart & Final Stores LLC		Food & Staples Retailing	L+675		6/20/25		17.7	17.1	17.1
Staples Canada	(e)	Retailing	L+700	1.0%	9/12/24	C$	49.0	37.8	38.7
Trace3 Inc	(e)	Software & Services	L+675	1.0%	8/3/24		$34.3	34.0	34.0
Transaction Services Group Ltd	(e)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	43.0
Vertiv Group Corp		Technology Hardware & Equipment	L+400	1.0%	11/30/23		$13.7	13.7	13.7

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Vivint Inc		Commercial & Professional Services	L+500		4/1/24	$18.4	$18.3	$18.4

Total Senior Secured Loans—First Lien							543.9	547.0

Senior Secured Loans—Second Lien—41.8%
Ammeraal Beltech Holding BV	(e)	Capital Goods	L+800		7/27/26	52.3	50.5	50.5
BCA Marketplace PLC	(e)	Retailing	L+825		9/24/27	£29.9	38.6	39.2
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27	$3.9	3.7	3.7
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23	10.0	9.9	9.9
Misys Ltd		Software & Services	L+725	1.0%	6/13/25	4.7	4.6	4.6
Pure Fishing Inc	(e)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	40.4	40.4
Rise Baking Company	(e)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.7	17.7
Sequa Corp		Materials	L+900	1.0%	4/28/22	7.5	7.4	7.4
Wittur Holding GmbH	(e)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.3	69.3	70.0

Total Senior Secured Loans—Second Lien							242.1	243.4

Other Senior Secured Debt—4.1%
Velvet Energy Ltd	(e)	Energy	9.0%		10/5/23	$15.0	$15.3	$15.3
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	3.9	3.9	4.0
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	5.0	4.4	4.7

Total Other Senior Secured Debt							23.6	24.0

Subordinated Debt—11.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp		Energy	10.0%		4/1/22	26.0	25.8	26.0
Diamond Resorts International Inc		Consumer Services	10.8%		9/1/24	3.0	3.0	3.2
GFL Environmental Inc		Commercial & Professional Services	8.5%		5/1/27	8.8	9.7	9.7
Vertiv Group Corp.		Technology Hardware & Equipment	9.3%		10/15/24	16.6	17.8	17.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	$7.8	$7.5	$7.8

Total Subordinated Debt							63.8	64.5

Asset Based Finance—4.4%
NewStar Clarendon 2014-1A Class D	(e)	Diversified Financials			1/25/27	$12.1	4.9	4.8
Pretium Partners LLC P1, Structured Mezzanine	(e)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.8
Pretium Partners LLC P2, Structured Mezzanine	(e)	Real Estate	2.0%, 7.5%PIK (7.5% Max PIK)		5/29/25	$14.1	14.3	14.3

Total Asset Based Finance							26.0	25.9

Equity/Other—9.6%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)	Energy				13,556	3.6	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)	Energy				115,178,571	30.5	30.5
ATX Networks Corp, Common Stock	(e)	Technology Hardware & Equipment				72,635	0.1	0.1
SSC (Lux) Limited S.a r.l., Common Stock	(e)	Health Care Equipment & Services				261,364	8.1	8.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)	Software & Services				620,025	7.1	7.1
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)	Software & Services				563,932	6.4	6.4
Zeta Interactive Holdings Corp, Warrant	(e)	Software & Services			4/20/27	84,590	0.2	0.2

Total Equity/Other							56.0	56.0

TOTAL INVESTMENTS—164.9%							955.4	960.8

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

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

Below is selected balance sheet information for COP as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Selected Balance Sheet Information
Investments at fair value	$1,085.7	$960.8
Cash and other assets	79.8	98.7

Total assets	1,165.5	1,059.5

Debt	400.0	475.0
Other liabilities	273.9	1.7

Total liabilities	673.9	476.7

Member’s equity	$491.6	$582.8

Below is selected statement of operations information for COP for the three months ended March 31, 2020:

March 31, 2020
Selected Statement of Operations Information
Total investment income	$22.3
Expenses
Interest expense	5.3
Administrative services	0.7
Custody and administrative fees	—
Other	0.1

Total expenses	6.1

Net investment income	16.2
Net realized and unrealized losses	(92.4)

Net increase in net assets resulting from operations	$(76.2)

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2020 and December 31, 2019:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2020 (Unaudited)	December 31, 2019
Interest rate swaps	Unrealized appreciation on interest rate swaps	$—	$—
Interest rate swaps	Unrealized depreciation on interest rate swaps	(59)	(29)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	1	—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	—	(1)

Total		$(58)	$(30)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2020 and 2019 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2020	2019
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(2)	$—
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	0	—

Total		$(2)	$—

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2020	2019
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(30)	$(4)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2	—

Total		$(28)	$(4)

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2020 and December 31, 2019:

As of March 31, 2020 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	1	(1)	—	—	0

Total	$1	$(1)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(27)	$—	$—	$(27)	$—
ING Capital Markets	(32)	1	—	(31)	—

Total	$(59)	$1	$—	$(58)	$—

As of December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	0	—	—	—	0

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(14)	$—	$—	$14	$—
ING Capital Markets	(16)	—	—	15	(1)

Total	$(30)	$—	$—	$29	$(1)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

The average notional balance for interest rate swaps during the three months ended March 31, 2020 and March 31, 2019 was $900 and $340, respectively.

As of March 31, 2020 and December 31, 2019, the Company’s open interest rate swaps were as follows:

As of March 31, 2020 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(18)	$(18)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(9)	(9)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(22)	(22)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(10)	(10)

					$—	$(59)	$(59)

As of December 31, 2019
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(9)	$(9)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(8)	(8)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(7)	(7)

					$—	$(29)	$(29)

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The average notional balance for foreign currency forward contracts during the three months ended March 31, 2020 and March 31, 2019 was $15 and $0, respectively.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of March 31, 2020 and December 31, 2019, the Company’s open foreign currency forward contracts were as follows:

As of March 31, 2020 (Unaudited)
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2020	Unrealized Appreciation (Depreciation)
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	$4.6	$4.2	$0.4
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.2	0.1
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.4	0.1
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—

Total					$11.5	$10.9	$0.6

As of December 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	4.8 Sold	$3.3	3.4	(0.1)
AUD	1/14/2020	ING Capital LLC	A$	1.9 Sold	1.3	1.3	—
AUD	1/14/2020	ING Capital LLC	A$	0.3 Sold	0.2	0.2	—
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	4.6	4.8	(0.2)
CAD	1/14/2020	JP Morgan Chase Bank	C$	5.7 Sold	4.3	4.4	(0.1)
CAD	1/14/2020	ING Capital LLC	C$	1.5 Sold	1.2	1.2	—
CAD	1/14/2020	ING Capital LLC	C$	3.9 Sold	3.0	3.0	—
EUR	1/14/2020	ING Capital LLC	€	1.0 Sold	1.1	1.1	—
EUR	1/14/2020	ING Capital LLC	€	0.8 Sold	0.9	0.9	—
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.3	—
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—
GBP	1/14/2020	ING Capital LLC	£	2.9 Sold	3.6	3.9	(0.3)
GBP	1/14/2020	ING Capital LLC	£	3.3 Sold	4.1	4.4	(0.3)
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.5	—

Total					$34.5	$35.5	$(1.0)

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

As of March 31, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2020 (Unaudited)		December 31, 2019
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$7	$—
Level 2—Significant other observable inputs	796	—	1,594	—
Level 3—Significant unobservable inputs	6,238	(1)	6,480	(4)
Investments measured at net asset value(1)	430	—	510	—

Total	$7,464	$(1)	$8,591	$(4)

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

As of March 31, 2020 and December 31, 2019, the Company’s interest rate swaps were categorized as follows in the fair value hierarchy:

	March 31, 2020 (Unaudited)		December 31, 2019
Valuation Inputs	Assets	Liability	Asset	Liability
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	(59)	—	(29)
Level 3—Significant unobservable inputs	—	—	—	—

Total	$—	$(59)	$—	$(29)

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

The following is a reconciliation for the three months ended March 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,905	$570	$95	$80	$485	$345	$6,480
Accretion of discount (amortization of premium)	2	0	0	0	0	0	2
Net realized gain (loss)	(189)	0	—	—	1	6	(182)
Net change in unrealized appreciation (depreciation)	(101)	(58)	(28)	(8)	(35)	(98)	(328)
Purchases	1,007	13	—	55	146	18	1,239
Paid-in-kind interest	1	0	3	2	8	3	17
Sales and repayments	(930)	0	—	(27)	(18)	(15)	(990)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$4,695	$525	$70	$102	$587	$259	$6,238

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(219)	$(53)	$(28)	$(3)	$(25)	$(84)	$(412)

	For the Three Months Ended March 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,828	$212	$95	$6	$46	$265	$3,452
Accretion of discount (amortization of premium)	1	0	0	0	0	0	1
Net realized gain (loss)	(2)	—	—	—	0	(10)	(12)
Net change in unrealized appreciation (depreciation)	(9)	(1)	(3)	1	0	23	11
Purchases	291	65	1	33	—	4	394
Paid-in-kind interest	1	0	1	—	1	2	5
Sales and repayments	(87)	—	—	—	(1)	—	(88)
Net transfers in or out of Level 3	2	—	—	—	—	—	2

Fair value at end of period	$3,025	$276	$94	$40	$46	$284	$3,765

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$0	$14	$(3)	$(9)	$(1)	$0	$1

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2020 and December 31, 2019 were as follows:

Type of Investment	Fair Value at March 31, 2020 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,552	Discounted Cash Flow	Discount Rate	6.7% - 23.2% (9.3%)	Decrease
	573	Waterfall	EBITDA Multiple	0.1x - 12.5x (6.9x)	Increase
	165	Other
Subordinated Debt	102	Discounted Cash Flow	Discount Rate	10.6% - 17.5% (12.6%)	Decrease
	0	Waterfall	EBITDA Multiple	9.3x - 9.3x (9.3x)	Increase
Asset Based Finance	312	Waterfall	EBITDA Multiple	1.0x - 9.5x (2.3x)	Increase
	181	Discounted Cash Flow	Discount Rate	7.0% - 15.6% (10.1%)	Decrease
	54	Cost
	37	Other
	3	Indicative Dealer Quotes		33.0% - 33.0% (33.0%)	Increase
Equity/Other	227	Waterfall	EBITDA Multiple	2.8x - 11.5x (7.1x)	Increase
	27	Option Pricing Model	Equity Illiquidity Discount	50.0% - 60.0% (59.8%)	Decrease
	3	Discounted Cash Flow	Discount Rate	16.7% - 16.7% (16.7%)	Decrease
	2	Other

Total	$6,238

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)

For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0—100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

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

Note 9. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2020 are discussed below.

	As of March 31, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate(1)	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+2.00% - 2.25%(3)	$837	(4)	$928	November 7, 2024
Germantown Credit Facility(2)	Term Loan Credit Facility	L+2.50%	300		—	December 15, 2020
Darby Creek Credit Facility(2)	Revolving Credit Facility	L+1.95%	220		30	February 26, 2024
Dunlap Credit Facility(2)	Revolving Credit Facility	L+2.00%	400		100	February 26, 2024
Jefferson Square Credit Facility(2)	Revolving Credit Facility	L+2.50%	320		80	July 15, 2022
Juniata River Credit Facility(2)	Revolving Credit Facility	L+2.45%	720		130	October 11, 2021
Burholme Prime Brokerage Facility(2)	Prime Brokerage Facility	L+1.25%	67		33	September 26, 2020(6)
Broomall Prime Brokerage Facility(2)	Prime Brokerage Facility	L+1.25%	12		38	December 26, 2020(7)
Ambler Credit Facility(2)	Revolving Credit Facility	L+2.25%	123		77	November 22, 2024
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	L+2.25%	160		140	November 22, 2024
4.250% Notes due 2025(8)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			$3,634		$1,556

Center City Total Return Swap	Total Return Swap	L+1.55%	$—		$—	N/A(9)
Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$—		$—	N/A(10)

	As of December 31, 2019
Arrangement(2)	Type of Arrangement	Rate(1)	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% - 2.25%(3)	$1,516	(5)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L+2.50%	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L+2.00%	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L+2.50%	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L+2.45%	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	100		—	June 27, 2020(6)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	38		12	September 26, 2020(7)
Ambler Credit Facility	Revolving Credit Facility	L+2.25%	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L+2.25%	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L+1.55%	$—		$—	N/A(9)
Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$94		$81	N/A(10)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €231 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $148 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.71 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $245 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.61 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £183 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.25 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars.

(5)

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

(6)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of March 31, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	The Broomall Prime Brokerage Facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2020, neither party had provided notice of its intent to terminate the facility.

(8)	As of March 31, 2020, the fair value of the 4.250% notes was approximately $366. The valuation is considered a Level 2 valuation within the fair value hierarchy.

(9)

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

(10)

Cheltenham Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past February 19, 2020 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three months ended March 31, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$7	$0	$7
Germantown Credit Facility	3	—	3	—	—	—
Cooper River Credit Facility	—	—	—	2	0	2
Darby Creek Credit Facility	2	0	2	2	0	2
Dunlap Credit Facility	4	—	4	—	—	—
Jefferson Square Credit Facility	4	—	4	—	—	—
Juniata River Credit Facility	8	1	9	12	1	13
Senior Secured Revolving Credit Facility	11	0	11	6	0	6
Burholme Prime Brokerage Facility	1	—	1	—	—	—
Broomall Prime Brokerage Facility	0	—	—	—	—	—
Ambler Credit Facility	1	0	1	—	—	—
Meadowbrook Run Credit Facility	2	0	2	—	—	—
4.250% Notes due 2025	3	0	3	—	—	—

Total	$39	$1	$40	$29	$1	$30

(1)

Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $4,035 and 3.92%, respectively. As of March 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.94%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2019 were $2,154 and 5.31%, respectively. As of March 31, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.29%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2020 and December 31, 2019.

Senior Secured Revolving Credit Facility

On March 3, 2020, the Company entered into a Commitment Increase Agreement in connection with its senior secured revolving credit facility, or as amended and restated, the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp., as an additional borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto, which, among other things, increased the total facility amount from $3,890 to $3,980 and increased the sublimit of the total facility amount available for the Company to borrow from $1,675 to $1,765.

4.250% Notes due 2025

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

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the indenture governing the Unsecured Notes.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture governing the Unsecured Notes, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

Center City Funding Total Return Swap

Counterparty	Description	Termination Date	Value as of March 31, 2020
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Prior to September 30, 2019 Citibank and Center City Funding mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.	$1

On June 26, 2014, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended.

As of March 31, 2020, the fair value of the TRS was $1 which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of March 31, 2020, the payable due on the TRS was $0 which is reflected within other accrued expenses and liabilities on the Company’s consolidated balance sheets. As of March 31, 2020, all assets held within the TRS were sold.

As of March 31, 2020, the Company posted $1 in cash collateral held by Citibank (of which only $0 and was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of March 31, 2020.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three months ended March 31, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $(1) and net change unrealized appreciation (depreciation) on total return swap of $0 which are reflected in the Company’s consolidated statements of operations.

Cheltenham Funding Total Return Swap

Counterparty	Description	Termination Date	Value as of March 31, 2020
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Prior to February 1, 2020 Citibank and Cheltenham Funding mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Cheltenham Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.	$(2)

On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended.

As of March 31, 2020, the fair value of the TRS was $(2) which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of March 31, 2020, the payable due on the TRS was $1 which is reflected within other accrued expenses and liabilities on the Company’s consolidated balance sheets. As of March 31, 2020, all assets held within the TRS were sold.

As of March 31, 2020, the Company posted $4 in cash collateral held by Citibank (of which only $4 and was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of March 31, 2020.

For the three months ended March 31, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $(1) and net change unrealized appreciation (depreciation) on total return swap of $3 which are reflected in the Company’s consolidated statements of operations.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2020, the Company’s unfunded commitments consisted of the following:

Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$16.2
All Systems Holding LLC	3.0
Apex Group Limited	2.2
Aspect Software Inc	1.9
Bellatrix Exploration Ltd	0.8
Conservice LLC	2.9
Conservice LLC	2.3
CSafe Global	13.2
Eagle Family Foods Inc	5.2
Entertainment Benefits Group LLC	0.9
Greystone Equity Member Corp	2.5
Heniff Transportation Systems LLC	5.6
HM Dunn Co Inc	1.5
Industria Chimica Emiliana Srl	14.8
J S Held LLC	13.5
J S Held LLC	3.3
Kellermeyer Bergensons Services LLC	40.6
Kodiak BP LLC	10.7
Lexitas Inc	4.3
Lexitas Inc	2.9
Monitronics International Inc	39.3
Motion Recruitment Partners LLC	34.6
P2 Energy Solutions Inc	5.4
Pretium Packaging LLC	22.4
RSC Insurance Brokerage Inc	19.1
RSC Insurance Brokerage Inc	3.6
SMART Global Holdings Inc	0.1
Sungard Availability Services Capital Inc	2.3
Truck-Lite Co LLC	4.8
Truck-Lite Co LLC	18.6
Zeta Interactive Holdings Corp	4.4
Subordinated Debt
Opendoor Labs Inc	53.6
Asset Based Finance
Home Partners JV, Structured Mezzanine	19.5

Total	$376.0

Unfunded Asset Based Finance / Other commitments	$245.1

(1)	May be commitments to one or more entities affiliated with the named company.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

As of March 31, 2020, the Company’s debt commitments are comprised of $96.2 revolving credit facilities and $279.8 of delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(9.4). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of March 31, 2020, the Company also has an unfunded commitment to provide $371.9 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2020 and December 31, 2019.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three Months Ended March 31, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$7.36	$7.86
Results of operations(2)
Net investment income	0.14	0.70
Net realized gain (loss) and unrealized appreciation (depreciation)	(1.18)	(0.42)

Net increase (decrease) in net assets resulting from operations	(1.04)	0.28

Stockholder distributions(3)
Distributions from net investment income	(0.15)	(0.75)

Net decrease in net assets resulting from stockholder distributions	(0.15)	(0.75)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Deduction of deferred costs(6)	—	(0.03)

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.03)

Net asset value, end of period	$6.17	$7.36

Shares outstanding, end of period	678,379,301	678,379,301

Total return(7)	(14.13)%	2.96%

Total return (without assuming reinvestment of distributions)(7)	(14.13)%	3.18%

Ratio/Supplemental Data:
Net assets, end of period	$4,186	$4,996

Ratio of net investment income to average net assets(8)	7.58%	9.07%
Ratio of operating expenses and excise taxes to average net assets(8)	8.31%	8.46%
Ratio of net operating expenses and excise taxes to average net assets(8)	8.31%	8.46%
Portfolio turnover(9)	15.67%	53.43%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,636	$3,809
Asset coverage per unit(10)	2.15	2.31

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

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

(7)

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

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2020 are annualized. Annualized ratios for the three months ended March 31, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Three Months Ended March 31, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of subordinated income incentive fees to average net assets	1.87%	1.11%
Ratio of interest expense to average net assets	3.26%	4.04%
Ratio of excise taxes to average net assets	—	0.04%

(9)	Portfolio turnover for the three months ended March 31, 2020 is not annualized.

(10)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events

On May 5, 2020, the Company entered into that certain Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, or the Amendment, to the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto to, among other things, (i) reset the minimum shareholders’ equity test at $2,720.9 plus 37.5% of net equity proceeds after April 15, 2021, (ii) remove the 0.9091 multiplier previously applicable to its borrowing base, and (iii) reduce its asset coverage ratio test (for so long as it remains a borrower that has not yet listed on a nationally recognized securities exchange in the United States) from a minimum of 200% to a minimum of 175%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in millions, except share and per share amounts)

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS KKR Capital Corp. II and the “Advisor” refers to FS/KKR Advisor, LLC.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics; and

•	future changes in laws or regulations and conditions in our operating areas.

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

We are externally managed by the Advisor pursuant to an investment advisory agreement, or the investment advisory agreement, and supervised by our board of directors, a majority of whom are independent.

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

We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Company’s investment adviser, sub-adviser or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. These direct originations include investments originated by our former investment adviser, our former investment sub-adviser or their affiliates.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain-asset based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of, an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve.

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

We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor in performing services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

COVID-19 has already had adverse effects on our investment income and we expect that such adverse effects will continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of our portfolio companies.

Portfolio Investment Activity for the Three Months Ended March 31, 2020 and for the Year Ended December 31, 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2020 and the year ended December 31, 2019:

Net Investment Activity	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Purchases	$1,317	$6,858
Sales and Repayments	(1,643)	(2,540)

Net Portfolio Activity	$(326)	$4,318

	For the Three Months Ended March 31, 2020		For the Year Ended December 31, 2019
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,080	82%	$4,459	65%
Senior Secured Loans—Second Lien	36	3%	765	11%
Other Senior Secured Debt	—	—	140	2%
Subordinated Debt	56	4%	386	6%
Asset Based Finance	145	11%	482	7%
Credit Opportunities Partners, LLC	—	—	503	7%
Equity/Other	0	0%	123	2%

Total	$1,317	100%	$6,858	100%

(1)	Purchases and new investments for the year ended December 31, 2019 include investments acquired at fair value of $4,425 in connection with the Mergers.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,606	$5,116	69%	$6,017	$5,717	67%
Senior Secured Loans—Second Lien	914	693	9%	941	809	9%
Other Senior Secured Debt	210	150	2%	243	228	3%
Subordinated Debt	288	229	3%	479	489	5%
Asset Based Finance	671	587	8%	535	485	6%
Credit Opportunities Partners, LLC	503	430	6%	503	510	6%
Equity/Other	327	259	3%	323	353	4%

Total	$8,519	$7,464	100%	$9,041	$8,591	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,606	$5,116	69%	$6,090	$5,788	67%
Senior Secured Loans—Second Lien	914	693	9%	961	827	10%
Other Senior Secured Debt	210	150	2%	243	228	3%
Subordinated Debt	288	229	3%	479	489	5%
Credit Opportunities Partners, LLC	671	587	8%	535	485	5%
Asset Based Finance	503	430	6%	503	510	6%
Equity/Other	327	259	3%	324	353	4%

Total	$8,519	$7,464	100%	$9,135	$8,680	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Number of Portfolio Companies	179	213
% Variable Rate Debt Investments (based on fair value)(1)(2)	71.5%	72.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	12.0%	14.7%
% Other Income Producing Investments (based on fair value)(3)	7.0%	6.9%
% Non-Income Producing Investments (based on fair value)(2)	3.8%	3.4%
% of Investments on Non-Accrual (based on fair value)	5.7%	2.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.9%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	7.3%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the three months ended March 31, 2020, our total return was (14.13)% and our total return without assuming reinvestment of distributions was (14.13)%. For the year ended December 31, 2019, our total return was 2.96% and our total return without assuming reinvestment of distributions was 3.18%. See footnote 7 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on net asset value without assuming reinvestment of distributions.

Direct Originations

The following table presents certain selected information regarding our direct originations as of March 31, 2020 and December 31, 2019:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2020	December 31, 2019
Number of Portfolio Companies	113	110
% of Investments on Non-Accrual (based on fair value)	5.2%	2.5%
Total Cost of Direct Originations	$7,227	$7,161
Total Fair Value of Direct Originations	$6,433	$6,713
% of Total Investments, at Fair Value	86.2%	78.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.6%	9.3%
Weighted Average Annual Yield on All Debt Investments(2)	7.0%	8.5%

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$52	1%	$182	2%
Capital Goods	961	13%	1,139	13%
Commercial & Professional Services	769	10%	861	10%
Consumer Durables & Apparel	351	5%	302	3%
Consumer Services	308	4%	548	6%
Credit Opportunities Partners, LLC	430	6%	510	6%
Diversified Financials	596	8%	402	5%
Energy	212	3%	328	4%
Food & Staples Retailing	201	3%	223	3%
Food, Beverage & Tobacco	120	1%	132	2%
Health Care Equipment & Services	727	10%	888	10%
Household & Personal Products	108	1%	1	0%
Insurance	232	3%	220	3%
Materials	134	2%	354	4%
Media & Entertainment	335	4%	409	5%
Pharmaceuticals, Biotechnology & Life Sciences	81	1%	187	2%
Real Estate	210	3%	122	1%
Retailing	349	4%	435	5%
Semiconductors & Semiconductor Equipment	—	—	3	0%
Software & Services	875	12%	874	10%
Technology Hardware & Equipment	138	2%	174	2%
Telecommunication Services	137	2%	154	2%
Transportation	138	2%	143	2%

Total	$7,464	100%	$8,591	100%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,357	58%	$5,299	62%
2	1,884	25%	2,624	30%
3	797	11%	356	4%
4	426	6%	312	4%

Total	$7,464	100%	$8,591	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

Our investment income for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$151	77%	$108	90%
Paid-in-kind interest income	14	7%	5	4%
Fee income	15	8%	7	6%
Dividend income	15	8%	0	0%

Total investment income(1)	$195	100%	$120	100%

(1)

For the three months ended March 31, 2020 and 2019, such revenues represent $172 and $113, respectively, of cash income earned as well as $23 and $7, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 can primarily be attributed to the increase in assets resulting from the Mergers.

The increase in dividend income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to dividends paid in respect to our investment in Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Management fees	$33	$18
Subordinated income incentive fees	23	11
Administrative services expenses	2	1
Stock transfer agent fees	1	1
Accounting and administrative fees	1	0
Interest expense	40	30
Other	2	1

Total operating expenses	$102	$62

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Ratio of operating expenses to average net assets	2.08%	2.41%
Ratio of incentive fees and interest expense to average net assets(1)	1.28%	1.59%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.80%	0.82%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $93 ($0.14 per share) and $58 ($0.18 per share) for the three months ended March 31, 2020 and 2019, respectively. The increase in net investment income for the three months ended March 31, 2020 can be attributed to the increase in interest income discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Net realized gain (loss) on investments(1)	$(217)	$(19)
Net realized gain (loss) on total return swap	(2)	—
Net realized gain (loss) on foreign currency forward contracts	0	—
Net realized gain (loss) on interest rate swaps	(2)	—
Net realized gain (loss) on foreign currency	1	0

Total net realized gain (loss)	$(220)	$(19)

(1)	We sold investments and received principal repayments, respectively, of $953 and $760 during the three months ended March 31, 2020 and $115 and $88 during the three months ended March 31, 2019.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$(605)	$37
Net change in unrealized appreciation (depreciation) on total return swap	3	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(30)	(4)
Net change in unrealized gain (loss) on foreign currency	49	(1)

Total net change in unrealized appreciation (depreciation)	$(581)	$32

During the three months ended March 31, 2020, the net change in unrealized appreciation (depreciation) was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2020, the net decrease in net assets resulting from operations was $(708) ($(1.04) per share) compared to a net increase in net assets resulting from operations of $71 ($0.22 per share) during the three months ended March 31, 2019.

This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2020, we had $232 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $1,556 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2020, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2020, we had unfunded debt investments with aggregate unfunded commitments of $376.0, unfunded equity/other commitments of $245.1, and unfunded commitments of $371.9 of Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. The minimum asset coverage requirement applicable to BDCs under the 1940 Act, however, is currently 150% provided that certain disclosure, approval and other requirements are met. We are currently seeking a vote from our stockholders to reduce the asset coverage ratio applicable to us to 150%, but we do not plan to hold a stockholder vote on the proposal until after our common stock is listed on a national securities exchange, or a Listing. We have announced our intention to list our common stock on the New York Stock Exchange during the first half of 2020, which we continue to evaluate, subject to market conditions and board approval. See “—Financing Arrangements.”

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

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2020:

Arrangement(1)	Type of Arrangement	Rate(1)	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+2.00% - 2.25%(3)	$837	(4)	$928	November 7, 2024
Germantown Credit Facility(2)	Term Loan Credit Facility	L + 2.50%	300		—	December 15, 2020
Darby Creek Credit Facility(2)	Revolving Credit Facility	L + 1.95%	220		30	February 26, 2024
Dunlap Credit Facility(2)	Revolving Credit Facility	L + 2.00%	400		100	February 26, 2024
Jefferson Square Credit Facility(2)	Revolving Credit Facility	L + 2.50%	320		80	July 15, 2022
Juniata River Credit Facility(2)	Revolving Credit Facility	L + 2.45%	720		130	October 11, 2021
Burholme Prime Brokerage Facility(2)	Prime Brokerage Facility	L + 1.25%	67		33	September 26, 2020(5)
Broomall Prime Brokerage Facility(2)	Prime Brokerage Facility	L + 1.25%	12		38	December 26, 2020(6)
Ambler Credit Facility(2)	Revolving Credit Facility	L + 2.25%	123		77	November 22, 2024
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	L + 2.25%	160		140	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			3,634		1,556

Center City Total Return Swap	Total Return Swap	L + 1.55%	$—		$—	N/A(8)
Cheltenham Total Return Swap	Total Return Swap	L + 1.60%	$—		$—	N/A(9)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €231 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $148 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.71 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $245 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.61 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £183 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.25 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars.

(5)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of March 31, 2020, neither party had provided notice of its intent to terminate the facility.

(6)	The Broomall Prime Brokerage Facility generally is terminable upon 270 days’ notice by either party. As of March 31, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	As of March 31, 2020, the fair value of the 4.250% notes was approximately $366. The valuation is considered a Level 2 valuation within the fair value hierarchy.

(8)

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

(9)

Cheltenham Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past February 19, 2020 nor terminated the TRS on that date. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Center City Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2020 or 2019 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2019
March 31, 2019	$0.1885	$61

Total	$0.1885	$61

Fiscal 2020
March 31, 2020	$0.1500	$102

Total	$0.1500	$102

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments

On May 5, 2020, the Company entered into the Amendment. For additional discussion of the Amendment, see Note 12 to our unaudited consolidated financial statements included herein.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2020 and 2019.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2020 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(2)	November 7, 2024	$837	—	—	$837	—
Germantown Credit Facility(3)	December 15, 2020	$300	$300	—	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$220	—	—	$220	—
Dunlap Credit Facility(5)	February 26, 2024	$400	—	—	$400	—
Jefferson Square Credit Facility(6)	July 15, 2022	$320	—	$320	—	—
Juniata River Credit Facility(7)	October 11, 2021	$720	—	$720	—	—
Burholme Prime Brokerage Facility(8)	September 26, 2020	$67	$67	—	—	—
Broomall Prime Brokerage Facility(9)	December 26, 2020	$12	$12	—	—	—
Ambler Credit Facility(10)	November 22, 2024	$123	—	—	$123	—
Meadowbrook Run Credit Facility(11)	November 22, 2024	$160	—	—	$160	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)

At March 31, 2020, $928 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €231 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.10 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $148 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.71 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $245 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.61 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £183 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.25 as of March 31, 2020 to reflect total amount outstanding in U.S. dollars.

(3)	At March 31, 2020, no amounts remained unused under the financing arrangement.

(4)	At March 31, 2020, $30 remained unused under the Darby Creek Credit Facility.

(5)	At March 31, 2020, $100 remained unused under the Dunlap Credit Facility.

(6)	At March 31, 2020, $80 remained unused under the Jefferson Square Credit Facility.

(7)	At March 31, 2020, $130 remained unused under the Juniata River Credit Facility.

(8)	At March 31, 2020, $33 remained unused under the Burholme Prime Brokerage Facility.

(9)	At March 31, 2020, $38 remained unused under the Broomall Prime Brokerage Facility.

(10)	At March 31, 2020, $77 remained unused under the Ambler Credit Facility.

(11)	At March 31, 2020, $140 remained unused under the Meadowbrook Run Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 71.5% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 12.0% were debt investments paying fixed interest rates, while 7.0% were other income producing investments, 3.8% consisted of non-income producing investments and the remaining 5.7% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2020, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(27)	$(31)	$4	0.9%
No change	—	—	—	—
Up 100 basis points	$54	$31	$23	5.1%
Up 300 basis points	$166	$92	$74	16.1%
Up 500 basis points	$280	$153	$127	27.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of

March 31, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2020					Hedges As of March 31, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	152.6	$105.0	$90.0	$9.0	A$	6.8	$4.6
British Pound Sterling		£138.7	178.9	165.5	16.6		£0.4	0.5
Canadian Dollars	C$	118.9	89.4	77.5	7.8	C$	—	—
Euros		€135.8	136.6	129.9	13.0		€5.7	6.4

Total			$509.9	$462.9	$46.4			$11.5

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2020, the net contractual amount of our foreign currency forward contracts totaled $11.5, all of which related to the hedging of our foreign currency denominated debt investments. As of March 31, 2020, we had outstanding borrowings denominated in foreign currencies of €231, CAD $148, £183 and A$245 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K other than the risks described below.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has resulted in the following in many affected jurisdictions, including the United States: (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, (ii) increased defaults by borrowers, (iii) volatility in credit markets and (iv) rapidly evolving action by government officials to address the economic and market problems. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.

As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

As announced, our next quarterly distribution to stockholders has been reduced to $0.15 per share. Our ability to pay reduced distributions, to resume paying distributions consistent with our historical range or to continue to pay our distribution fully in cash rather than shares of common stock might be adversely affected by the impact of one or more of the risk factors described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K, including the COVID-19 pandemic described above. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 13, 2017.)

3.5	Amendment No. 1 to the Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.3	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.15*	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. and JPMorgan Chase Bank, N.A., as administrative agent.

10.16	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2020.)

10.17	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.18	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.19	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.24	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.25	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.26	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.27	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.28	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.29	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.30	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.31	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.32	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.33	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.34	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.35	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.36	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.37	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.38	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.39	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.40	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.41	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.42	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.43	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.44	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.45	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.46	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.47	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.48	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.49*	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and the Company, as servicer.

10.50	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.51	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.52	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.53	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.54	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2020.

FS KKR CAPITAL CORP. II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)