Form 10-Q
period 2020-06-30
FS KKR Capital Corp. II
filed 2020-08-10
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	FSKR	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The issuer had 171,868,464,shares of common stock outstanding as of August 7, 2020.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$7,087 and $8,004 respectively)	$6,299	$7,670
Non-controlled/affiliated investments (amortized cost—$428 and $478, respectively)	296	356
Controlled/affiliated investments (amortized cost—$700 and $559, respectively)	686	565

Total investments, at fair value (amortized cost—$8,215 and $9,041, respectively)	7,281	8,591
Cash	289	163
Foreign currency, at fair value (cost—$6 and $4, respectively)	6	4
Collateral held at broker for open interest rate swap contracts	59	44
Due from counterparty	2	45
Receivable for investments sold and repaid	13	23
Income receivable	92	84
Deferred financing costs	13	12
Prepaid expenses and other assets	3	4

Total assets	$7,758	$8,970

Liabilities
Payable for investments purchased	$42	$37
Debt (net of deferred financing costs of $0 and $0, respectively)(1)	3,382	3,809
Stockholder distributions payable	—	—
Management fees payable	29	35
Subordinated income incentive fees payable(2)	19	11
Administrative services expense payable	2	3
Interest payable	27	30
Unrealized depreciation on foreign currency forward contracts	—	1
Unrealized depreciation on total return swap	2	4
Unrealized depreciation on interest rate swaps	59	29
Other accrued expenses and liabilities	10	15

Total liabilities	3,572	3,974

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 172,862,454 and 169,594,825 shares issued and outstanding, respectively(4)	—	1
Capital in excess of par value	5,875	5,794
Retained earnings (accumulated deficit)(5)	(1,689)	(799)

Total stockholders’ equity	4,186	4,996

Total liabilities and stockholders’ equity	$7,758	$8,970

Net asset value per share of common stock at period end	$24.22	$29.44

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The outstanding shares and net asset value per common share reflect the Reverse Stock Split on a retroactive basis.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$113	$96	$258	$199
Paid-in-kind interest income	10	2	21	4
Fee income	7	6	22	13
Dividend income	—	—	2	0
From non-controlled/affiliated investments:
Interest income	13	6	16	11
Paid-in-kind interest income	5	2	8	5
Fee income	—	—	—	0
From controlled/affiliated investments:
Interest income	—	—	3	—
Paid-in-kind interest income	1	—	1	—
Dividend income	19	—	32	—

Total investment income	168	112	363	232

Operating expenses
Management fees	29	17	62	35
Subordinated income incentive fees(1)	19	9	42	20
Administrative services expenses	1	1	3	2
Stock transfer agent fees	1	—	2	1
Accounting and administrative fees	—	1	1	1
Interest expense(2)	35	25	75	55
Listing advisory fees	7	—	7	—
Other general and administrative expenses	1	1	3	2

Net expenses	93	54	195	116

Net investment income	75	58	168	116

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(34)	(22)	(251)	(41)
Non-controlled/affiliated investments	(109)	—	(109)	0
Net realized gain (loss) on total return swap	1	—	(1)	—
Net realized gain (loss) on foreign currency forward contracts	—	—	0	—
Net realized gain (loss) on interest rate swaps	(4)	—	(6)	—
Net realized gain (loss) on foreign currency	—	—	1	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(22)	6	(451)	43
Non-controlled/affiliated investments	84	9	(12)	9
Controlled/affiliated investments	59	—	(21)	—
Net change in unrealized appreciation (depreciation) on total return swap	(1)	—	2	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	—	1	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	—	(6)	(30)	(10)
Net change in unrealized gain (loss) on foreign currency	(26)	(2)	23	(3)

Total net realized and unrealized gain (loss) on investments	(53)	(15)	(854)	(2)

Net increase (decrease) in net assets resulting from operations	$22	$43	$(686)	$114

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.13	$0.53	$(4.02)	$1.41

Weighted average shares outstanding(3)	171,598,176	81,060,591	170,602,035	81,068,885

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

(3)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations
Net investment income	$75	$58	$168	$116
Net realized gain (loss) on investments and foreign currency	(146)	(22)	(366)	(41)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	119	9	(511)	42
Net change in unrealized gain (loss) on foreign currency	(26)	(2)	23	(3)

Net increase (decrease) in net assets resulting from operations	22	43	(686)	114

Stockholder distributions(2)
Distributions to stockholders	(102)	(61)	(204)	(122)

Net decrease in net assets resulting from stockholder distributions	(102)	(61)	(204)	(122)

Capital share transactions(3)
Reinvestment of stockholder distributions	80	25	80	51
Repurchases of common stock	—	(25)	—	(52)

Net increase (decrease) in net assets resulting from capital share transactions	80	—	80	(1)

Total increase (decrease) in net assets	—	(18)	(810)	(9)
Net assets at beginning of period	4,186	2,576	4,996	2,567

Net assets at end of period	$4,186	$2,558	$4,186	$2,558

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(686)	$114
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,499)	(729)
Paid-in-kind interest	(35)	(9)
Proceeds from sales and repayments of investments	2,010	1,072
Net realized (gain) loss on investments	360	40
Net change in unrealized (appreciation) depreciation on investments	484	(51)
Net change in unrealized (appreciation) depreciation on total return swap(1)	(2)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	—
Net change in unrealized (appreciation) depreciation on interest rate swaps	30	10
Accretion of discount	(10)	(4)
Amortization of deferred financing costs	3	2
Unrealized (gain) loss on borrowings in foreign currency	(24)	3
(Increase) decrease in collateral held at broker for open swap contracts	(15)	—
(Increase) decrease in due from counterparty	43	—
(Increase) decrease in receivable for investments sold and repaid	10	(2)
(Increase) decrease in income receivable	(8)	(2)
(Increase) decrease in receivable on interest rate swaps	—	(1)
(Increase) decrease in prepaid expenses and other assets	1	—
Increase (decrease) in payable for investments purchased	5	(8)
Increase (decrease) in management fees payable	(6)	—
Increase (decrease) in subordinated income incentive fees payable	8	3
Increase (decrease) in administrative services expense payable	(1)	0
Increase (decrease) in interest rate swap income payable	—	1
Increase (decrease) in interest payable	(3)	(2)
Increase (decrease) in other accrued expenses and liabilities	(5)	(2)

Net cash provided by (used in) operating activities	659	435

Cash flows from financing activities
Repurchases of common stock	—	(52)
Stockholder distributions	(124)	(71)
Borrowings under financing arrangements(1)	1,446	509
Repayments of financing arrangements(1)	(1,845)	(653)
Deferred financing costs paid	(8)	(2)

Net cash provided by financing activities	(531)	(269)

Total increase (decrease) in cash	128	166
Cash and foreign currency at beginning of period	167	150

Cash and foreign currency at end of period	$295	$316

Supplemental disclosure
Non-cash purchase of investments	$(90)	$(21)

Non-cash sale of investments	$90	$21

Distributions reinvested	$80	$51

Local and excise taxes paid	$—	$2

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2020 and 2019, the Company paid $75 and $55 respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—116.0%
5 Arch Income Fund 2, LLC	(r)(t)(u)(x)(y)	Diversified Financials	9.0%		11/18/23		$100.8	$100.8	$88.1
5 Arch Income Fund 2, LLC	(r)(s)(t)(u)	Diversified Financials	9.0%		11/18/23		12.7	12.7	11.1
Accuride Corp	(l)(n)(ab)	Capital Goods	L+525	1.0%	11/17/23		12.6	10.7	8.1
Acproducts Inc	(l)(o)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		24.3	24.0	23.4
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+750	1.0%	10/4/22		9.0	7.8	7.2
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+325	1.0%	7/23/21		5.7	5.6	5.2
All Systems Holding LLC	(f)(k)(l)(m)(n)(o)(p)	Commercial & Professional Services	L+625	1.0%	10/31/23		195.0	195.0	190.1
All Systems Holding LLC	(n)	Commercial & Professional Services	L+625	1.0%	10/31/23		11.5	11.5	11.2
All Systems Holding LLC	(s)	Commercial & Professional Services	L+625	1.0%	10/31/23		3.0	3.0	2.9
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+550, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.4
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+650, 1.5% PIK (1.5% Max PIK)	1.0%	9/2/24		16.3	14.4	10.9
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.3%	6/15/23		2.3	2.2	2.3
Apex Group Limited	(r)(s)	Diversified Financials	L+700	1.3%	6/15/23		2.3	2.2	2.3
Apex Group Limited	(f)(k)(l)(n)(q)(r)	Diversified Financials	L+700	1.3%	6/15/25		70.0	69.4	70.0
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.5%	6/15/25		£23.1	29.3	28.6
Arrotex Australia Group Pty Ltd	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.8	32.8	32.9
Aspect Software Inc	(n)	Software & Services	8.0% PIK (8.0% Max PIK)		6/30/20		$0.2	—	0.2
Aspect Software Inc	(s)	Software & Services	L+500	1.0%	7/15/23		3.3	3.3	3.3
Aspect Software Inc	(l)(n)(p)	Software & Services	L+500	1.0%	1/15/24		21.1	19.1	19.2
ATX Networks Corp	(n)(o)(r)(ab)	Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		80.9	78.6	74.0
Belk Inc	(n)(ab)	Retailing	L+675	1.0%	7/31/25		50.3	42.2	18.4
Berner Food & Beverage LLC	(n)	Food & Staples Retailing	L+875	1.0%	3/16/22		4.5	4.5	4.6
Borden Dairy Co	(n)(t)(u)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		105.0	103.1	16.4
Bugaboo International BV	(n)(r)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)		3/20/25		€1.6	1.9	1.7
Caprock Midstream LLC	(n)(ab)	Energy	L+475		11/3/25		$13.5	12.8	8.9
Charles Taylor PLC	(n)(r)	Diversified Financials	L+575		1/24/27		£19.4	24.7	21.6
Cimarron Energy Inc	(n)	Energy	L+900		6/30/21		$7.5	7.5	7.4
Constellis Holdings LLC	(n)(ad)	Capital Goods	L+1,000	1.0%	6/30/21		8.4	8.4	8.4
Constellis Holdings LLC	(n)(ad)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(n)	Capital Goods	L+650		11/1/21		9.1	9.1	9.0
CSafe Global	(f)(k)(l)(n)(p)(q)	Capital Goods	L+650	1.0%	10/31/23		97.0	97.0	95.6
CSafe Global	(s)	Capital Goods	L+650	1.0%	10/31/23		6.1	6.1	6.0
CSM Bakery Products	(l)(ab)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		6.4	6.2	6.2
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24		0.0	0.0	0.0
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/20/23		2.6	2.5	2.4
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+675	1.0%	6/14/23		2.9	2.9	2.8
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+675	1.0%	6/14/23		5.3	5.2	5.0
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+675	1.0%	6/14/24		53.4	52.9	50.7
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24		8.9	8.2	6.5
EIF Van Hook Holdings LLC	(n)(ab)	Energy	L+525		9/5/24		2.1	2.1	1.5
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26		15.5	14.8	12.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	$127.3	$127.3	$123.3
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	5.0	5.1	4.5
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	0.9	0.9	0.9
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.0	31.6	29.2
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	12.0	11.3	1.1
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.4	5.6	—
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	9/30/20	36.3	36.3	33.8
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.2	5.2
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	164.3	164.3	160.3
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	4.0	4.0	3.9
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	5.6	5.6	5.4
Heniff Transportation Systems LLC	(f)(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	75.0	74.8	73.1
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	59.4	44.4	15.8
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.8	5.8	5.8
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	53.9	53.6	28.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.0
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.7
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	€13.6	14.8	14.6
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	51.8	55.4	56.0
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.1	10.1	11.0
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	76.2	75.7	75.1
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	8.6	8.6	8.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.3
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	13.0	11.8	8.1
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)(q)	Commercial & Professional Services	L+650	1.0%	11/7/26	164.1	162.9	159.3
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	39.4
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)(q)	Capital Goods	L+725	1.0%	12/1/24	224.0	224.0	224.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	8.8	8.8	8.8
LBM Borrower LLC	(l)(ab)	Capital Goods	L+375	1.0%	8/19/22	2.4	2.3	2.3
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.8
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	26.9	26.7	26.0
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	4.3	4.3	4.1
Lionbridge Technologies Inc	(f)(k)(p)(q)	Consumer Services	L+625	1.0%	12/29/25	89.8	89.4	89.0
Lipari Foods LLC	(f)(n)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	21.9	21.9	21.3
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	150.6	149.4	146.2
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	7/23/22	22.1	21.8	19.0
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+650	1.3%	3/29/24	39.2	37.4	30.3
Monitronics International Inc	(f)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	1.9	1.9	1.9
Monitronics International Inc	(n)	Commercial & Professional Services	L+500	1.5%	7/3/24	30.7	30.7	27.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Monitronics International Inc	(s)	Commercial & Professional Services	L+500	1.5%	7/3/24		$39.3	$39.3	$34.9
Motion Recruitment Partners LLC	(n)(q)	Commercial & Professional Services	L+600	1.0%	12/20/25		43.7	43.3	38.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25		34.6	34.6	30.7
NCI Inc	(n)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24		4.2	4.2	3.8
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22		2.9	2.5	2.5
P2 Energy Solutions Inc	(n)	Software & Services	L+675	1.0%	1/31/25		2.7	2.7	2.6
P2 Energy Solutions Inc	(s)	Software & Services	L+675	1.0%	1/31/25		5.4	5.4	5.2
P2 Energy Solutions Inc	(f)(k)(p)(q)	Software & Services	L+675	1.0%	1/31/26		135.7	134.1	130.9
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+350		8/1/24		25.5	23.0	20.6
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+650		3/1/26		14.8	14.7	9.8
Premium Credit Ltd	(n)(r)	Diversified Financials	L+650		1/16/26		£58.6	74.9	69.7
Pretium Packaging LLC	(f)(k)(l)(p)(q)	Household & Personal Products	L+625	1.0%	1/15/27		$110.9	109.9	108.5
Pretium Packaging LLC	(s)	Household & Personal Products	L+625	1.0%	1/15/27		22.7	22.4	22.1
Production Resource Group LLC	(n)(t)(u)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	218.6
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	19.4
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	24.0	22.7
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.8	108.5
PSKW LLC	(l)(m)(o)(p)(q)	Health Care Equipment & Services	L+625	1.0%	3/9/26		161.3	159.4	157.1
Reliant Rehab Hospital Cincinnati LLC	(f)(l)(o)(p)	Health Care Equipment & Services	L+675		9/2/24		117.5	116.7	110.5
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		95.0	95.0	94.6
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		94.1	93.3	92.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		18.1	18.0	17.8
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safe-Guard Products International LLC	(f)(p)(q)	Diversified Financials	L+575		1/27/27		75.9	75.2	71.5
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24		54.0	53.5	51.1
Savers Inc	(f)(n)	Retailing	L+700, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24	C$	75.0	55.3	53.3
Sequa Corp	(n)(ab)	Capital Goods	L+500	1.0%	11/28/21		$4.8	4.8	4.4
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.5	15.5	14.6
Sequel Youth & Family Services LLC	(f)(l)(p)	Health Care Equipment & Services	L+800	1.0%	9/1/23		90.0	90.0	84.9
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.9	193.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		7.4	7.2	5.4
Sorenson Communications LLC	(f)(k)(m)(n)(q)(ab)	Telecommunication Services	L+650		4/29/24		69.7	67.4	69.1
Staples Canada	(n)(r)	Retailing	C+700	1.0%	9/12/24	C$	4.2	3.4	3.1
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		$3.1	3.0	3.2
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		1.7	1.6	1.7
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		6.0	6.0	5.2
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	L+1,100, 1.0% PIK (1.0% Max PIK)	2.5%	7/20/21		37.5	37.5	37.4
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.3	101.5	96.0
Torrid Inc	(f)(k)(l)(n)	Retailing	L+650	1.0%	12/14/24		39.4	39.0	37.5
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	0.9
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		162.9	162.9	159.9
Transaction Services Group Ltd	(n)(r)	Consumer Services	B+600		10/15/26	A$	72.7	48.2	46.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	£7.7	$9.8	$8.8
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	$20.1	20.1	18.4
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24	4.9	4.8	4.7
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/24	8.8	8.7	8.5
Truck-Lite Co LLC	(f)(k)(n)(o)(p)	Capital Goods	L+625	1.0%	12/13/26	127.2	126.1	122.7
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/26	18.8	18.6	18.1
Virgin Pulse Inc	(f)(l)(m)(o)(p)	Software & Services	L+650	1.0%	5/22/25	158.6	157.6	157.5
Warren Resources Inc	(n)(ad)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	21.1	21.1	21.1
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24	2.9	2.6	2.5
West Corp	(o)(ab)	Software & Services	L+400	1.0%	10/10/24	14.0	13.1	12.0
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	10/15/21	0.5	0.5	0.5
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	7/15/22	0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24	1.0	1.0	1.0
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24	0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.2	0.2	0.2
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.7	0.7	0.7
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.7	0.7	0.7
Zeta Interactive Holdings Corp	(m)(n)(o)(p)(q)	Software & Services	L+750	1.0%	7/29/22	122.2	122.2	122.2
Zeta Interactive Holdings Corp	(s)	Software & Services	L+750	1.0%	7/29/22	4.4	4.4	4.4

Total Senior Secured Loans—First Lien							5,672.6	5,137.1
Unfunded Loan Commitments							(282.0)	(282.0)

Net Senior Secured Loans—First Lien							5,390.6	4,855.1

Senior Secured Loans—Second Lien—15.1%
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22	8.1	7.1	6.6
American Bath Group LLC	(l)(ab)	Capital Goods	L+975	1.0%	9/30/24	3.0	2.9	2.7
Ammeraal Beltech Holding BV	(f)(n)(o)(r)	Capital Goods	L+800	1.0%	9/12/26	51.3	50.4	47.6
Arena Energy LP	(n)(t)(u)	Energy	L+1,200, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	55.0	53.9	7.1
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27	129.2	128.1	130.5
BCA Marketplace PLC	(n)(r)	Retailing	L+825		11/22/27	£30.2	37.3	34.8
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	$35.9	35.9	35.3
CDS US Intermediate Holdings Inc	(n)(r)(t)(u)	Media & Entertainment	L+825	1.0%	7/10/23	21.2	19.2	1.1
Chisholm Oil & Gas Operating LLC	(n)(t)(u)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	38.9	38.3	1.9
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26	3.2	3.2	3.2
Constellis Holdings LLC	(f)(n)(ad)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25	13.5	13.5	13.5
Emerald Performance Materials LLC	(l)(ab)	Materials	L+775	1.0%	8/1/22	3.8	3.8	3.7
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	6.6	6.7	6.4
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.7	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.4	22.3
Invictus	(n)(ab)	Materials	L+675		3/30/26	0.1	0.1	0.1
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	75.0	72.2	70.5
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.8	5.6	4.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
OEConnection LLC	(f)(p)	Software & Services	L+825		9/25/27	$42.9	$42.6	$41.1
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	24.8
OPE Inmar Acquisition Inc	(l)(ab)	Software & Services	L+800	1.0%	5/1/25	15.0	15.0	10.0
Paradigm Acquisition Corp	(l)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.1
Peak 10 Holding Corp	(n)(t)(u)(ab)	Telecommunication Services	L+725		8/1/25	15.7	13.5	7.0
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.5
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	33.9
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.1
Sequa Corp	(n)(ab)	Capital Goods	L+900	1.0%	4/28/22	2.3	2.3	1.7
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	6.5	5.9	4.2
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	16.4	16.5	16.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	8/21/25	2.4	2.4	2.1
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.7	12.7	12.7
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.5
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	14.1	14.0	10.8
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.4	60.7	56.2

Total Senior Secured Loans—Second Lien							787.5	633.8

Other Senior Secured Debt—2.4%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	15.8	10.7	—
APTIM Corp	(n)(t)(u)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	3.3
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	3.9
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	4.9	4.9	4.7
FourPoint Energy LLC	(n)(p)(t)(u)	Energy	9.0%		12/31/21	46.3	45.7	25.4
JW Aluminum Co	(h)(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.0
Lycra	(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	11.5
Mood Media Corp	(n)(t)(u)(ad)	Media & Entertainment	14.0% PIK (14.0% Max PIK)		12/31/23	44.5	43.4	1.1
TruckPro LLC	(h)(n)(aa)(ab)	Capital Goods	11.0%		10/15/24	6.4	6.1	6.3
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	6.6

Total Other Senior Secured Debt							181.4	98.8

Subordinated Debt —4.2%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.2	0.2	0.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(h)(n)(aa)(ab)	Energy	10.0%		4/1/22	26.0	26.0	22.2
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	77.0	77.0	76.4
Byrider Finance LLC	(n)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	2.6	2.6	2.6
ClubCorp Club Operations Inc	(h)(n)(aa)(ab)	Consumer Services	8.5%		9/15/25	31.8	31.0	25.6
Craftworks Rest & Breweries Group Inc	(n)(t)(u)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	—
Diamond Resorts International Inc	(h)(n)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.5	4.0
Intelsat Jackson Holdings SA	(h)(n)(r)(ab)	Media & Entertainment	5.5%		8/1/23	3.7	3.4	2.1
Kenan Advantage Group Inc	(h)(n)(aa)(ab)	Transportation	7.9%		7/31/23	19.2	17.3	17.0
Quorum Health Corp	(n)(t)(u)(ab)	Health Care Equipment & Services	11.6%		4/15/23	5.0	4.9	0.7
Team Health Inc	(h)(n)(aa)(ab)	Health Care Equipment & Services	6.4%		2/1/25	20.5	18.5	12.0
Vivint Inc	(h)(n)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.5	13.2

Total Subordinated Debt							205.1	176.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Asset Based Finance —16.2%
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				7,819,411	$7.8	$13.4
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$47.1	47.1	47.1
Abacus JV, Private Equity	(n)(r)	Insurance				34,147,572	34.1	38.2
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.1
Altavair AirFinance, Private Equity	(n)(r)	Capital Goods				49,233,596	49.2	51.0
Australis Maritime, Common Stock	(n)(r)(t)	Transportation				19,832,267	19.8	20.3
Avida Holding AB, Common Stock	(n)(r)(t)(ad)	Diversified Financials				519,925	0.1	0.1
Byrider Finance LLC, Sub Note	(n)(ac)	Automobiles & Components	8.7%		2/17/25	$4.2	4.0	4.0
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				80,065,036	80.1	—
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.5	2.2	2.3
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$15.7	14.2	14.5
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.2	2.9	3.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$3.0	2.8	2.8
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$92.1	83.6	84.9
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$20.5	18.6	18.9
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.1	1.9	2.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$16.3	14.8	15.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.9	7.2	7.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.8	1.6	1.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$21.2	19.3	19.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$13.1	11.9	12.1
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$22.3	20.3	20.6
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				14,954,588	15.0	15.6
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				16,434,441	16.4	18.9
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	0.0
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$36.8	36.8	36.8
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$19.5	19.5	19.5
Home Partners JV 2, Private Equity	(n)(r)(t)	Real Estate				203,250	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$0.4	0.4	0.4
Home Partners JV 2, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.9	15.9	15.9
Kilter Finance, Private Equity	(n)(r)(t)(ae)	Insurance				289,268	0.3	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.3
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.6
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(n)(r)	Insurance	L+750	1.5%	2/27/25	$8.0	8.0	7.9
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	4.7	2.1
Opendoor Labs Inc, 2L Term Loan	(n)(r)	Real Estate	10.0%		1/23/26	$26.8	26.8	26.8
Opendoor Labs Inc, 2L Term Loan	(r)(s)	Real Estate	10.0%		1/23/26	$53.6	53.6	53.6
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.5	6.5	6.4
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.8	14.8	14.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Cost	Fair Value(d)
Prime ST LLC, Private Equity	(n)(r)(t)(ae)	Real Estate				6,635,747	$6.6	$2.5
Prime ST LLC, Structured Mezzanine	(n)(r)(ae)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$47.2	47.2	47.2
Sofi Lending Corp, Purchase Facility	(n)(r)	Diversified Financials				40,637,805	40.6	41.1
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Real Estate				N/A	18.8	22.5

Total Asset Based Finance							831.1	766.6

Unfunded Commitments							(89.0)	(89.0)

Net Asset Based Finance							742.1	677.6
Credit Opportunities Partners, LLC —13.7%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				590.6	590.6	575.1

Total Credit Opportunities Partners, LLC							590.6	575.1

						Number of Shares	Cost	Fair Value(d)
Equity/Other—6.3%
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	0.7
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	0.6	3.8
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	0.0	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	2.3
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	22.2
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	4.3
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	1.9
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	—
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(n)(t)	Retailing				121,058	—	1.7
Byrider Finance LLC, Common Stock	(n)(t)	Automobiles & Components				1,667	—	—
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.8
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	4.5
Constellis Holdings LLC, Private Equity	(f)(n)(t)(ad)	Capital Goods				849,702	18.9	19.8
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	0.9
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	0.0	0.0
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	2.5
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(t)(v)	Energy				13,000	13.0	0.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Cost	Fair Value(d)
FourPoint Energy LLC, Common Stock, Class D Units	(t)(v)	Energy				$2,437	$1.6	$0.0
FourPoint Energy LLC, Common Stock, Class E—II Units	(t)(v)	Energy				29,730	7.4	0.1
FourPoint Energy LLC, Common Stock, Class E—III Units	(t)(v)	Energy				43,875	11.0	0.2
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	—
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	—	2.3
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	6.8
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	0.5
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	0.0	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	58.6	75.9
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,908	8.8	—
Misys Ltd, Preferred Stock	(n)(r)	Software & Services	L+1,025			2,841	2.8	2.6
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	—
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.2
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	13.6
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.1
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.0
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	5.7
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	5.5
Sequential Brands Group Inc., Common Stock	(i)(n)(ab)	Consumer Durables & Apparel				534,076	7.2	0.1
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	32.2
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.8
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	8.0
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	5.8
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	11.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	15.4
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.1

Total Equity/Other							318.1	264.5

TOTAL INVESTMENTS—173.9%							$8,215.4	7,280.9

LIABILITIES IN EXCESS OF OTHER ASSETS—73.9%								(3,094.9)

NET ASSETS—100.0%								$4,186.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(19)	$(19)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(8)	(8)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(22)	(22)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(10)	(10)

					$—	$(59)	$(59)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.30%, the Euro Interbank Offered Rate, or EURIBOR, was (0.42)%, Candian Dollar Offer Rate, or CDOR was 0.56%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.15%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Not used.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

(g)	Not used.

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

As of June 30, 2020

(in millions, except share amounts)

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

(r)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2020, 74.3% of the Company’s total assets represented qualifying assets.

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

(aa)

Security or portion thereof held within Burholme Funding LLC has been rehypothecated under Rule 15c-1(a)(1) of the Exchange Act, subject to the terms and conditions governing the prime brokerage facility with BNPP (see Note 9). As of June 30, 2020, the fair value of securities rehypothecated by BNPP was $28.

(ab)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(ac)	Position or portion thereof unsettled as of June 30, 2020.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

(ad)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.9	$—	$(0.3)	$—	$1.6	$7.2	$—	$—	$—
Constellis Holdings LLC	—	8.4	—	—	—	8.4	0.2	—	—
Constellis Holdings LLC	—	15.0	—	—	—	15.0	0.3	—	—
Fairway Group Holdings Corp	—	3.0	(3.0)	—	—	—	0.1	—	—
Fairway Group Holdings Corp	—	6.4	(6.4)	—	—	—	0.4	—	—
Fairway Group Holdings Corp	6.3	—	(6.3)	0.1	(0.1)	—	10.7	—	—
Fairway Group Holdings Corp	6.5	—	—	—	(5.4)	1.1	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	26.0	—	—	—	(10.2)	15.8	—	—	—
HM Dunn Co Inc	5.2	2.3	(1.7)	—	—	5.8	—	0.4	—
MB Precision Holdings LLC	21.4	0.9	(0.1)	—	(3.2)	19.0	1.0	0.2	—
One Call Care Management Inc	2.7	—	—	—	(0.2)	2.5	0.1	—	—
Warren Resources Inc	21.0	0.1	—	—	—	21.1	1.2	0.1	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	—	13.5	—	—	—	13.5	—	0.7	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Titan Energy LLC	—	—	(0.6)	(100.1)	100.7	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
JW Aluminum Co	36.3	—	—	—	(0.3)	36.0	1.8	—	—
Mood Media Corp	39.0	3.9	—	—	(41.8)	1.1	0.5	—	—
Asset Based Finance
Avida Holding AB	—	0.1	—	—	—	0.1	—	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	30.7	—	—	—	(8.5)	22.2	—	—	—
ASG Technologies, Warrant	8.6	—	—	—	(4.3)	4.3	—	—	—
Constellis Holdings LLC	—	18.9	—	—	0.9	19.8	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	104.1	6.0	—	—	(34.2)	75.9	—	5.8	—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
MB Precision Holdings LLC, Preferred Stock	$5.6	$—	$—	$—	$(5.6)	$—	$—	$—	$—
Mood Media Corp, Common Stock	1.0	—	—	—	(1.0)	—	—	—	—
One Call Care Management Inc, Common Stock	1.8	—	—	—	(0.6)	1.2	—	—	—
One Call Care Management Inc, Preferred Stock A	19.3	—	—	—	(5.7)	13.6	—	—	—
One Call Care Management Inc, Preferred Stock B	5.8	—	—	—	0.3	6.1	—	0.3	—
Titan Energy LLC, Common Stock	—	—	—	(8.6)	8.6	—	—	—	—
Warren Resources Inc, Common Stock	8.3	—	—	—	(2.5)	5.8	—	—	—

Total	$355.5	$78.5	$(18.4)	$(108.6)	$(11.5)	$295.5	$16.3	$7.5	$—

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

(3)	Interest, PIK and fee income presented for the six months ended June 30, 2020.

(ae)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$47.1	$—	$—	$—	$—	$47.1	$2.2	$0.4	$—
801 5th Ave, Seattle, Private Equity	7.8	—	—	—	5.6	13.4	—	—	—
Kilter Finance, Private Equity	—	0.3	—	—	—	0.3	—	—	—
Prime ST LLC, Structured Mezzanine	—	47.2	—	—	—	47.2	0.8	0.9	—
Prime ST LLC, Private Equity	—	6.6	—	—	(4.1)	2.5	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	510.0	87.5	(0.3)	—	(22.1)	575.1	—	—	31.5

Total	$564.9	$141.6	$(0.3)	$—	$(20.6)	$685.6	$3.0	$1.3	$31.5

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

(3)	Interest, PIK and dividend income presented for the six months ended June 30, 2020.

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	$—	$—	$—
Diamond Resorts International Inc	(l)(n)(ab)	Consumer Services	L+375	1.0%	9/2/23	46.1	43.9	45.2
Distribution International Inc	(n)(ab)	Retailing	L+575	1.0%	12/15/23	13.1	11.8	12.6
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/30/23	2.6	2.6	2.5
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.5	1.4	1.4
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	6.7	6.7	6.5
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	53.7	53.2	52.0
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24	5.5	5.1	5.1
EaglePicher Technologies LLC	(n)(ab)(ac)	Capital Goods	L+325		3/8/25	—	—	—
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26	13.9	13.3	13.0
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	133.9	133.9	133.6
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	1.2	1.2	1.2
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	4.7	4.7	4.7
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.6	32.2	32.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	6.3	6.2	6.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.3	11.3	6.5
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.2	5.6	—
FHC Health Systems Inc	(n)(ab)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8.7	7.6	8.8
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	36.5	36.5	36.1
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.3	5.3
FullBeauty Brands Holdings Corp	(n)	Retailing	L+1,000	1.0%	2/7/22	0.7	0.7	0.7
FullBeauty Brands Holdings Corp	(n)(ab)	Retailing	L+900	1.0%	2/7/24	4.0	3.9	1.9
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	158.3	158.3	154.3
Greystone Equity Member Corp	(r)(s)	Diversified Financials	L+725	3.8%	4/1/26	5.9	5.9	5.8
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	0.8	0.8	0.8
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	8.8	8.8	8.8
Heniff Transportation Systems LLC	(f)(l)	Transportation	L+575	1.0%	12/3/26	45.1	45.1	45.1
Heniff Transportation Systems LLC	(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	30.1	29.8	29.8
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	56.3	44.4	26.0
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.2	5.2	5.2
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	54.6	54.2	31.1
Icynene Group Ltd	(f)(l)(m)(n)(o)(p)(q)	Materials	L+700	1.0%	11/30/24	117.6	117.6	118.8
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.1
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.8
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€51.8	55.3	56.8
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	13.6	14.8	14.8
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.6	10.6	11.5
Ivanti Software Inc	(l)(ab)	Software & Services	L+425	1.0%	1/20/24	7.4	7.3	7.4
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	68.8	68.2	68.8
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	16.4	16.4	16.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JC Penney Corp Inc	(n)(r)(ab)	Retailing	L+425	1.0%	6/23/23	$3.4	$3.1	$3.0
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	11.2	10.3	7.9
Jostens Inc	(n)(ab)	Consumer Services	L+550		12/19/25	16.0	15.8	16.0
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	2/5/20	31.1	31.1	30.8
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)	Commercial & Professional Services	L+650	1.0%	11/7/26	135.2	133.9	133.9
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	40.2
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)	Capital Goods	L+725	1.0%	12/1/24	223.1	223.1	223.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
Laird PLC	(n)(r)(ab)	Technology Hardware & Equipment	L+450		7/9/25	4.4	4.0	4.4
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	13.7	13.4	13.8
LD Intermediate Holdings Inc	(n)(ab)	Software & Services	L+588	1.0%	12/9/22	31.5	29.8	31.6
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	22.0	21.8	21.8
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	9.3	9.3	9.2
Lionbridge Technologies Inc	(f)(k)(l)(p)(q)	Consumer Services	L+625	1.0%	12/27/25	115.3	114.7	114.7
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.0	22.0	22.0
Lipari Foods LLC	(s)	Food & Staples Retailing	L+588	1.0%	1/6/25	49.9	49.9	49.9
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	151.0	149.7	150.9
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.5	21.0	21.4
MedAssets Inc	(n)(ab)	Health Care Equipment & Services	L+450	1.0%	10/20/22	0.1	0.1	0.1
MI Windows & Doors Inc	(n)(ab)	Capital Goods	L+550	1.0%	11/6/26	20.0	19.0	20.1
Mitel US Holdings Inc	(n)(ab)	Technology Hardware & Equipment	L+450		11/30/25	0.3	0.3	0.3
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24	36.1	34.8	30.8
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	17.8	17.8	17.8
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	7.7	7.7	7.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	62.3	62.3	62.3
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+600	1.0%	12/20/25	43.9	43.5	43.5
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	7.9	7.9	7.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	34.6	34.6	34.6
Multi-Color Corp	(n)(r)(ab)	Commercial & Professional Services	6.8%		7/15/26	10.4	10.4	11.0
NaviHealth Inc.	(n)(ab)	Health Care Equipment & Services	L+500		8/1/25	24.9	24.2	24.9
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24	4.2	4.2	4.1
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+500	1.0%	9/2/21	3.6	3.6	3.6
North Haven Cadence Buyer Inc	(f)(k)(n)(p)	Consumer Services	L+650	1.0%	9/2/22	44.0	44.0	44.0
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+650	1.0%	9/2/22	10.7	10.7	10.7
North Haven Cadence Buyer Inc	(f)(l)(n)(o)(p)	Consumer Services	L+793	1.0%	9/2/22	72.5	72.5	72.5
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22	2.9	2.5	2.7
Ontic Engineering & Manufacturing Inc	(n)(ab)	Capital Goods	L+475		10/30/26	1.9	1.9	1.9
Ontic Engineering & Manufacturing Inc	(s)(ab)	Capital Goods	L+238		10/31/26	0.3	0.3	0.3
Onvoy LLC	(n)(ab)	Telecommunication Services	L+450	1.0%	2/10/24	0.2	0.1	0.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+375	1.0%	10/30/20	2.5	2.4	2.5
PAE Holding Corp	(n)(ab)	Capital Goods	L+550	1.0%	10/20/22	7.3	7.4	7.4
Peak 10 Holding Corp	(k)(n)(ab)	Telecommunication Services	L+350		8/1/24	22.4	20.2	18.7
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26	14.9	14.8	12.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Power Distribution Inc	(f)(n)	Capital Goods	L+725	1.3%	1/25/23		$65.1	$65.1	$60.6
Production Resource Group LLC	(k)(l)(m)(n)(p)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	306.2
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	23.9	25.7
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	22.4
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.4	112.9
PSKW LLC	(n)(o)(p)	Health Care Equipment & Services	L+768	1.0%	11/25/21		16.5	16.5	16.5
PSKW LLC	(l)(m)(n)(o)(p)(q)	Health Care Equipment & Services	L+768	1.0%	11/25/21		191.6	191.6	191.6
PSKW LLC	(m)(n)	Health Care Equipment & Services	L+768	1.0%	11/25/21		20.4	20.2	20.4
Qdoba Restaurant Corp	(n)(ab)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.9	2.0
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	7.5
Reliant Rehab Hospital Cincinnati LLC	(f)(n)(o)(p)	Health Care Equipment & Services	L+675	1.0%	9/2/24		118.0	117.1	115.6
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		96.4	96.4	94.7
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		90.0	89.1	89.1
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		22.7	22.5	22.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safariland LLC	(n)	Capital Goods	L+775	1.1%	11/18/23		2.2	2.2	2.1
Safariland LLC	(f)(k)(l)(n)(p)	Capital Goods	L+775	1.1%	11/18/23		115.7	115.7	109.0
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.7	52.1	52.2
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	73.1	53.9	57.4
Sequa Corp	(n)(ab)(ac)	Materials	L+500	1.0%	11/28/21		$30.2	29.8	30.2
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.6	15.6	15.6
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	90.1
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.6	210.4
SI Group Inc	(n)(ab)	Materials	L+475		10/15/25		2.0	1.9	2.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		6.6	6.4	6.5
Smart Foodservice	(n)(ab)	Food & Staples Retailing	L+475		6/20/26		5.8	5.7	5.8
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		28.0	25.4	27.1
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.1	0.1	0.1
SMART Global Holdings Inc	(n)(r)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3.2	3.2	3.2
Sorenson Communications LLC	(f)(k)(m)(n)(ab)	Telecommunication Services	L+650		4/29/24		78.6	75.8	78.2
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24	C$	4.4	3.6	3.5
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		26.9	26.1	26.7
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.6	37.6	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		9.5	8.7	9.1
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.7	101.8	102.8
Team Health Inc	(n)(ab)	Health Care Equipment & Services	L+275	1.0%	2/6/24		1.1	1.1	0.9
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		40.0	39.6	40.2
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		9.1	8.2	8.6
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		169.8	169.8	168.3
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	63.0	41.8	43.4
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	10.1
Transaction Services Group Ltd	(r)(s)	Consumer Services	L+600		10/15/26		$26.6	26.6	26.1
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/24		13.7	13.5	13.5

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	$58.6	$57.6	$57.8
Misys Ltd	(n)(r)(ab)	Software & Services	L+725	1.0%	6/13/25	7.3	7.2	7.1
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.6	5.4	5.1
New Arclin US Holding Corp	(n)(r)(ab)	Materials	L+875	1.0%	2/14/25	0.3	0.3	0.3
OEConnection LLC	(f)(n)	Software & Services	L+825		9/25/27	42.9	42.5	42.6
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	26.3
OPE Inmar Acquisition Inc	(l)(n)(ab)	Software & Services	L+800	1.0%	5/1/25	24.6	24.1	23.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+800	1.0%	4/30/21	14.5	14.6	14.2
Paradigm Acquisition Corp	(n)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.7
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+725	1.0%	8/1/25	11.9	11.1	7.5
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.6
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	39.6
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.3
Sequa Corp	(n)(ab)	Materials	L+900	1.0%	4/28/22	11.5	11.2	11.3
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	5.7	5.1	5.5
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.4	15.4	15.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	7/27/25	2.4	2.4	2.2
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.6	12.6	12.6
Titan Energy LLC	(n)(t)(u)(ad)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	137.2	100.7	—
Transplace	(n)(ab)	Transportation	L+875	1.0%	10/6/25	3.3	3.2	3.1
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	12.5	12.5	11.4
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.5	60.2

Total Senior Secured Loans—Second Lien							940.7	808.7

Other Senior Secure Debt—4.6%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$14.4	10.7	—
APTIM Corp	(g)(n)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	4.9
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	4.0
Cleaver-Brooks Inc	(n)(ab)	Capital Goods	7.9%		3/1/23	0.3	0.3	0.3
Cornerstone Chemical Co	(n)(ab)	Materials	6.8%		8/15/24	2.7	2.7	2.4
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	12.0	12.0	12.3
Enterprise Development Authority	(g)(h)(n)(aa)(ab)	Consumer Services	12.0%		7/15/24	8.2	8.5	9.4
FourPoint Energy LLC	(n)(p)	Energy	9.0%		12/31/21	46.3	45.6	44.0
Genesys Telecommunications Laboratories Inc	(g)(h)(n)(aa)(ab)	Technology Hardware & Equipment	10.0%		11/30/24	2.6	2.8	2.8
JC Penney Corp Inc	(g)(h)(n)(r)(aa)(ab)	Retailing	5.7%		6/1/20	0.3	0.3	0.3
JW Aluminum Co	(g)(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.3
Lycra	(g)(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	13.2
Mood Media Corp	(n)(ad)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	40.6	39.5	39.0
Pattonair Holdings Ltd	(g)(h)(n)(r)(aa)(ab)	Capital Goods	9.0%		11/1/22	16.5	16.9	17.3
TruckPro LLC	(g)(h)(n)(aa)(ab)	Capital Goods	11.0%		10/15/24	7.9	7.4	8.2
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(h)(k)(m)(n)(aa)(ab)	Commercial & Professional Services	7.9%		12/1/22	25.5	25.2	25.8

Total Other Senior Secured Debt							242.5	227.9

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Credit Opportunities Partners, LLC—10.2%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				$503.1	$503.4	$510.0

Total Credit Opportunities Partners, LLC							503.4	510.0

Equity/Other—7.1%(e)
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	0.6	5.3
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	1.0
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	—	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	2.5
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	30.7
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	8.6
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	2.0
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	—
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				83,488	0.1	0.1
Bellatrix Exploration Ltd, Warrant	(n)(r)(t)	Energy			9/11/23	382,476	—	—
Byrider Finance LLC, Common Stock	(n)(t)	Automobiles & Components				1,667	—	—
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.3
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	1.6
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	1.0
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	—	—
Dayton Superior Corp, Common Stock	(n)(t)	Materials				14,552	0.9	0.9
Dayton Superior Corp, Warrants	(n)(t)	Materials			12/2/21	3,675	—	—
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	3.5
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(t)(v)	Energy				13,000	13.0	1.4
FourPoint Energy LLC, Common Stock, Class D Units	(t)(v)	Energy				2,437	1.6	0.3
FourPoint Energy LLC, Common Stock, Class E—II Units	(t)(v)	Energy				29,730	7.4	3.1
FourPoint Energy LLC, Common Stock, Class E—III Units	(t)(v)	Energy				43,875	11.0	4.6
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	0.9
FullBeauty Brands Holdings Corp, Common Stock	(n)(t)	Retailing				20,297	0.1	—
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	2.7	6.7
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	15.5
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	1.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				$631	$—	$—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK		2/15/28	6,875	52.6	104.1
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	8.8	5.6
Misys Ltd, Preferred Stock	(n)(r)(t)	Software & Services	L+1,025			2,841	2.8	2.8
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	1.0
North Haven Cadence Buyer Inc, Common Stock	(n)(t)	Consumer Services				3,958,333	4.0	8.5
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.8
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	19.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	5.8
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Power Distribution Inc, Common Stock	(n)(t)	Capital Goods				4,530,006	3.9	1.8
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	9.0
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	8.7
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.2
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	33.6
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.9
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	14.2
Sunnova Energy International Inc, Common Stock	(n)(t)(ab)	Energy				487,528	5.5	5.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
VICI Properties Inc, Common Stock	(n)(t)(ab)	Consumer Services				66,020	1.2	1.7
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	8.3
White Star Petroleum LLC, Common Stock	(t)(v)(w)	Energy				3,351,997	2.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	12.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	10.9
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							322.8	352.8

TOTAL INVESTMENTS—172.0%							$9,010.7	8,561.0

LIABILITIES IN EXCESS OF OTHER ASSETS—(72.0%)								(3,565.0)

NET ASSETS—100.0%								$4,996.0

							Notional	Unrealized
Total Return Swap							Amount	Depreciation
Citibank TRS Facility (Note 9)							93.5	(4.4)

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
HM Dunn Co Inc, Preferred Stock, Series A	$—	$—	$—	$—	$—	$—	$—	$—	$—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43.9	20.6	—	—	39.6	104.1	7.7	7.4	—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.8	0.2	—	—	(0.4)	5.6	—	—	—
Mood Media Corp, Common Stock	15.8	—	—	—	(14.8)	1.0	—	—	—
One Call Care Management Inc, Common Stock	—	1.8	—	—	—	1.8	—	—	—
One Call Care Management Inc, Preferred Stock A	—	19.3	—	—	—	19.3	—	—	—
One Call Care Management Inc, Preferred Stock B	—	5.8	—	—	—	5.8	0.1	—	—
Titan Energy LLC, Common Stock(4)	—	8.6	—	—	(8.6)	—	—	—	—
Warren Resources Inc, Common Stock	5.6	4.7	—	—	(2.0)	8.3	—	—	—

Total	$227.4	$245.2	$(14.4)	$(2.7)	$(100.0)	$355.5	$25.3	$10.7	$—

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II (NYSE: FSKR), or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

On June 10, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a 4 to 1 reverse split of the Company’s shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on June 10, 2020. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the Reverse Stock Split is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Weighted average number of shares of common stock outstanding (as reported)	324,242,365	324,275,540
Weighted average number of shares of common stock outstanding (pro-forma)	81,060,591	81,068,885
Net investment income per share (as reported)	$0.18	$0.36
Net investment income per share (pro forma)	$0.72	$1.43
Earnings per share (as reported)	$0.13	$0.35
Earnings per share (pro-forma)	$0.53	$1.41

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Boards, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

with the first full calendar quarter following the Mergers) multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 and the audited consolidated financial statements as of and for the year ended December 31, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2020.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2020, the Company recognized $9 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Recent Accounting Pronouncements: In August 2018 FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the six months ended June 30, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
	Shares	Amount	Shares(1)	Amount
Reinvestment of Distributions	3,203,560	$80	1,577,606	$51
Fractional Share Round Up	64,069	—	—	—
Share Repurchase Program	—	—	(1,622,157)	(52)

Net Proceeds from Share Transactions	3,267,629	$80	(44,551)	$(1)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

In connection with the listing, or the Listing, of its shares of common stock on the New York Stock Exchange, or the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular quarterly cash distribution paid on June 8, 2020 to stockholders of record as of the close of business on June 8, 2020. On June 17, 2020, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective as of, and will first apply to the reinvestment of cash distributions paid on or after, June 17, 2020. For additional information regarding the terms of the new DRP, see Note 5.

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

Reverse Stock Split

As a result of the Reverse Stock Split, which was effective on June 10, 2020, every four shares of the Company’s common stock issued and outstanding were automatically combined into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from approximately 691.2 million to approximately 172.8 million as of June 10, 2020. The Reverse Stock Split did not modify the rights or preferences of the Company’s common stock. The Company also filed a separate Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to provide that there would be no change in the par value of $0.001 per share as a result of the Reverse Stock Split.

Listing and Fractional Shares

The Company’s shares of common stock were listed and commenced trading on the NYSE on June 17, 2020. The Company eliminated any outstanding fractional shares of its common stock in connection with the Listing, as permitted by the Maryland General Corporation Law. The Company eliminated all outstanding fractional shares by rounding up the number of fractional shares held by each of the Company’s stockholders to the nearest whole number of shares as of June 15, 2020 As a result of the fractional share round up, the number of outstanding shares was increased by 64,069 shares.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

Quarterly Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to a share repurchase program. The Company’s board of directors suspended the share repurchase program in connection with the execution of the Merger Agreement. The Listing has provided liquidity to the Company’s stockholders, and therefore the Company does not expect to implement a new quarterly share repurchase program in the future.

Historically, the Company limited the number of shares of common stock to be repurchased during any calendar year to the lesser of (i) the number of shares of common stock that the Company could repurchase with the proceeds it received from the issuance of shares of common stock under the old DRP and (ii) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. On May 8, 2017, the board of directors of the Company amended the share repurchase program. As amended, the Company limits the maximum number of shares of common stock to be repurchased for any repurchase offer to the greater of (A) the number of shares of common stock that the Company can repurchase with the proceeds it has received from the sale of shares of common stock under the old DRP during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase shares of common stock on each previous repurchase date for repurchase offers conducted during such twelve-month period) (the Company refers to this limitation as the twelve-month repurchase limitation) and (B) the number of shares of common stock that the Company can repurchase with the proceeds it received from the sale of shares of common stock under the old DRP during the three-month period ending on the date the applicable repurchase offer expires (the Company refers to this limitation as the three-month repurchase limitation). In addition to this limitation, the maximum number of shares of common stock to be repurchased for any repurchase offer would also be limited to 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of shares of common stock to be repurchased for any repurchase offer would not exceed the lesser of (i) 10% of the weighted average number of shares of common stock outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.

Under the Company’s former quarterly share repurchase program, the Company offered to repurchase shares of common stock at a price equal to the price at which shares of common stock were issued pursuant to the old DRP on the distribution date coinciding with the applicable share repurchase date. The price at which shares of common stock were issued under the old DRP was determined by the Company’s board of directors or a committee thereof, in its sole discretion, and would be (i) not less than the net asset value per share of the Company’s common stock as determined in good faith by the Company’s board of directors or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per share as of such date.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its former quarterly share repurchase program during the six months ended June 30, 2020 and 2019:

For the Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	824,264	16.7%	1.01%	$32.200	$27
March 31, 2019	April 1, 2019	797,893	14.2%	0.98%	$32.200	25

Total		1,622,157				$52

Fiscal 2020
December 31, 2019(2)		—	—	—	—	—
March 31, 2020(2)		—	—	—	—	—

Total		—				—

(1)	Shares repurchased have been adjusted to reflect the 4 to 1 reverse stock split as discussed in Note 3.

(2)	The Company suspended its share repurchase program on May 31, 2019.

May 2020 Share Repurchase Program

In May 2020, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company is permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

During the period from July 1, 2020 to July 31, 2020, the Company repurchased 743,749 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $14.16 (totaling $11).

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the administration agreement, the prior investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three and six months ended June 30, 2020 and 2019:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Base Management Fee(1)	$29	$17	$62	$35
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Subordinated Incentive Fee on Income(2)	$19	$9	$42	$20
The Advisor	Administration agreement and prior investment advisory and administrative services agreement	Administrative Services Expenses(3)	$1	$1	$3	$2

(1)

During the six months ended June 30, 2020 and 2019, $68 and $35, respectively, in base management fees were paid to the Advisor. As of June 30, 2020, $29 in base management fees were payable to the Advisor.

(2)

During the six months ended June 30, 2020 and 2019, $34 and $17, respectively, of subordinated incentive fees on income were paid to the Advisor. As of June 30, 2020, a subordinated incentive fee on income of $19 was payable to the Advisor.

(3)

During the six months ended June 30, 2020 and 2019, $2 and $1, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.5 and $0.2 for the six months ended June 30, 2020 and 2019, respectively. The Company paid $4 and $1 in administrative services expenses to the Advisor during the six months ended June 30, 2020 and 2019, respectively.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In June 2020, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to the plan or any transaction with the investment vehicle.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the six months ended June 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.7540	$61
June 30, 2019	0.7540	61

Total	$1.5080	$122

Fiscal 2020
March 31, 2020	$0.6000	$102
June 30, 2020	0.6000	102

Total	$1.2000	$204

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

On August 10, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.55 per share, which will be paid on or about October 1, 2020 to stockholders of record as of the close of business on September 16, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Prior to the Listing, the Company had adopted an “opt in” old DRP for its stockholders. As a result, if the Company made a cash distribution, its stockholders would receive the distribution in cash unless they specifically “opted in” to the old DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. In connection with the Listing, the Company terminated its old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular quarterly cash distribution paid on June 8, 2020 to stockholders of record as of the close of business on June 8, 2020. On June 17, 2020, the Company adopted the new DRP, which became effective as of, and will first apply to the reinvestment of cash distributions paid on or after, June 17, 2020.

Pursuant to the new DRP, the Company will reinvest all cash dividends or distributions declared by the Company’s board of directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Company’s board of directors declares a distribution, then stockholders who have not elected to “opt out” of the new DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.

With respect to each distribution pursuant to the new DRP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the new DRP. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (A) if the per share market price (as defined in the new DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of the Company’s common stock on the payment date for the distribution, then the Company will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in the sole discretion of the Company, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) the Company will issue shares of common stock at net asset value per share. Pursuant to the terms of the new DRP, the number of shares of common stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.

If a stockholder receives distributions in the form of common stock pursuant to the new DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	204	100%	122	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$204	100%	$122	100%

(1)

During the six months ended June 30, 2020 and 2019, 89.3% and 94.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.4% and 1.9%, respectively, was attributable to non-cash accretion of discount and 8.3% and 4.0%, respectively, was attributable to paid-in-kind, or PIK, interest.

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

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $38 and $719, respectively. $191 of such losses were carried over from the target companies due to the Merger, and $246 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of June 30, 2020 and December 31, 2019, the gross unrealized appreciation was $174 and $276, respectively. As of June 30, 2020 and December 31, 2019, the gross unrealized depreciation was $1,123 and $687, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $8,391 and $9,167 as of June 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,110) and $(609) as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company had a deferred tax asset of $16 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2020, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $16. For the six months ended June 30, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,391	$4,855	66.7%	$6,017	$5,717	66.6%
Senior Secured Loans—Second Lien	787	634	8.7%	941	809	9.4%
Other Senior Secured Debt	181	99	1.4%	243	228	2.7%
Subordinated Debt	205	176	2.4%	479	489	5.7%
Asset Based Finance	742	678	9.3%	535	485	5.6%
Credit Opportunities Partners, LLC	591	575	7.9%	503	510	5.9%
Equity/Other	318	264	3.6%	323	353	4.1%

Total	$8,215	$7,281	100.0%	$9,041	$8,591	100.0%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,391	$4,855	66.7%	$6,090	$5,788	66.7%
Senior Secured Loans—Second Lien	787	634	8.7%	961	827	9.5%
Other Senior Secured Debt	181	99	1.4%	243	228	2.6%
Subordinated Debt	205	176	2.4%	479	489	5.6%
Asset Based Finance	742	678	9.3%	535	485	5.6%
Credit Opportunities Partners, LLC	591	575	7.9%	503	510	5.9%
Equity/Other	318	264	3.6%	324	353	4.1%

Total	$8,215	$7,281	100.0%	$9,135	$8,680	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of June 30, 2020, the Company held investments in four portfolio companies of which it is deemed to “control”. As of June 30, 2020, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ad) and (ae) to the unaudited consolidated schedule of investments as of June 30, 2020 in this quarterly report on Form 10-Q.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $371.0, unfunded equity/other commitments of $246.8, and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0 and unfunded commitments of $21.9 of Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2020 and audited consolidated schedule of investments as of December 31, 2019.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$55	0.8%	$182	2.1%
Capital Goods	965	13.2%	1,139	13.3%
Commercial & Professional Services	747	10.3%	861	10.0%
Consumer Durables & Apparel	298	4.1%	302	3.5%
Consumer Services	259	3.5%	548	6.4%
Credit Opportunities Partners, LLC	575	7.9%	510	5.9%
Diversified Financials	573	7.9%	402	4.7%
Energy	172	2.4%	328	3.8%
Food & Staples Retailing	173	2.4%	223	2.6%
Food, Beverage & Tobacco	93	1.3%	132	1.5%
Health Care Equipment & Services	688	9.4%	888	10.3%
Household & Personal Products	109	1.5%	1	0.0%
Insurance	238	3.3%	220	2.6%
Materials	132	1.8%	354	4.1%
Media & Entertainment	261	3.6%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	89	1.2%	187	2.2%
Real Estate	237	3.2%	122	1.4%
Retailing	334	4.6%	435	5.1%
Semiconductors & Semiconductor Equipment	—	—	3	0.0%
Software & Services	856	11.8%	874	10.2%
Technology Hardware & Equipment	142	1.9%	174	2.0%
Telecommunication Services	145	2.0%	154	1.8%
Transportation	140	1.9%	143	1.7%

Total	$7,281	100.0%	$8,591	100.0%

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2020, the Company and SCRS have funded approximately $675.0 to COP, of which $590.6 was from the Company.

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

The Green Creek Credit Facility provides for borrowings in U.S. dollars, and certain agreed upon foreign currencies, in an aggregate principal amount up to $500 on a committed basis. The end of the reinvestment period and the maturity date for the Green Creek Credit Facility are November 15, 2020 and December 15, 2020, respectively. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 2.50% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. During the reinvestment period, Green Creek is subject to unused fees in an amount equal to the sum of (i) 2.50% per annum on the average daily unborrowed portion of the facility amount up to 85% of the facility amount, or the Green Creek Minimum Utilization Amount, plus (ii) 0.50% per annum on the average daily unborrowed portion of the facility amount above the Green Creek Minimum Utilization Amount. Borrowings under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. As of June 30, 2020, total outstanding borrowings under the Green Creek Credit Facility were $425.9.

On March 11, 2020, Big Cedar Creek LLC, or Big Cedar Creek, a wholly-owned special-purpose financing subsidiary of COP, entered into a revolving credit facility, or the Big Cedar Creek Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, COP, as equityholder and servicer, and Wells Fargo, as collateral agent. The Big Cedar Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Big Cedar Creek Credit Facility are March 11, 2023 and March 11, 2025, respectively. Under the Big Cedar Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 1.85% to 2.55% per annum, and (ii) after the reinvestment period, 2.00% to 2.65% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Big Cedar Creek is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Big Cedar Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Big Cedar Creek, including its portfolio of assets. As of June 30, 2020, total outstanding borrowings under the Big Cedar Creek Credit Facility were $85.0. COP was in compliance with all covenants required by its financing arrangements as of June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020, the Company sold investments with a cost of $303.5 for proceeds of $252.6 to COP and recognized a net realized gain (loss) of $(50.9) in connection with the transactions. As of June 30, 2020, $3.0 of these sales to COP are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of June 30, 2020, COP had total investments with a fair value of $1,106.3. As of June 30, 2020, COP had no investments on non-accrual status.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Total debt investments(1)	$1,072.7	$899.4
Weighted average current interest rate on debt investments(2)	9.81%	9.2%
Number of portfolio companies in COP	66	37
Largest investment in a single portfolio company(1)	$69.6	$69.3

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC Portfolio

As of June 30, 2020 (Unaudited) (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—103.4%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$3.6	$2.8	$3.0
Alstom SA	(i)	Transportation	L+450	1.0%	8/29/21		6.1	4.7	4.7
Ammeraal Beltech Holding BV	(i)	Capital Goods	E+375		7/30/25		€4.8	4.4	5.0
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	6/15/25		$28.8	28.9	28.8
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.5%	6/15/25		£22.1	29.0	27.3
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.3	32.0	32.5
Brand Energy & Infrastructure Services Inc	(j)	Capital Goods	L+425	1.0%	6/21/24		$23.5	17.9	21.6
Cambium Learning Group Inc	(i)	Consumer Services	L+450		12/18/25		45.3	43.6	43.4
CSM Bakery Products	(i)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		7.8	7.4	7.5
Diamond Resorts International Inc	(i)	Consumer Services	L+375	1.0%	9/2/23		13.9	13.6	12.3
Distribution International Inc	(i)	Retailing	L+575	1.0%	12/15/23		14.0	11.6	11.5
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24		11.3	10.5	8.2
EaglePicher Technologies LLC	(j)	Capital Goods	L+325		3/8/25		0.0	0.0	0.0
EIF Van Hook Holdings LLC	(i)	Energy	L+525		9/5/24		7.0	6.7	4.9
Electronics For Imaging Inc	(i)	Technology Hardware & Equipment	L+500		7/23/26		15.4	14.5	12.1
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575	1.0%	9/30/25		2.5	2.5	2.3
Fox Head Inc	(e)(i)	Consumer Durables & Apparel	L+850	1.0%	9/30/20		20.3	20.1	18.9

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26		€51.4	$55.9	$55.5
Jostens Inc	(i)	Consumer Services	L+550		12/19/25		$3.5	2.7	3.4
Laird PLC	(i)	Technology Hardware & Equipment	L+450		7/9/25		4.3	3.7	3.9
LBM Borrower LLC	(j)	Capital Goods	L+375	1.0%	8/19/22		8.4	7.2	8.3
LD Intermediate Holdings Inc	(j)	Software & Services	L+588	1.0%	12/9/22		30.6	25.5	29.4
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		44.1	44.1	42.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		22.4	22.3	21.7
MedAssets Inc		Health Care Equipment & Services	L+450	1.0%	10/20/22		5.7	4.9	4.7
MI Windows and Doors Inc	(i)	Capital Goods	L+550	1.0%	11/6/26		5.0	4.2	4.8
Monitronics International Inc	(i)	Commercial & Professional Services	L+500	1.5%	7/3/24		33.5	29.8	32.3
Ontic Engineering & Manufacturing Inc	(j)	Capital Goods	L+475		10/31/26		2.2	1.8	2.1
Onvoy LLC	(i)	Telecommunication Services	L+450	1.0%	2/10/24		0.2	0.1	0.1
Parts Town LLC	(e)(i)	Retailing	L+550	1.0%	10/15/25		24.9	24.8	23.7
Qdoba Restaurant Corp		Consumer Services	L+700	1.0%	3/21/25		2.0	1.7	1.7
Sequa Corp	(i)(j)	Capital Goods	L+500	1.0%	11/28/21		33.8	30.0	31.1
Smart & Final Stores LLC	(i)(j)	Food & Staples Retailing	L+675		6/20/25		25.3	23.9	24.9
Staples Canada	(e)(i)	Retailing	C+700	1.0%	9/12/24	C$	46.6	35.8	34.3
Sutherland Global Services Inc	(i)	Software & Services	L+538	1.0%	4/23/21		$25.1	20.9	21.5
Syncsort Inc	(i)	Software & Services	L+600	1.0%	8/16/24		10.6	8.5	10.4
Total Safety US Inc	(i)	Capital Goods	L+600	1.0%	8/16/25		7.9	6.4	6.9
Trace3 Inc	(e)(i)	Software & Services	L+675	1.0%	8/3/24		32.9	32.7	32.3
Transaction Services Group Ltd	(e)(i)	Consumer Services	B+600		10/15/26	A$	62.5	42.0	39.5
WireCo WorldGroup Inc	(i)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien								679.2	679.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Senior Secured Loans—Second Lien—41.4%
Access CIG LLC	(j)	Commercial & Professional Services	L+775		2/27/26	$1.9	$1.6	$1.7
Albany Molecular Research Inc	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	0.9	0.7	0.9
American Bath Group LLC	(i)	Capital Goods	L+975	1.0%	9/30/24	10.0	9.1	9.2
Ammeraal Beltech Holding BV	(e)(i)	Capital Goods	L+800	1.0%	9/12/26	52.3	50.6	48.6
BCA Marketplace PLC	(e)(i)	Retailing	L+825		11/22/27	£29.9	38.7	34.5
EaglePicher Technologies LLC	(j)	Capital Goods	L+725		3/8/26	$0.4	0.4	0.4
Emerald Performance Materials LLC	(i)	Materials	L+775	1.0%	8/1/22	4.1	3.5	4.0
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	7.5	5.8	7.2
LBM Borrower LLC	(i)(j)	Capital Goods	L+925	1.0%	8/20/23	14.9	14.4	14.0
Misys Ltd	(i)	Software & Services	L+725	1.0%	6/13/25	12.5	10.6	10.9
New Arclin US Holding Corp	(j)	Materials	L+875	1.0%	2/14/25	0.3	0.2	0.2
OPE Inmar Acquisition Inc	(i)	Software & Services	L+800	1.0%	5/1/25	9.6	7.2	6.4
Paradigm Acquisition Corp		Health Care Equipment & Services	L+750		10/26/26	0.5	0.4	0.4
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	40.8	34.5
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.7	17.4
Sequa Corp	(i)	Capital Goods	L+900	1.0%	4/28/22	18.9	15.7	13.8
Transplace	(i)	Transportation	L+875	1.0%	10/6/25	3.3	2.4	2.7
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.5	69.6	65.4

Total Senior Secured Loans—Second Lien							289.4	272.2

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Other Senior Secured Debt—2.5%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	$15.0	$15.3	$13.3
Vivint Inc	(i)	Commercial & Professional Services	7.9%		12/1/22	3.0	3.0	3.0

Total Other Senior Secured Debt							18.3	16.3

Subordinated Debt—9.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(i)	Energy	10.0%		4/1/22	26.0	25.9	22.3
Diamond Resorts International Inc	(i)	Consumer Services	10.8%		9/1/24	3.0	3.0	2.8
GFL Environmental Inc	(i)	Commercial & Professional Services	8.5%		5/1/27	5.3	5.8	5.8
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	10.7	9.4	11.0
MultiPlan Inc	(i)	Health Care Equipment & Services	7.1%		6/1/24	7.1	5.7	6.6
Plastipak Holdings Inc	(i)	Materials	6.3%		10/15/25	1.0	0.7	0.9
Ply Gem Holdings Inc	(i)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	5.7	4.4	5.8
Vivint Inc	(i)	Commercial & Professional Services	7.6%		9/1/23	5.0	4.4	4.6

Total Subordinated Debt							59.5	60.0

Asset Based Finance—3.7%
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	4.8	3.1
Pretium Partners LLC P1, Structured Mezzanine	(e)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.6
Pretium Partners LLC P2, Structured Mezzanine	(e)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.6	14.7	14.8

Total Asset Based Finance							26.3	24.5

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Equity/Other—8.2%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(k)	Energy				13,556	$3.6	$3.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(h)(k)	Energy				115,178,571	30.5	27.1
SSC (Lux) Limited S.a r.l., Common Stock	(e)(h)(i)	Health Care Equipment & Services				261,364	8.1	8.0
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)(h)(i)	Software & Services				620,025	7.1	6.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				563,932	6.4	9.1
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	84,590	0.2	0.0

Total Equity/Other							55.9	53.9

TOTAL INVESTMENTS—168.3%							1,128.6	1,106.3

DERIVATIVE INSTRUMENTS —(0.5%)
Foreign currency forward contracts								$(3.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.30% , the Euro Interbank Offered Rate, or EURIBOR or “E”, was (0.42)%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.15% and the Canadian Dollar Offer Rate, or CDOR or “C”, was 0.56%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€51.4	55.9	56.2
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/6/25		$66.6	66.6	66.6
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		17.7	17.7	17.7
Parts Town LLC	(e)	Retailing	L+550	1.0%	10/15/25		25.0	24.9	24.9
Sequa Corp		Materials	L+500	1.0%	11/28/21		17.8	17.9	17.9
Smart & Final Stores LLC		Food & Staples Retailing	L+675		6/20/25		17.7	17.1	17.1
Staples Canada	(e)	Retailing	L+700	1.0%	9/12/24	C$	49.0	37.8	38.7
Trace3 Inc	(e)	Software & Services	L+675	1.0%	8/3/24		$34.3	34.0	34.0
Transaction Services Group Ltd	(e)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	43.0
Vertiv Group Corp		Technology Hardware & Equipment	L+400	1.0%	11/30/23		$13.7	13.7	13.7
Vivint Inc		Commercial & Professional Services	L+500		4/1/24		18.4	18.3	18.4

Total Senior Secured Loans—First Lien								543.9	547.0

Senior Secured Loans—Second Lien—41.8%
Ammeraal Beltech Holding BV	(e)	Capital Goods	L+800		7/27/26		52.3	50.5	50.5
BCA Marketplace PLC	(e)	Retailing	L+825		9/24/27		£29.9	38.6	39.2
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27		$3.9	3.7	3.7
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23		10.0	9.9	9.9
Misys Ltd		Software & Services	L+725	1.0%	6/13/25		4.7	4.6	4.6
Pure Fishing Inc	(e)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	40.4	40.4
Rise Baking Company	(e)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	17.7
Sequa Corp		Materials	L+900	1.0%	4/28/22		7.5	7.4	7.4
Wittur Holding GmbH	(e)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27		€64.3	69.3	70.0

Total Senior Secured Loans—Second Lien								242.1	243.4

Other Senior Secured Debt—4.1%
Velvet Energy Ltd	(e)	Energy	9.0%		10/5/23		$15.0	$15.3	$15.3
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22		3.9	3.9	4.0

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

Below is selected balance sheet information for COP as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Selected Balance Sheet Information
Investments at fair value	$1,106.3	$960.8
Cash and other assets	118.0	98.7

Total assets	1,224.3	1,059.5

Debt	510.9	475.0
Other liabilities	56.2	1.7

Total liabilities	567.1	476.7

Member’s equity	$657.2	$582.8

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for COP for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Selected Statement of Operations Information
Total investment income	$28.0	$50.3
Expenses
Interest expense	4.0	9.3
Administrative services	0.8	1.5
Custody and administrative fees	0.0	0.0
Other	0.2	0.3

Total expenses	5.0	11.1

Net investment income	23.0	39.2
Net realized and unrealized losses	63.6	(28.8)

Net increase in net assets resulting from operations	$86.6	$10.4

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2020 and December 31, 2019:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2020 (Unaudited)	December 31, 2019
Interest rate swaps	Unrealized depreciation on interest rate swaps	(59)	(29)
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	—	(1)

Total		$(59)	$(30)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three and six months ended June 30, 2020 and 2019 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)		Net Realized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2020	2019	2020	2019
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(4)	$—	$(6)	$—
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	—	—	0	—

Total		$(4)	$—	$(6)	$—

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

		Net Unrealized Gains (Losses)		Net Unrealized Gains (Losses)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2020	2019	2020	2019
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$—	$(6)	$(30)	$(10)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	—	1	—

Total		$(1)	$(6)	$(29)	$(10)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2020 and December 31, 2019:

As of June 30, 2020 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
ING Capital Markets	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$27	$—	$—	$27	$—
ING Capital Markets	32	—	—	32	—

Total	$59	$—	$—	$59	$—

As of December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	0	—	—	—	0

Total	$0	$—	$—	$—	$0

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(14)	$0	$—	$14	$—
ING Capital Markets	(16)	0	—	15	(1)

Total	$(30)	$—	$—	$29	$(1)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

The average notional balance for interest rate swaps during the six months ended June 30, 2020 and June 30, 2019 was $900 and $350, respectively.

As of June 30, 2020 and December 31, 2019, the Company’s open interest rate swaps were as follows:

As of June 30, 2020 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(19)	$(19)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(8)	(8)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(22)	(22)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(10)	(10)

					$—	$(59)	$(59)

As of December 31, 2019
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(9)	$(9)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(8)	(8)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(7)	(7)

					$—	$(29)	$(29)

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

The average notional balance for foreign currency forward contracts during the six months ended June 30, 2020 and 2019 was $8 and $0, respectively.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

As of June 30, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2020 (Unaudited)		December 31, 2019
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$7	$—
Level 2—Significant other observable inputs	642	—	1,594	—
Level 3—Significant unobservable inputs	6,064	(2)	6,480	(4)
Investments measured at net asset value(1)	575	—	510	—

Total	$7,281	$(2)	$8,591	$(4)

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had interest rate swaps and foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2020 and December 31, 2019.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the six months ended June 30, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,905	$570	$95	$80	$485	$345	$6,480
Accretion of discount (amortization of premium)	4	0	0	0	0	0	4
Net realized gain (loss)	(189)	(118)	—	—	1	6	(300)
Net change in unrealized appreciation (depreciation)	(177)	(5)	(61)	(5)	(15)	(91)	(354)
Purchases	1,016	18	—	—	238	19	1,291
Paid-in-kind interest	5	1	3	5	15	6	35
Sales and repayments	(1,046)	(2)	—	—	(46)	(21)	(1,115)
Net transfers in or out of Level 3	8	15	—	—	—	—	23

Fair value at end of period	$4,526	$479	$37	$80	$678	$264	$6,064

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(285)	$(94)	$(61)	$(5)	$(15)	$(91)	$(551)

	For the Six Months Ended June 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,828	$212	$95	$6	$48	$263	$3,452
Accretion of discount (amortization of premium)	2	0	0	0	0	0	2
Net realized gain (loss)	(2)	—	—	—	0	(10)	(12)
Net change in unrealized appreciation (depreciation)	(3)	(10)	(2)	1	(2)	22	6
Purchases	388	76	15	33	49	5	566
Paid-in-kind interest	2	1	1	—	1	4	9
Sales and repayments	(798)	(6)	(1)	—	(2)	(4)	(811)
Net transfers in or out of Level 3	2	—	—	—	—	—	2

Fair value at end of period	$2,419	$273	$108	$40	$94	$280	$3,214

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(6)	$(10)	$(3)	$—	$(2)	$15	$(6)

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2020 and December 31, 2019 were as follows:

Type of Investment	Fair Value at June 30, 2020 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,569	Discounted Cash Flow	Discount Rate	6.5% - 23.7% (9.2%)	Decrease
	465	Waterfall	EBITDA Multiple	0.1x - 13.9x (7.4x)	Increase
	7	Option Pricing Model	Equity Illiquidity Discount	60.0% - 60.0% (60.0%)	Decrease
	1	Other
Subordinated Debt	80	Discounted Cash Flow	Discount Rate	12.5% - 20.0% (12.7%)	Decrease
	0	Waterfall	EBITDA Multiple	10.0x - 10.0x (10.0x)	Increase
Asset Based Finance	350	Discounted Cash Flow	Discount Rate	4.3% - 14.7% (8.3%)	Decrease
	288	Waterfall	EBITDA Multiple	1.0x - 11.9x (1.5x)	Increase
	38	Other
	2	Indicative Dealer Quotes		25.8% - 25.8% (25.8%)	Increase
	0	Cost
Equity/Other	233	Waterfall	EBITDA Multiple	1.7x - 12.5x (7.5x)	Increase
	27	Option Pricing Model	Equity Illiquidity Discount	55.0% - 55.0% (55.0%)	Decrease
	2	Discounted Cash Flow	Discount Rate	14.7% - 14.7% (14.7%)	Decrease
	2	Other

Total	$6,064

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

Note 9. Financing Arrangements

Prior to June 18, 2020, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $3,386. As of June 30, 2020, the Company’s asset coverage was 224%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2020 are discussed below.

	As of June 30, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$748	(4)	$1,017	November 7, 2024
Germantown Credit Facility(1)	Term Loan Credit Facility	L+2.50%(2)	300		—	December 15, 2020
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	195		55	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	360		140	February 26, 2024
Jefferson Square Credit Facility(1)	Revolving Credit Facility	L+2.50%(2)	320		80	July 15, 2022
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.45%(2)	680		170	October 11, 2021
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	30		1	December 26, 2020(5)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	118		82	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	160		140	November 22, 2024
4.250% Notes due 2025(6)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			$3,386		$1,685

Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$—		$—	N/A(7)

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €126 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $114 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $158 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.69 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £142 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars.

(5)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of June 30, 2020, neither party had provided notice of its intent to terminate the facility.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(6)	As of June 30, 2020, the fair value of the 4.250% notes was approximately $427. The valuation is considered a Level 2 valuation within the fair value hierarchy.

(7)

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

	As of December 31, 2019
Arrangement(2)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% - 2.25%(1)(3)	$1,516	(4)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L+2.50%(1)	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%(1)	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L+2.00%(1)	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L+2.50%(1)	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L+2.45%(1)	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	100		—	September 26, 2020(5)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	38		12	December 26, 2020(6)
Ambler Credit Facility	Revolving Credit Facility	L+2.25%(1)	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L+2.25%(1)	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L+1.55%	$—		$—	N/A(7)
Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$94		$81	N/A(8)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

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

(7)

Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The TRS was terminated effective June 30, 2020. Center City Funding did not pay any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three and six months ended June 30, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended June 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$6	$0	$6
Germantown Credit Facility	3	—	3	—	—	—
Cooper River Credit Facility	—	—	—	1	0	1
Darby Creek Credit Facility	2	0	2	3	0	3
Dunlap Credit Facility	3	—	3	—	—	—
Jefferson Square Credit Facility	3	—	3	—	—	—
Juniata River Credit Facility	7	—	7	10	0	10
Senior Secured Revolving Credit Facility	7	1	8	4	1	5
Burholme Prime Brokerage Facility	1	—	1	—	—	—
Broomall Prime Brokerage Facility	0	—	0	—	—	—
Ambler Credit Facility	1	0	1	—	—	—
Meadowbrook Run Credit Facility	2	0	2	—	—	—
4.250% Notes due 2025	5	0	5	—	—	—

Total	$34	$1	$35	$24	$1	$25

	Six Months Ended June 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$13	$0	$13
Germantown Credit Facility	6	—	6	—	—	—
Cooper River Credit Facility	—	—	—	3	0	3
Darby Creek Credit Facility	4	0	4	5	0	5
Dunlap Credit Facility	7	—	7	—	—	—
Jefferson Square Credit Facility	7	—	7	—	—	—
Juniata River Credit Facility	15	1	16	22	1	23
Senior Secured Revolving Credit Facility	18	1	19	10	1	11
Burholme Prime Brokerage Facility	2	—	2	—	—	—
Broomall Prime Brokerage Facility	0	—	0	—	—	—
Ambler Credit Facility	2	0	2	—	—	—
Meadowbrook Run Credit Facility	4	0	4	—	—	—
4.250% Notes due 2025	8	0	8	—	—	—

Total	$73	$2	$75	$53	$2	$55

(1)

Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2020 were $3,854 and 3.71%, respectively. As of June 30, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.54%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2019 were $2,018 and 5.23%, respectively. As of June 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.21%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2020 and December 31, 2019.

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

On May 5, 2020, the Company entered into that certain Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, or the Amendment, to the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto to, among other things, (i) reset the minimum shareholders’ equity test as the greater of (a) 30% of the total assets as at the last day of such fiscal quarter and (b) $2,720.9 plus 37.5% of net equity proceeds after April 15, 2021, (ii) remove the 0.9091 multiplier previously applicable to its borrowing base, and (iii) reduce its asset coverage ratio test (for so long as it remains a borrower that has not yet listed on a nationally recognized securities exchange in the United States) from a minimum of 200% to a minimum of 175%.

Broomall Funding Prime Brokerage Facility

On June 22, 2020, Broomall Funding LLC, or Broomall Funding, a wholly-owned financing subsidiary of the Company, repaid in full and terminated its committed facility arrangement, or as subsequently amended, the Broomall Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

Center City Funding Total Return Swap

Effective June 30, 2020, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, terminated its total return swap, or TRS, for a portfolio of primarily senior secured floating rate loans with Citibank, N.A., or Citibank. Center City Funding did not pay any termination fee as a result of the termination of the TRS.

For the six months ended June 30, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $0 and net change unrealized appreciation (depreciation) on total return swap of $0 which are reflected in the Company’s consolidated statements of operations.

Cheltenham Funding Total Return Swap

Counterparty	Description	Termination Date	Value as of June 30, 2020
Citibank	A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate.	Prior to February 19, 2020 Citibank and Cheltenham Funding mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. The parties plan to terminate the TRS when all assets underlying the TRS have been purchased and any remaining trades have been canceled. Cheltenham Funding has not paid, nor will pay, any termination fee as a result of the orderly winddown and ultimate termination of the TRS.	$(2)

On January 19, 2016, the Company’s wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, entered into a TRS for a portfolio of primarily senior secured floating rate loans with Citibank, which has subsequently been amended.

As of June 30, 2020, the fair value of the TRS was $(2) which is reflected in the Company’s consolidated balance sheets as unrealized appreciation (depreciation) on total return swap. As of June 30, 2020, the receivable due on the TRS was $0 which is reflected within other accrued expenses and liabilities on the Company’s consolidated balance sheets. As of June 30, 2020, all assets held within the TRS were sold.

As of June 30, 2020, the Company posted $2 in cash collateral held by Citibank (of which only $2 and was required to be posted). The cash collateral held by Citibank is reflected in the Company’s consolidated balance sheets as due from counterparty. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation (depreciation) outstanding on the consolidated balance sheets as of June 30, 2020.

For the six months ended June 30, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $(1) and net change unrealized appreciation (depreciation) on total return swap of $3 which are reflected in the Company’s consolidated statements of operations.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2020, the Company’s unfunded commitments consisted of the following:

Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$12.7
All Systems Holding LLC	3.0
Apex Group Limited	2.2
Aspect Software Inc	3.3
CSafe Global	6.1
Eagle Family Foods Inc	5.2
Entertainment Benefits Group LLC	0.9
Heniff Transportation Systems LLC	5.6
Industria Chimica Emiliana Srl	14.8
J S Held LLC	8.6
J S Held LLC	6.4
Kellermeyer Bergensons Services LLC	40.6
Kodiak BP LLC	8.8
Lexitas Inc	2.9
Lexitas Inc	4.3
Monitronics International Inc	39.3
Motion Recruitment Partners LLC	34.6
P2 Energy Solutions Inc	5.4
Pretium Packaging LLC	22.4
RSC Insurance Brokerage Inc	18.0
RSC Insurance Brokerage Inc	3.6
Sungard Availability Services Capital Inc	1.6
Truck-Lite Co LLC	8.7
Truck-Lite Co LLC	18.6
Zeta Interactive Holdings Corp	4.4
Asset Based Finance
Home Partners JV, Structured Mezzanine	19.5
Home Partners JV 2, Structured Mezzanine	15.9
Opendoor Labs Inc, 2L Term Loan	53.6

Total	$371.0

Unfunded Asset Based Finance / Other commitments	$246.8

(1)	May be commitments to one or more entities affiliated with the named company.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

As of June 30, 2020, the Company’s debt commitments are comprised of $97.6 revolving credit facilities and $273.4 of delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(13.7). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of June 30, 2020, the Company also has an unfunded commitment to provide $284.4 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2020 and December 31, 2019.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six Months Ended June 30, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$29.44	$31.45
Results of operations(2)
Net investment income	0.98	2.80
Net realized gain (loss) and unrealized appreciation (depreciation)	(5.00)	(1.67)

Net increase (decrease) in net assets resulting from operations	(4.02)	1.13

Stockholder distributions(3)
Distributions from net investment income	(1.20)	(3.02)

Net decrease in net assets resulting from stockholder distributions	(1.20)	(3.02)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	—
Deduction of deferred costs(6)	—	(0.12)

Net increase (decrease) in net assets resulting from capital share transactions	—	(0.12)

Net asset value, end of period	$24.22	$29.44

Per share market value, end of period	$12.89	—

Shares outstanding, end of period	172,862,454	169,594,825

Total return based on net asset value(7)	(13.65)%	2.96%

Total return based on market value(8)	(9.86)%	—

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

	Six Months Ended June 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio/Supplemental Data:
Net assets, end of period	$4,186	$4,996

Ratio of net investment income to average net assets(9)	7.38%	9.07%
Ratio of operating expenses and excise taxes to average net assets(9)	8.56%	8.46%
Ratio of net operating expenses and excise taxes to average net assets(9)	8.56%	8.46%
Portfolio turnover(10)	18.86%	53.43%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,386	$3,809
Asset coverage per unit(11)	2.24	2.31

(1)

The share information utilized to determine per share data has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3. Per share data may be rounded in order to recompute the ending net asset value per share.

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

(8)

The total return based on market value for the six months ended June 30, 2020 was calculated by taking the closing price of the Company’s shares on the NYSE on June 30, 2020, adding the cash distributions per share that were declared during the period and dividing the total by $14.30, the closing price of the Company’s shares on the NYSE on June 17, 2020 (the first day the shares began trading on the NYSE). Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2020 are annualized. Annualized ratios for the six months ended June 30, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Six Months Ended June 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of subordinated income incentive fees to average net assets	1.84%	1.11%
Ratio of interest expense to average net assets	3.29%	4.04%
Ratio of excise taxes to average net assets	—	0.04%

(10)	Portfolio turnover for the six months ended June 30, 2020 is not annualized.

(11)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events

On July 31, 2020, Germantown Funding LLC, or Germantown Funding, a wholly-owned special-purpose financing subsidiary of the Company, permanently prepaid a portion of its term loan credit facility, or as subsequently amended, the Germantown Credit Facility, with Goldman Sachs Bank USA, or Goldman Sachs, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral agent and collateral administrator. The prepayment permanently reduced the facility amount from $300 to $175.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;

•	future changes in laws or regulations and conditions in our operating areas; and

•	the price at which shares of our common stock may trade on the New York Stock Exchange, or NYSE.

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

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”. The Listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2020 and for the Year Ended December 31, 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2020 and the year ended December 31, 2019:

Net Investment Activity	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Purchases	$182	$1,499
Sales and Repayments	(367)	(2,010)

Net Portfolio Activity	$(185)	$(511)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$23	13%	$1,103	74%
Senior Secured Loans—Second Lien	14	8%	50	3%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	—	—	3	—
Asset Based Finance	39	21%	237	16%
Credit Opportunities Partners, LLC	87	48%	87	6%
Equity/Other	19	10%	19	1%

Total	$182	100%	$1,499	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,391	$4,855	67%	$6,017	$5,717	67%
Senior Secured Loans—Second Lien	787	634	9%	941	809	9%
Other Senior Secured Debt	181	99	1%	243	228	3%
Subordinated Debt	205	176	2%	479	489	5%
Asset Based Finance	742	678	9%	535	485	6%
Credit Opportunities Partners, LLC	591	575	8%	503	510	6%
Equity/Other	318	264	4%	323	353	4%

Total	$8,215	$7,281	100%	$9,041	$8,591	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,391	$4,855	67%	$6,090	$5,788	67%
Senior Secured Loans—Second Lien	787	634	9%	961	827	10%
Other Senior Secured Debt	181	99	1%	243	228	3%
Subordinated Debt	205	176	2%	479	489	5%
Asset Based Finance	742	678	9%	535	485	5%
Credit Opportunities Partners, LLC	591	575	8%	503	510	6%
Equity/Other	318	264	4%	324	353	4%

Total	$8,215	$7,281	100%	$9,135	$8,680	100%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Number of Portfolio Companies	164	213
% Variable Rate Debt Investments (based on fair value)(1)(2)	71.1%	72.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.9%	14.7%
% Other Income Producing Investments (based on fair value)(3)	10.1%	6.9%
% Non-Income Producing Investments (based on fair value)(2)	3.5%	3.4%
% of Investments on Non-Accrual (based on fair value)	5.4%	2.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.7%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	7.4%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the six months ended June 30, 2020, our total return based on net asset value was (13.65)% and our total return based on market value was (9.86)%. For the year ended December 31, 2019, our total return based on net asset value was 2.96%. See footnotes 7 and 8 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of June 30, 2020 and December 31, 2019:

Characteristics of All Direct Originations Held in Portfolio	June 30, 2020	December 31, 2019
Number of Portfolio Companies	111	110
% of Investments on Non-Accrual (based on fair value)	5.9%	2.5%
Total Cost of Direct Originations	$7,127	$7,161
Total Fair Value of Direct Originations	$6,421	$6,713
% of Total Investments, at Fair Value	88.2%	78.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.5%	9.3%
Weighted Average Annual Yield on All Debt Investments(2)	7.4%	8.5%

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$55	0.8%	$182	2.1%
Capital Goods	965	13.2%	1,139	13.3%
Commercial & Professional Services	747	10.3%	861	10.0%
Consumer Durables & Apparel	298	4.1%	302	3.5%
Consumer Services	259	3.5%	548	6.4%
Credit Opportunities Partners, LLC	575	7.9%	510	5.9%
Diversified Financials	573	7.9%	402	4.7%
Energy	172	2.4%	328	3.8%
Food & Staples Retailing	173	2.4%	223	2.6%
Food, Beverage & Tobacco	93	1.3%	132	1.5%
Health Care Equipment & Services	688	9.4%	888	10.3%
Household & Personal Products	109	1.5%	1	0.0%
Insurance	238	3.3%	220	2.6%
Materials	132	1.8%	354	4.1%
Media & Entertainment	261	3.6%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	89	1.2%	187	2.2%
Real Estate	237	3.2%	122	1.4%
Retailing	334	4.6%	435	5.1%
Semiconductors & Semiconductor Equipment	—	—	3	0.0%
Software & Services	856	11.8%	874	10.2%
Technology Hardware & Equipment	142	1.9%	174	2.0%
Telecommunication Services	145	2.0%	154	1.8%
Transportation	140	1.9%	143	1.7%

Total	$7,281	100.0%	$8,591	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,172	57%	$5,299	62%
2	2,108	29%	2,624	30%
3	430	6%	356	4%
4	571	8%	312	4%

Total	$7,281	100%	$8,591	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenues

Our investment income for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$126	75%	$102	90%	$277	76%	$210	90%
Paid-in-kind interest income	16	10%	4	4%	30	8%	9	4%
Fee income	7	4%	6	6%	22	6%	13	6%
Dividend income	19	11%	—	0%	34	10%	0	0%

Total investment income(1)	$168	100%	$112	100%	$363	100%	$232	100%

(1)

For the three months ended June 30, 2020 and 2019, such revenues represent $148 and $105, respectively, of cash income earned as well as $20 and $7, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the six months ended June 30, 2020 and 2019, such revenues represent $324 and $218, respectively, of cash income earned as well as $39 and $14, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 can primarily be attributed to the increase in assets resulting from the Mergers.

The increase in dividend income during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 was primarily due to dividends paid in respect to our investment in Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$29	$17	$62	$35
Subordinated income incentive fees	19	9	42	20
Administrative services expenses	1	1	3	2
Stock transfer agent fees	1	—	2	1
Accounting and administrative fees	—	1	1	1
Interest expense	35	25	75	55
Other	8	1	10	2

Total operating expenses	$93	$54	$195	$116

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ratio of operating expenses to average net assets	2.21%	2.11%	4.28%	4.52%
Ratio of incentive fees and interest expense to average net assets(1)	1.28%	1.35%	2.57%	2.93%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.93%	0.76%	1.71%	1.59%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $75 ($0.44 per share) and $58 ($0.72 per share) for the three months ended June 30, 2020 and 2019, respectively. The increase in net investment income for the three months ended June 30, 2020 can be attributed to the increase in investment income discussed above.

Our net investment income totaled $168 ($0.98 per share) and $116 ($1.43 per share) for the six months ended June 30, 2020 and 2019, respectively. The increase in net investment income for the six months ended June 30, 2020 can be attributed to the increase in investment income discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments(1)	$(143)	$(22)	$(360)	$(41)
Net realized gain (loss) on total return swap	1	—	(1)	—
Net realized gain (loss) on foreign currency forward contracts	—	—	0	—
Net realized gain (loss) on interest rate swaps	(4)	—	(6)	—
Net realized gain (loss) on foreign currency	—	—	1	0

Total net realized gain (loss)	$(146)	$(22)	$(366)	$(41)

(1)

We sold investments and received principal repayments, respectively, of $116 and $181 during the three months ended June 30, 2020 and $30 and $839 during the three months ended June 30, 2019. We sold investments and received principal repayments, respectively, of $1,069 and $941 during the six months ended June 30, 2020 and $145 and $927 during the six months ended June 30, 2019.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$121	$15	$(484)	$52
Net change in unrealized appreciation (depreciation) on total return swap	(1)	—	2	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	—	1	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	—	(6)	(30)	(10)
Net change in unrealized gain (loss) on foreign currency	(26)	(2)	23	(3)

Total net change in unrealized appreciation (depreciation)	$93	$7	$(488)	$39

During the three and six months ended June 30, 2020, the net change in unrealized appreciation (depreciation) was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2020 and 2019, the net increase in net assets resulting from operations was $22 ($0.13 per share) and $43 ($0.53 per share), respectively.

For the six months ended June 30, 2020, the net decrease in net assets resulting from operations was $(686) ($(4.02) per share) compared to a net increase in net assets resulting from operations of $114 ($1.41 per share) during the six months ended June 30, 2019.

This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”. The Listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

As of June 30, 2020, we had $295 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $1,685 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2020, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2020, we had unfunded debt investments with aggregate unfunded commitments of $371.0, unfunded equity/other commitments of $246.8, and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 18, 2020, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by us was $3,386 billion. As of June 30, 2020, our asset coverage was 224%. See “—Financing Arrangements.”

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

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2020:

Arrangement(1)	Type of Arrangement	Rate(1)	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+2.00% - 2.25%(3)	$748	(4)	$1,017	November 7, 2024
Germantown Credit Facility(2)	Term Loan Credit Facility	L+2.50%	300		—	December 15, 2020
Darby Creek Credit Facility(2)	Revolving Credit Facility	L+1.95%	195		55	February 26, 2024
Dunlap Credit Facility(2)	Revolving Credit Facility	L+2.00%	360		140	February 26, 2024
Jefferson Square Credit Facility(2)	Revolving Credit Facility	L+2.50%	320		80	July 15, 2022
Juniata River Credit Facility(2)	Revolving Credit Facility	L+2.45%	680		170	October 11, 2021
Burholme Prime Brokerage Facility(2)	Prime Brokerage Facility	L+1.25%	30		1	December 26, 2020(5)
Ambler Credit Facility(2)	Revolving Credit Facility	L+2.25%	118		82	November 22, 2024
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	L+2.25%	160		140	November 22, 2024
4.250% Notes due 2025(6)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			3,386		1,685

Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$—		$—	N/A(7)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €126 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $114 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $158 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.69 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £142 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars.

(5)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of June 30, 2020, neither party had provided notice of its intent to terminate the facility.

(6)	As of June 30, 2020, the fair value of the 4.250% notes was approximately $427. The valuation is considered a Level 2 valuation within the fair value hierarchy.

(7)

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2020 or 2019 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.7540	$61
June 30, 2019	0.7540	61

Total	$1.5080	$122

Fiscal 2020
March 31, 2020	$0.6000	$102
June 30, 2020	0.6000	102

Total	$1.2000	$204

(1)

The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3 to our unaudited consolidated financial statements included herein.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments

On July 31, 2020, Germantown Funding permanently prepaid a portion of the Germantown Credit Facility. For additional discussion of the partial prepayment, see Note 12 to our unaudited consolidated financial statements included herein.

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

The Advisor, any approved independent third-party valuation services and our board of directors may also consider private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-

party investments in the portfolio companies or industry practices in determining fair value. The Advisor, any approved independent third-party valuation services and our board of directors may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, and may apply discounts or premiums, where and as appropriate, due to the higher (or lower) financial risk and/or the smaller size of portfolio companies relative to comparable firms, as well as such other factors as our board of directors, in consultation with the Advisor and any approved independent third party valuation services, if applicable, may consider relevant in assessing fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three and six months ended June 30, 2020 and 2019.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2020 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(2)	November 7, 2024	$748	—	—	$748	—
Germantown Credit Facility(3)	December 15, 2020	$300	$300	—	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$195	—	—	$195	—
Dunlap Credit Facility(5)	February 26, 2024	$360	—	—	$360	—
Jefferson Square Credit Facility(6)	July 15, 2022	$320	—	$320	—	—
Juniata River Credit Facility(7)	October 11, 2021	$680	—	$680	—	—
Burholme Prime Brokerage Facility(8)	December 26, 2020	$30	$30	—	—	—
Ambler Credit Facility(9)	November 22, 2024	$118	—	—	$118	—
Meadowbrook Run Credit Facility(10)	November 22, 2024	$160	—	—	$160	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)

At June 30, 2020, $1,017 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €126 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $114 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.73 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $158 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.69 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £142 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.24 as of June 30, 2020 to reflect total amount outstanding in U.S. dollars.

(3)	At June 30, 2020, no amounts remained unused under the financing arrangement.

(4)	At June 30, 2020, $55 remained unused under the Darby Creek Credit Facility.

(5)	At June 30, 2020, $140 remained unused under the Dunlap Credit Facility.

(6)	At June 30, 2020, $80 remained unused under the Jefferson Square Credit Facility.

(7)	At June 30, 2020, $170 remained unused under the Juniata River Credit Facility.

(8)	At June 30, 2020, $1 remained unused under the Burholme Prime Brokerage Facility.

(9)	At June 30, 2020, $82 remained unused under the Ambler Credit Facility.

(10)	At June 30, 2020, $140 remained unused under the Meadowbrook Run Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 71.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.9% were debt investments paying fixed interest rates, while 10.1% were other income producing investments, 3.5% consisted of non-income producing investments and the remaining 5.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In recent weeks, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of June 30, 2020, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 30 basis points	$(2)	$(9)	$7	1.5%
No change	—	—	—	—
Up 100 basis points	$23	$29	$(6)	(1.4%)
Up 300 basis points	$129	$87	$42	9.3%
Up 500 basis points	$238	$145	$93	20.8%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2020					Hedges As of June 30, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	152.7	$105.0	$101.6	$10.2	—	—
British Pound Sterling		£138.7	178.9	164.8	16.5	—	—
Canadian Dollars	C$	120.7	90.7	81.3	8.1	—	—
Euros		€135.8	136.8	132.0	13.2	—	—
Swedish Kronor		0.6kr	0.1	0.1	—	—	—

Total			$511.5	$479.8	$48.0		—

(1)	Excludes effect, if any, of any foreign currency hedges.

We may use derivative instruments from time to time, including foreign currency forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and the U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related to our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of June 30, 2020, there were no foreign currency forward contracts outstanding. As of June 30, 2020, we had outstanding borrowings denominated in foreign currencies of €126, CAD $114, £142 and A$158 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock, and any such issuance could materially dilute our stockholders’ interest in our common stock and reduce our net asset value per share.

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on June 27, 2021. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2020, the Company’s board of directors authorized a stock repurchase program, or the May 2020 Share Repurchase Program. Under the May 2020 Share Repurchase Program, the Company is permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The May 2020 Share Repurchase Program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The May 2020 Share Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The May 2020 Share Repurchase Program may be suspended, extended, modified or discontinued at any time.

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In June 2020, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The Affiliated Purchaser Program provides for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein.

During the period from July 1, 2020 to July 31, 2020, in the aggregate, the May 2020 Share Repurchase Program and the Affiliated Purchaser Program, repurchased or purchased, as applicable, 3,082,501 shares of our common stock at an average price per share (inclusive of commissions paid) of $14.14 (totaling $44).

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Articles of Amendment. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.5	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.6	Fourth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Second Amended and Restated Distribution Reinvestment Plan of the Company, effective as of June 17, 2020. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.3	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.5	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.15	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.16	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2020.)

10.17	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.18	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.19	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.20	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.21	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.22	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.23	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.24	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.25	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.26	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.27	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.28	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.29	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.30	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.31	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.32	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.33	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.34	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.35	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.36	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.37	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.38	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.39	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.40	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.41	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.42	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.43	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.44	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.45	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.46	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.47	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.48	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.49	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and the Company, as servicer. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.50*	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, the Company, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.51	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.52	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.53	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.54	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.55	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2020.

FS KKR CAPITAL CORP. II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel
Chief Accounting Officer