Form 10-Q
period 2020-09-30
FS KKR Capital Corp. II
filed 2020-11-09
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	FSKR	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 170,131,966 shares of the registrant’s common stock outstanding as of November 3, 2020

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,862 and $8,004 respectively)	$6,352	$7,670
Non-controlled/affiliated investments (amortized cost—$425 and $478, respectively)	317	356
Controlled/affiliated investments (amortized cost—$649 and $559, respectively)	662	565

Total investments, at fair value (amortized cost—$7,936 and $9,041, respectively)	7,331	8,591
Cash	134	163
Foreign currency, at fair value (cost—$6 and $4, respectively)	6	4
Collateral held at broker for open interest rate swap contracts	54	44
Due from counterparty	—	45
Receivable for investments sold and repaid	110	23
Income receivable	99	84
Deferred financing costs	14	12
Unrealized appreciation on foreign currency forward contracts	0	—
Prepaid expenses and other assets	2	4

Total assets	$7,750	$8,970

Liabilities
Payable for investments purchased	$32	$37
Debt (net of deferred financing costs of $0 and $0, respectively)(1)	3,288	3,809
Stockholder distributions payable	94	—
Management fees payable	28	35
Subordinated income incentive fees payable(2)	22	11
Administrative services expense payable	2	3
Interest payable	15	30
Unrealized depreciation on foreign currency forward contracts	0	1
Unrealized depreciation on total return swap	—	4
Unrealized depreciation on interest rate swaps	54	29
Other accrued expenses and liabilities	8	15

Total liabilities	3,543	3,974

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 170,597,301 and 169,594,825 shares issued and outstanding, respectively(4)	—	1
Capital in excess of par value	5,842	5,794
Retained earnings (accumulated deficit)(5)	(1,635)	(799)

Total stockholders’ equity	4,207	4,996

Total liabilities and stockholders’ equity	$7,750	$8,970

Net asset value per share of common stock at period end	$24.66	$29.44

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The outstanding shares and net asset value per common share reflect the Reverse Stock Split on a retroactive basis.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$117	$89	$385	$288
Paid-in-kind interest income	12	5	33	9
Fee income	5	5	27	19
Dividend income	10	1	12	1
From non-controlled/affiliated investments:
Interest income	2	6	8	16
Paid-in-kind interest income	3	2	11	7
Fee income	—	—	—	0
From controlled/affiliated investments:
Interest income	1	—	4	—
Paid-in-kind interest income	1	—	2	—
Dividend income	21	—	53	—

Total investment income	172	108	535	340

Operating expenses
Management fees	28	17	90	52
Subordinated income incentive fees(1)	22	5	64	25
Administrative services expenses	2	2	5	3
Stock transfer agent fees	0	0	2	2
Accounting and administrative fees	1	0	2	1
Interest expense(2)	26	24	101	79
Listing advisory fees	—	—	7	—
Other general and administrative expenses	3	1	6	3

Net expenses	82	49	277	165

Net investment income	90	59	258	175

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(131)	(8)	(382)	(49)
Non-controlled/affiliated investments	(120)	0	(229)	0
Controlled/affiliated investments	(1)	—	(1)	—
Net realized gain (loss) on total return swap	(1)	—	(2)	—
Net realized gain (loss) on foreign currency forward contracts	—	—	0	—
Net realized gain (loss) on interest rate swaps	(5)	0	(11)	0
Net realized gain (loss) on foreign currency	(13)	1	(12)	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	275	(80)	(176)	(38)
Non-controlled/affiliated investments	26	5	14	14
Controlled/affiliated investments	28	—	7	—
Net change in unrealized appreciation (depreciation) on total return swap	2	—	4	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	—	1	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	5	(2)	(25)	(12)
Net change in unrealized gain (loss) on foreign currency	(6)	3	17	1

Total net realized and unrealized gain (loss) on investments	59	(81)	(795)	(83)

Net increase (decrease) in net assets resulting from operations	$149	$(22)	$(537)	$92

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.87	$(0.27)	$(3.14)	$1.13

Weighted average shares outstanding(3)	171,801,325	81,836,620	171,012,966	81,325,701

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

(3)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations
Net investment income	$90	$59	$258	$175
Net realized gain (loss) on investments, swap contracts, foreign currency forward contracts and foreign currency	(271)	(7)	(637)	(48)
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	336	(77)	(175)	(36)
Net change in unrealized gain (loss) on foreign currency	(6)	3	17	1

Net increase (decrease) in net assets resulting from operations	149	(22)	(537)	92

Stockholder distributions(2)
Distributions to stockholders	(95)	(62)	(299)	(184)

Net decrease in net assets resulting from stockholder distributions	(95)	(62)	(299)	(184)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	25	80	76
Repurchases of common stock	(33)	—	(33)	(52)

Net increase (decrease) in net assets resulting from capital share transactions	(33)	25	47	24

Total increase (decrease) in net assets	21	(59)	(789)	(68)
Net assets at beginning of period	4,186	2,558	4,996	2,567

Net assets at end of period	$4,207	$2,499	$4,207	$2,499

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(537)	$92
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,731)	(1,157)
Paid-in-kind interest	(49)	(16)
Proceeds from sales and repayments of investments	2,287	1,214
Net realized (gain) loss on investments	612	49
Net change in unrealized (appreciation) depreciation on investments	155	23
Net change in unrealized (appreciation) depreciation on total return swap(1)	(4)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	—
Net change in unrealized (appreciation) depreciation on interest rate swaps	25	12
Accretion of discount	(14)	(8)
Amortization of deferred financing costs	3	3
Unrealized (gain) loss on borrowings in foreign currency	(17)	(1)
(Increase) decrease in collateral held at broker for open swap contracts	(10)	—
(Increase) decrease in due from counterparty	45	—
(Increase) decrease in receivable for investments sold and repaid	(87)	(8)
(Increase) decrease in income receivable	(15)	(8)
(Increase) decrease in receivable on interest rate swaps	—	(1)
(Increase) decrease in deferred merger costs	—	(1)
(Increase) decrease in prepaid expenses and other assets	2	—
Increase (decrease) in payable for investments purchased	(5)	11
Increase (decrease) in management fees payable	(7)	—
Increase (decrease) in subordinated income incentive fees payable	11	(1)
Increase (decrease) in administrative services expense payable	(1)	1
Increase (decrease) in interest rate swap income payable	—	1
Increase (decrease) in interest payable	(15)	(3)
Increase (decrease) in other accrued expenses and liabilities	(7)	(2)

Net cash provided by (used in) operating activities	640	200

Cash flows from financing activities
Repurchases of common stock	(33)	(52)
Stockholder distributions	(125)	(108)
Borrowings under financing arrangements(1)	2,005	765
Repayments of financing arrangements(1)	(2,504)	(826)
Deferred financing costs paid	(10)	(2)

Net cash provided by financing activities	(667)	(223)

Total increase (decrease) in cash	(27)	(23)
Cash and foreign currency at beginning of period	167	150

Cash and foreign currency at end of period	$140	$127

Supplemental disclosure
Non-cash purchase of investments	$(247)	$(35)

Non-cash sale of investments	$247	$35

Distributions reinvested	$80	$76

Local and excise taxes paid	$2	$2

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2020 and 2019, the Company paid $113 and $79 respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien —116.6%
5 Arch Income Fund 2 LLC	(r)(t)(u)(x)(y)	Diversified Financials	9.0%		11/18/23		$100.8	$100.8	$91.4
5 Arch Income Fund 2 LLC	(r)(s)(t)(u)	Diversified Financials	9.0%		11/18/23		12.7	12.7	11.5
Accuride Corp	(l)(n)(ab)	Capital Goods	L+525	1.0%	11/17/23		12.6	10.8	9.9
Acproducts Inc	(l)(p)(ab)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		24.1	23.9	24.2
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+750	1.0%	10/4/22		9.0	7.6	5.5
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+325	1.0%	7/23/21		5.7	5.6	5.6
All Systems Holding LLC	(f)(k)(l)(m)(n)(p)	Commercial & Professional Services	L+625	1.0%	10/31/23		205.9	205.9	206.2
All Systems Holding LLC	(s)	Commercial & Professional Services	L+625	1.0%	10/31/23		3.0	3.0	3.0
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+550, 1.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.6
American Tire Distributors Inc	(n)(ab)	Automobiles & Components	L+650, 1.5% PIK (1.5% Max PIK)	1.0%	9/2/24		16.2	14.4	13.9
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.3%	6/15/23		4.6	4.5	4.6
Apex Group Limited	(f)(k)(l)(n)(q)(r)	Diversified Financials	L+700	1.3%	6/16/25		69.9	69.2	70.6
Apex Group Limited	(n)(r)	Diversified Financials	L+700	1.5%	6/16/25		£23.0	29.2	30.0
Arrotex Australia Group Pty Ltd	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	46.2	31.8	33.4
Aspect Software Inc	(n)	Software & Services	8.0% PIK (8.0% Max PIK)		10/30/20		$0.2	0.0	0.2
Aspect Software Inc	(s)	Software & Services	L+500	1.0%	7/15/23		3.3	3.3	3.3
Aspect Software Inc	(l)(n)(p)	Software & Services	L+500	1.0%	1/15/24		21.0	19.2	20.7
ATX Networks Corp	(n)(p)(r)	Technology Hardware & Equipment	L+625, 1.5% PIK (1.5% Max PIK)	1.0%	12/31/23		80.6	78.0	69.8
Belk Inc	(n)(t)(u)(ab)	Retailing	L+675	1.0%	7/31/25		49.8	42.0	19.2
Berner Food & Beverage LLC	(n)	Food & Staples Retailing	L+875	1.0%	3/16/22		4.5	4.5	4.6
Borden Dairy Co	(n)(t)(u)(ad)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		39.0	38.3	—
Borden (New Dairy Opco)	(n)(ad)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		11.4	11.4	11.4
Borden (New Dairy Opco)	(n)(ad)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		25.2	25.2	25.2
Bugaboo International BV	(n)(r)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)		3/20/25		€1.7	1.9	1.9
Caprock Midstream LLC	(n)(ab)	Energy	L+475		11/3/25		$13.4	12.8	9.6
Charles Taylor PLC	(n)(r)	Diversified Financials	L+575		1/24/27		£19.4	24.7	23.2
Cimarron Energy Inc	(n)	Energy	L+900	1.0%	6/30/21		$7.5	7.5	7.2
Constellis Holdings LLC	(n)(ad)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(s)	Capital Goods	L+650	1.0%	11/1/21		9.1	9.1	9.0
CSafe Global	(f)(k)(l)(n)(p)(q)	Capital Goods	L+650	1.0%	10/31/23		96.8	96.8	95.9
CSafe Global	(s)	Capital Goods	L+650	1.0%	10/31/23		6.1	6.1	6.0
CSM Bakery Products	(l)(ab)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		6.4	6.3	6.0
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24		0.0	0.0	0.0
Datatel Inc	(n)(ab)(ac)	Software & Services	L+375	0.8%	10/7/27		2.4	2.4	2.4
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		2.9	2.9	2.9
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		5.3	5.2	5.2
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		53.2	52.8	53.0
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24		8.9	8.2	7.0
EIF Van Hook Holdings LLC	(n)(ab)	Energy	L+525		9/5/24		2.1	2.1	1.4
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26		8.6	8.3	7.1
Empire Today LLC	(f)(k)(l)(n)(p)(q)	Retailing	L+650	1.0%	11/17/22		127.3	127.2	128.0
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		5.0	5.0	4.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	$0.5	$0.5	$0.5
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	32.1	31.8	28.3
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	12.3	11.3	1.0
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	5.6	—
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	10/21/20	36.1	36.1	33.8
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.2	5.2
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	164.3	164.2	161.4
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	3.2	3.2	3.1
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	6.4	6.4	6.3
Heniff Transportation Systems LLC	(f)(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	74.8	74.6	74.2
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	60.9	44.3	15.5
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	6.0	6.0	6.0
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	53.5	53.2	42.4
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		6/30/26	€51.8	55.4	60.2
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		9/27/26	9.5	10.8	11.0
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$9.9	9.9	10.9
J S Held LLC	(f)(n)(p)	Insurance	L+600	1.0%	7/1/25	76.5	76.0	76.6
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	8.1	8.1	8.1
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.0	1.0	1.0
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	6.8	6.8	6.8
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	13.0	11.8	11.2
KBP Investments LLC	(n)	Food & Staples Retailing	L+550	1.0%	5/14/23	21.8	21.6	21.6
KBP Investments LLC	(s)	Food & Staples Retailing	L+550	1.0%	5/14/23	26.1	25.8	25.8
KBP Investments LLC	(s)	Food & Staples Retailing	L+550	1.0%	5/14/23	3.3	3.3	3.3
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(p)(q)	Commercial & Professional Services	L+650	1.0%	11/9/26	167.9	166.7	168.1
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/9/26	36.4	36.4	36.4
Kodiak BP LLC	(f)(k)(l)(m)(n)(p)(q)	Capital Goods	L+725	1.0%	12/2/24	223.6	223.6	225.8
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/2/24	8.8	8.8	8.9
LBM Borrower LLC	(l)(ab)	Capital Goods	L+375	1.0%	8/19/22	2.4	2.3	2.4
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	31.1	30.9	30.4
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.8
Lionbridge Technologies Inc	(f)(k)(p)(q)	Consumer Services	L+625	1.0%	12/29/25	89.6	89.2	89.7
Lipari Foods LLC	(f)(n)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	21.9	21.9	21.7
Lipari Foods LLC	(f)(m)(n)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	150.2	149.1	149.4
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+650	1.3%	3/29/24	39.1	37.4	29.7
Monitronics International Inc	(f)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	1.9	1.9	1.9
Monitronics International Inc	(n)	Commercial & Professional Services	L+500	1.5%	7/3/24	11.3	11.3	10.3
Monitronics International Inc	(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	58.7	58.7	53.5
Motion Recruitment Partners LLC	(n)(q)	Commercial & Professional Services	L+600	1.0%	12/19/25	43.6	43.2	39.3
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/19/25	34.6	34.6	31.2
NCI Inc	(n)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	4.2	4.2	3.1
One Call Care Management Inc	(n)(ab)(ad)	Health Care Equipment & Services	L+525	1.0%	11/27/22	2.9	2.6	2.6
P2 Energy Solutions Inc.	(n)	Software & Services	L+675	1.0%	1/31/25	2.7	2.7	2.7

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
P2 Energy Solutions Inc.	(s)	Software & Services	L+675	1.0%	1/31/25		$5.4	$5.4	$5.3
P2 Energy Solutions Inc.	(f)(k)(p)(q)	Software & Services	L+675	1.0%	2/2/26		135.4	133.9	133.2
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+350		8/1/24		25.4	23.1	21.9
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26		14.8	14.7	11.1
Polyconcept North America Inc	(n)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		0.4	0.4	0.4
Premium Credit Ltd	(n)(r)	Diversified Financials	L+650		1/16/26		£39.6	50.7	49.5
Pretium Packaging LLC	(f)(k)(l)(p)(q)	Household & Personal Products	L+625	1.0%	1/15/27		$110.6	109.6	110.7
Pretium Packaging LLC	(s)	Household & Personal Products	L+625	1.0%	1/15/27		22.7	22.4	22.7
Production Resource Group LLC	(n)(t)(u)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	161.9
Production Resource Group LLC	(n)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		12.8	12.8	12.8
Production Resource Group LLC	(s)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		46.9	46.9	46.9
Project Marron	(f)(n)(r)	Consumer Services	C+625		7/2/25	C$	28.7	21.9	19.6
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	24.1	23.6
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	113.0	109.6
PSKW LLC	(l)(m)(p)(q)	Health Care Equipment & Services	L+625	1.0%	3/9/26		160.9	159.0	158.6
Reliant Rehab Hospital Cincinnati LLC	(f)(l)(p)	Health Care Equipment & Services	L+675		9/2/24		117.2	116.4	110.9
Revere Superior Holdings Inc	(n)	Software & Services	L+575	1.0%	9/30/26		30.4	30.4	30.4
Revere Superior Holdings Inc	(s)	Software & Services	L+575	1.0%	9/30/26		2.3	2.3	2.3
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(p)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		94.3	94.3	94.3
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	9/30/26		3.7	3.6	3.7
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	10/30/26		5.9	5.9	5.9
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	10/30/26		33.2	33.2	33.2
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(p)	Insurance	L+550	1.0%	10/30/26		107.3	106.5	107.7
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	10/30/26		4.7	4.7	4.7
Safe-Guard Products International LLC	(f)(p)(q)	Diversified Financials	L+575		1/27/27		70.1	69.5	67.7
Savers Inc	(f)(n)(p)	Retailing	L+600, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24		54.2	53.7	52.8
Savers Inc	(f)(n)(r)	Retailing	C+650, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24	C$	75.3	55.6	56.0
Sequa Corp	(n)(ab)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$4.9	4.6	4.6
Sequa Corp	(n)	Capital Goods	L+950 (L+950 Max PIK)	1.0%	7/31/25		16.6	16.3	16.8
Sequel Youth & Family Services LLC	(f)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.4	15.4	13.4
Sequel Youth & Family Services LLC	(f)(l)(p)	Health Care Equipment & Services	L+800	1.0%	9/1/23		90.0	90.0	78.3
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.2	210.4	178.1
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		7.3	7.2	6.1
Sorenson Communications LLC	(f)(k)(m)(n)(q)(ab)	Telecommunication Services	L+650		4/29/24		64.1	62.1	64.2
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		3.2	3.1	3.3
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		1.7	1.6	1.7
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		6.0	6.0	5.3
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	2.5%	7/20/21		37.7	37.7	37.7
Tangoe LLC	(f)(n)(p)	Software & Services	L+650	1.0%	11/28/25		102.2	101.4	95.7
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/16/24		33.7	33.4	33.8
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	1.0
Trace3 Inc	(f)(k)(l)(n)(p)	Software & Services	L+675	1.0%	8/5/24		162.9	162.9	161.5
Transaction Services Group Ltd	(n)(r)	Consumer Services	B+600		10/15/26	A$	72.7	48.3	48.7

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	$20.1	$20.1	$18.8
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	£7.7	9.8	9.3
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24	$2.9	2.9	2.8
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/24	10.7	10.6	10.3
Truck-Lite Co LLC	(f)(k)(n)(p)	Capital Goods	L+625	1.0%	12/13/26	126.9	125.8	121.8
Truck-Lite Co LLC	(s)	Capital Goods	L+625	1.0%	12/13/26	18.8	18.6	18.0
Virgin Pulse Inc	(f)(l)(m)(p)	Software & Services	L+600	1.0%	5/22/25	158.2	157.3	158.2
Warren Resources Inc	(n)(ad)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	21.2	21.2	21.2
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24	2.9	2.6	2.6
West Corp	(p)(ab)	Software & Services	L+400	1.0%	10/10/24	14.0	13.1	12.7
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	10/15/21	0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	7/15/22	0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24	1.0	1.0	1.0
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24	0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.2	0.2	0.2
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.6	0.6	0.7
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24	0.7	0.7	0.7
Zeta Interactive Holdings Corp	(m)(n)(p)(q)	Software & Services	L+750	1.0%	7/29/22	122.2	122.2	122.2

Total Senior Secured Loans—First Lien							5,743.4	5,285.2
Unfunded Loan Commitments							(381.0)	(381.0)

Net Senior Secured Loans—First Lien							5,362.4	4,904.2

Senior Secured Loans—Second Lien—14.9%
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22	8.1	7.2	7.7
American Bath Group LLC	(l)(ab)	Capital Goods	L+975	1.0%	9/30/24	3.0	2.9	2.9
Ammeraal Beltech Holding BV	(f)(n)(p)(r)	Capital Goods	L+775	1.0%	9/12/26	51.3	50.5	47.7
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27	129.2	128.1	131.8
BCA Marketplace PLC	(n)(r)	Retailing	L+825		11/22/27	£30.2	37.3	36.9
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	$36.0	36.0	35.6
CDS US Intermediate Holdings Inc	(n)(r)(t)(u)	Media & Entertainment	L+825	1.0%	7/10/23	21.2	19.2	—
Chisholm Oil & Gas Operating LLC	(n)(t)(u)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	38.6	38.2	0.3
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26	3.2	3.1	3.3
Constellis Holdings LLC	(f)(n)(ad)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25	13.5	13.5	13.5
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	6.6	6.7	6.6
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.5	22.9
LBM Borrower LLC	(l)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	57.9	55.8	56.7
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.8	5.6	4.7
OEConnection LLC	(f)(p)	Software & Services	L+825		9/25/27	42.9	42.5	42.4
Ontic Engineering & Manufacturing Inc	(f)(n)(q)	Capital Goods	L+850		10/29/27	26.8	26.3	26.3
OPE Inmar Acquisition Inc	(l)(ab)	Software & Services	L+800	1.0%	5/1/25	15.0	15.0	11.0
Paradigm Acquisition Corp	(l)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.3
Peak 10 Holding Corp	(n)(t)(u)(ab)	Telecommunication Services	L+725		8/1/25	15.7	13.2	9.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Polyconcept North America Inc	(n)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	$0.2	$0.2	$0.1
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	38.4
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	16.6
Sequa Corp	(n)(ab)	Capital Goods	L+400, 6.8% PIK (6.8% Max PIK)	1.0%	4/28/24	2.3	2.4	1.9
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	6.5	5.9	4.7
Sorenson Communications LLC	(n)(p)	Telecommunication Services	L+1,150 PIK (L+1,150 PIK Max PIK)		4/30/25	16.4	16.5	16.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	8/21/25	2.4	2.4	2.2
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.8	12.8	12.8
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.6
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	14.1	14.0	10.9
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.4	60.9	61.2

Total Senior Secured Loans—Second Lien							713.1	628.8

Other Senior Secured Debt—1.8%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$16.6	10.7	—
APTIM Corp	(n)(t)(u)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	4.3
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	4.0
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	4.9	4.9	4.7
JW Aluminum Co	(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.4
Lycra	(n)(r)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	11.6
TruckPro LLC	(n)(ab)	Capital Goods	11.0%		10/15/24	6.4	6.1	6.5
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	6.6

Total Other Senior Secured Debt							92.3	74.1

Subordinated Debt—4.1%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(n)(ab)	Energy	10.0%		4/1/22	26.0	26.0	25.7
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	79.2	79.2	79.6
ClubCorp Club Operations Inc	(n)(ab)	Consumer Services	8.5%		9/15/25	31.8	31.0	26.5
Craftworks Rest & Breweries Group Inc	(n)(t)(u)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	—
Diamond Resorts International Inc	(n)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.5	3.9
Intelsat Jackson Holdings SA	(n)(r)(t)(u)(ab)	Media & Entertainment	5.5%		8/1/23	3.7	3.5	2.4
Kenan Advantage Group Inc	(n)(ab)	Transportation	7.9%		7/31/23	19.2	17.4	18.7
Vivint Inc	(l)(n)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.5	14.5

Total Subordinated Debt							181.4	171.4

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—15.4%
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				4,025,308	4.0	8.5
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$25.4	25.4	25.4
Abacus JV, Private Equity	(n)(r)	Insurance				34,147,572	34.1	35.2
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.1
Altavair AirFinance, Private Equity	(n)(r)	Capital Goods				49,233,596	49.2	51.1
Australis Maritime, Common Stock	(n)(r)	Transportation				19,832,267	19.8	19.9

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Avida Holding AB, Common Stock	(n)(r)(t)(ad)	Diversified Financials				76,752,002	$8.3	$8.2
Byrider Finance LLC, Sub Note	(n)	Automobiles & Components	8.7%		2/17/25	$4.2	4.0	4.3
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				80,065,036	80.1	—
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.6	2.3	2.3
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$16.3	14.6	14.8
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.4	3.0	3.1
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$3.2	2.9	2.9
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$95.6	85.7	86.6
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$21.3	19.1	19.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.2	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$16.9	15.2	15.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.2	7.3	7.4
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.8	1.6	1.7
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$22.0	19.7	20.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$13.6	12.2	12.4
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$23.2	20.8	21.0
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				14,954,588	15.0	16.9
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				1,333,322	1.3	1.6
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				19,053,475	19.1	23.1
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	0.0
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$42.8	42.8	42.8
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$14.5	14.5	14.5
Home Partners JV 2, Private Equity	(n)(r)(t)	Real Estate				203,250	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$0.4	0.4	0.0
Home Partners JV 2, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.9	15.9	15.9
Kilter Finance, Private Equity	(n)(r)(t)(ae)	Insurance				289,268	0.3	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.9
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.9
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	4.7	2.4
Opendoor Labs Inc, 2L Term Loan	(n)(r)	Real Estate	10.0%		1/23/26	$26.8	26.8	26.8
Opendoor Labs Inc, 2L Term Loan	(r)(s)	Real Estate	10.0%		1/23/26	$53.6	53.6	53.6
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.7	6.6
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.3	15.3	15.5
Prime ST LLC, Private Equity	(n)(r)(t)(ae)	Real Estate				3,575,777	3.6	2.5
Prime ST LLC, Structured Mezzanine	(n)(r)(ae)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$25.4	25.4	25.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Sofi Lending Corp, Purchase Facility	(n)(r)	Diversified Financials				40,637,805	$40.6	$41.2
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Real Estate				N/A	18.8	23.0

Total Asset Based Finance							791.8	729.9
Unfunded Debt Commitments							(84.0)	(84.0)

Net Asset Based Finance							707.8	645.9

Credit Opportunities Partners, LLC —14.3%
Credit Opportunities Partners, LLC	(n)(r)(ae)	Diversified Financials				590.6	590.6	599.6

Total Credit Opportunities Partners, LLC							590.6	599.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—7.3%
Abaco Energy Technologies LLC, Common Stock	(n)(t)	Energy				3,055,556	3.1	0.4
Abaco Energy Technologies LLC, Preferred Stock	(n)(t)	Energy				12,734,481	0.6	2.2
Advanced Lighting Technologies Inc, Common Stock	(n)(t)(ad)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(n)(t)(ad)	Materials			10/4/27	4,189	0.0	—
All Systems Holding LLC, Common Stock	(n)(t)	Commercial & Professional Services				1,880,308	1.8	2.5
Arena Energy LP, Warrants	(n)(t)	Energy				58,445,593	0.2	0.2
ASG Technologies, Common Stock	(n)(t)(ad)	Software & Services				625,178	13.5	19.7
ASG Technologies, Warrant	(n)(t)(ad)	Software & Services			6/27/22	314,110	9.0	3.1
Aspect Software Inc, Common Stock	(l)(n)(p)(t)	Software & Services				1,148,694	1.9	1.9
Aspect Software Inc, Warrant	(l)(n)(p)(t)	Software & Services			1/15/24	1,146,890	—	0.5
ATX Networks Corp, Common Stock	(n)(r)(t)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(n)(t)	Retailing				121,058	—	1.7
Borden (New Dairy Opco), Common Stock	(t)(v)(ad)	Food, Beverage & Tobacco				6,700,200	5.8	5.2
Catalina Marketing Corp, Common Stock	(n)(t)	Media & Entertainment				6,522	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(t)(v)(w)(z)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(n)(t)	Energy				4,302,293	3.9	0.2
Cimarron Energy Inc, Participation Option	(n)(t)	Energy				25,000,000	1.3	1.2
Constellis Holdings LLC, Private Equity	(f)(n)(t)(ad)	Capital Goods				849,702	18.9	21.1
Crossmark Holdings Inc, Warrant	(n)(t)	Commercial & Professional Services				8,358	—	—
CSafe Global, Common Stock	(n)(t)	Capital Goods				608,700	0.6	1.2
CTI Foods Holding Co LLC, Common Stock	(n)(t)	Food, Beverage & Tobacco				56	0.0	—
Empire Today LLC, Common Stock	(n)(t)	Retailing				630	1.9	4.4
Envigo Laboratories Inc, Series A Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(p)(t)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(n)(t)(ad)	Food & Staples Retailing				103,091	3.3	—
FourPoint Energy LLC, Common Stock	(t)(v)	Energy				46,694	27.2	27.2
Fox Head Inc, Common Stock	(i)(n)(t)	Consumer Durables & Apparel				10,000,000	10.0	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	$—	$2.3
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	7.5
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	0.6
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	0.0	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	61.8	81.2
MB Precision Holdings LLC, Class A—2 Units	(t)(v)	Capital Goods				6,655,178	2.3	—
Misys Ltd, Preferred Stock	(n)(r)	Software & Services	L+1,025			2,841	2.8	2.7
Mood Media LLC, Class A Warrants	(n)(t)(ad)	Media & Entertainment			7/31/25	48,020,265	—	—
Mood Media LLC, Class B Warrants	(n)(t)(ad)	Media & Entertainment			7/31/25	48,020,265	—	—
Mood Media LLC, Class C Warrants	(n)(t)(ad)	Media & Entertainment			7/31/25	48,020,265	—	—
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Health Care Equipment & Services				2,604,293,203	1.8	1.3
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Health Care Equipment & Services				277,791	19.3	13.6
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.2
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	—
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	4.7
Quorum Health Corp, Common Stock	(n)(t)	Health Care Equipment & Services				48,600	0.4	0.5
Quorum Health Corp, Trade Claim	(n)(t)	Health Care Equipment & Services				4,967,000	0.4	0.4
Quorum Health Corp, Trust Initial Funding Units	(n)(t)	Health Care Equipment & Services				85,805	0.1	0.1
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	6.3
Sequential Brands Group Inc., Common Stock	(i)(n)(ab)	Consumer Durables & Apparel				13,352	7.2	0.1
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	39.2
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	5.4
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(p)(t)	Software & Services				217,659	15.2	8.5
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.7
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	2.2
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	4.5
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	10.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	15.3
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.2

Total Equity/Other							288.2	306.7

TOTAL INVESTMENTS—174.3%							$7,935.8	7,330.7

LIABILITIES IN EXCESS OF OTHER ASSETS —-74.3%								(3,123.7)

NET ASSETS—100.0%								$4,207.0

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2020	Unrealized Appreciation (Depreciation)
EUR	8/8/2025	JP Morgan Chase Bank		€1.9 Sold	$2.3	$2.4	$(0.1)
NOK	8/8/2025	JP Morgan Chase Bank	kr	11.4 Sold	1.2	1.2	0.0
SEK	8/8/2025	JP Morgan Chase Bank	kr	27.8 Sold	3.1	3.2	(0.1)

Total					$6.6	$6.8	$(0.2)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(17)	$(17)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(7)	(7)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(21)	(21)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(9)	(9)

					$—	$(54)	$(54)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was (0.50)%, Candian Dollar Offer Rate, or CDOR was 0.51%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.14%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Not used.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

(g)	Not used.

(h)	Not used.

(i)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

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

(r)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2020, 73.4% of the Company’s total assets represented qualifying assets.

(s)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(t)	Security is non-income producing.

(u)	Asset is on non-accrual status.

(v)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(w)	Security held within FSIC III Investments, Inc., a wholly-owned subsidiary of the Company.

(x)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(y)	Security held within IC III Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(z)	Security held within FSIC IV Investments, LLC, a wholly-owned subsidiary of the Company.

(aa)	Not used.

(ab)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(ac)	Position or portion thereof unsettled as of September 30, 2020.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

(ad)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.9	$—	$(0.5)	$0.0	$0.1	$5.5	$0.0	$—	$—
Borden Dairy Co(4)	—	107.4	(17.4)	(51.7)	(38.3)	—	0.0	—	—
Borden (New Dairy Opco)	—	11.4	—	—	—	11.4	0.1	—	—
Borden (New Dairy Opco)	—	25.2	—	—	—	25.2	0.4	—	—
Constellis Holdings LLC	—	8.4	(8.4)	—	—	—	0.4	—	—
Constellis Holdings LLC	—	15.0	—	—	—	15.0	0.7	—	—
Fairway Group Holdings Corp	—	3.0	(3.0)	—	—	—	0.1	—	—
Fairway Group Holdings Corp	—	6.4	(6.4)	—	—	—	0.4	—	—
Fairway Group Holdings Corp	6.3	0.0	(6.3)	0.1	(0.1)	—	0.0	—	—
Fairway Group Holdings Corp	6.5	—	—	—	(5.5)	1.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	26.0	—	—	—	(10.5)	15.5	—	—	—
HM Dunn Co Inc	5.2	2.5	(1.7)	—	—	6.0	—	0.7	—
MB Precision Holdings LLC	21.4	0.9	(18.4)	(3.5)	(0.4)	—	1.1	0.2	—
One Call Care Management Inc	2.7	0.1	0.0	0.0	(0.2)	2.6	0.1	—	—
Warren Resources Inc	21.0	0.2	—	—	—	21.2	1.6	0.2	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	—	13.5	—	—	—	13.5	0.1	1.0	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Titan Energy LLC	—	—	(0.6)	(100.1)	100.7	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
JW Aluminum Co	36.3	—	—	—	0.2	36.5	2.7	—	—
Mood Media Corp	39.0	3.9	—	(43.4)	0.5	—	0.5	—	—
Asset Based Finance
Avida Holding AB	—	8.3	—	—	(0.1)	8.2	—	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	30.7	—	—	—	(11.0)	19.7	—	—	—
ASG Technologies, Warrant	8.6	—	—	—	(5.5)	3.1	—	—	—
Borden (New Dairy Opco), Common Stock	—	5.8	—	—	(0.6)	5.2	—	—	—
Constellis Holdings LLC	—	18.9	—	—	2.2	21.1	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
JW Aluminum Co, Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—
JW Aluminum Co, Preferred Stock	104.1	9.2	—	—	(32.1)	81.2	—	8.8	—
MB Precision Holdings LLC, Class A— 2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.6	—	—	(8.8)	3.2	—	—	—	—
Mood Media Corp, Common Stock	1.0	—	—	(12.6)	11.6	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	1.8	—	—	—	(0.5)	1.3	—	—	—
One Call Care Management Inc, Preferred Stock A	19.3	—	—	—	(5.7)	13.6	—	—	—
One Call Care Management Inc, Preferred Stock B	5.8	—	0.0	—	0.4	6.2	—	0.4	—
Titan Energy LLC, Common Stock	—	—	—	(8.6)	8.6	—	—	—	—
Warren Resources Inc, Common Stock	8.3	—	—	—	(3.8)	4.5	—	—	—

Total	$355.5	$240.1	$(62.7)	$(228.6)	$13.2	$317.5	$8.2	$11.3	$—

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

(3)	Interest, PIK and fee income presented for the nine months ended September 30, 2020.

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2019. Transfer in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

(ae)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$47.1	$—	$(21.7)	$—	$—	$25.4	$2.7	$0.7	$—
801 5th Ave, Seattle, Private Equity	7.8	—	(5.5)	1.7	4.5	8.5	—	—	—
Kilter Finance, Private Equity	—	0.3	—	—	—	0.3	—	—	—
Prime ST LLC, Structured Mezzanine	—	47.1	(21.7)	—	—	25.4	0.9	1.6	—
Prime ST LLC, Private Equity	—	6.6	(0.3)	(2.7)	(1.1)	2.5	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	510.0	87.5	(0.3)	—	2.4	599.6	—	—	53.4

Total	$564.9	$141.5	$(49.5)	$(1.0)	$5.8	$661.7	$3.6	$2.3	$53.4

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

(3)	Interest, PIK and dividend income presented for the nine months ended September 30, 2020.

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	$11.2	$10.3	$7.9
Jostens Inc	(n)(ab)	Consumer Services	L+550		12/19/25	16.0	15.8	16.0
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	2/5/20	31.1	31.1	30.8
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)	Commercial & Professional Services	L+650	1.0%	11/7/26	135.2	133.9	133.9
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	40.2
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)	Capital Goods	L+725	1.0%	12/1/24	223.1	223.1	223.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
Laird PLC	(n)(r)(ab)	Technology Hardware & Equipment	L+450		7/9/25	4.4	4.0	4.4
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	13.7	13.4	13.8
LD Intermediate Holdings Inc	(n)(ab)	Software & Services	L+588	1.0%	12/9/22	31.5	29.8	31.6
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	22.0	21.8	21.8
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	9.3	9.3	9.2
Lionbridge Technologies Inc	(f)(k)(l)(p)(q)	Consumer Services	L+625	1.0%	12/27/25	115.3	114.7	114.7
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.0	22.0	22.0
Lipari Foods LLC	(s)	Food & Staples Retailing	L+588	1.0%	1/6/25	49.9	49.9	49.9
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	151.0	149.7	150.9
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.5	21.0	21.4
MedAssets Inc	(n)(ab)	Health Care Equipment & Services	L+450	1.0%	10/20/22	0.1	0.1	0.1
MI Windows & Doors Inc	(n)(ab)	Capital Goods	L+550	1.0%	11/6/26	20.0	19.0	20.1
Mitel US Holdings Inc	(n)(ab)	Technology Hardware & Equipment	L+450		11/30/25	0.3	0.3	0.3
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24	36.1	34.8	30.8
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	17.8	17.8	17.8
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	7.7	7.7	7.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	62.3	62.3	62.3
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+600	1.0%	12/20/25	43.9	43.5	43.5
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	7.9	7.9	7.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	34.6	34.6	34.6
Multi-Color Corp	(n)(r) (ab)	Commercial & Professional Services	6.8%		7/15/26	10.4	10.4	11.0
NaviHealth Inc.	(n)(ab)	Health Care Equipment & Services	L+500		8/1/25	24.9	24.2	24.9
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24	4.2	4.2	4.1
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+500	1.0%	9/2/21	3.6	3.6	3.6
North Haven Cadence Buyer Inc	(f)(k)(n)(p)	Consumer Services	L+650	1.0%	9/2/22	44.0	44.0	44.0
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+650	1.0%	9/2/22	10.7	10.7	10.7
North Haven Cadence Buyer Inc	(f)(l)(n)(o)(p)	Consumer Services	L+793	1.0%	9/2/22	72.5	72.5	72.5
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22	2.9	2.5	2.7
Ontic Engineering & Manufacturing Inc	(n)(ab)	Capital Goods	L+475		10/30/26	1.9	1.9	1.9
Ontic Engineering & Manufacturing Inc	(s)(ab)	Capital Goods	L+238		10/31/26	0.3	0.3	0.3
Onvoy LLC	(n)(ab)	Telecommunication Services	L+450	1.0%	2/10/24	0.2	0.1	0.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+375	1.0%	10/30/20	2.5	2.4	2.5
PAE Holding Corp	(n)(ab)	Capital Goods	L+550	1.0%	10/20/22	7.3	7.4	7.4
Peak 10 Holding Corp	(k)(n)(ab)	Telecommunication Services	L+350		8/1/24	22.4	20.2	18.7
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26	14.9	14.8	12.2
Power Distribution Inc	(f)(n)	Capital Goods	L+725	1.3%	1/25/23	65.1	65.1	60.6

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Production Resource Group LLC	(k)(l)(m)(n)(p)	Media & Entertainment	L+700	1.0%	8/21/24		$381.0	$381.0	$306.2
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	23.9	25.7
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25		$28.7	21.9	22.4
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		113.9	112.4	112.9
PSKW LLC	(n)(o)(p)	Health Care Equipment & Services	L+768	1.0%	11/25/21		16.5	16.5	16.5
PSKW LLC	(l)(m)(n)(o)(p)(q)	Health Care Equipment & Services	L+768	1.0%	11/25/21		191.6	191.6	191.6
PSKW LLC	(m)(n)	Health Care Equipment & Services	L+768	1.0%	11/25/21		20.4	20.2	20.4
Qdoba Restaurant Corp	(n)(ab)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.9	2.0
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	7.5
Reliant Rehab Hospital Cincinnati LLC	(f)(n)(o)(p)	Health Care Equipment & Services	L+675	1.0%	9/2/24		118.0	117.1	115.6
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		96.4	96.4	94.7
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		90.0	89.1	89.1
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		22.7	22.5	22.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safariland LLC	(n)	Capital Goods	L+775	1.1%	11/18/23		2.2	2.2	2.1
Safariland LLC	(f)(k)(l)(n)(p)	Capital Goods	L+775	1.1%	11/18/23		115.7	115.7	109.0
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.7	52.1	52.2
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		73.1	53.9	57.4
Sequa Corp	(n)(ab)(ac)	Materials	L+500	1.0%	11/28/21		30.2	29.8	30.2
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.6	15.6	15.6
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	90.1
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.6	210.4
SI Group Inc	(n)(ab)	Materials	L+475		10/15/25		2.0	1.9	2.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		6.6	6.4	6.5
Smart Foodservice	(n)(ab)	Food & Staples Retailing	L+475		6/20/26		5.8	5.7	5.8
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		28.0	25.4	27.1
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.1	0.1	0.1
SMART Global Holdings Inc	(n)(r)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3.2	3.2	3.2
Sorenson Communications LLC	(f)(k)(m)(n)(ab)	Telecommunication Services	L+650		4/29/24		78.6	75.8	78.2
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24		4.4	3.6	3.5
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		26.9	26.1	26.7
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.6	37.6	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		9.5	8.7	9.1
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.7	101.8	102.8
Team Health Inc	(n)(ab)	Health Care Equipment & Services	L+275	1.0%	2/6/24		1.1	1.1	0.9
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		40.0	39.6	40.2
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		9.1	8.2	8.6
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		169.8	169.8	168.3
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	63.0	41.8	43.4
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	10.1
Transaction Services Group Ltd	(r)(s)	Consumer Services	L+600		10/15/26		$26.6	26.6	26.1
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/24		13.7	13.5	13.5

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
Asset Based Finance—9.7%
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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Harvey Industries Inc, Common Stock	(n)(t)	Capital Goods				2,666,667	$2.7	$6.7
HM Dunn Co Inc, Preferred Stock, Series A	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(n)(p)(t)(ad)	Capital Goods				14,786	—	—
JHC Acquisition LLC, Common Stock	(n)(t)	Capital Goods				9,517	9.5	15.5
JSS Holdings Ltd, Net Profits Interest	(n)(t)	Capital Goods				54	—	1.6
JW Aluminum Co, Common Stock	(i)(n)(t)(ad)	Materials				631	—	—
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK		2/15/28	6,875	52.6	104.1
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	8.8	5.6
Misys Ltd, Preferred Stock	(n)(r)(t)	Software & Services	L+1,025			2,841	2.8	2.8
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	1.0
North Haven Cadence Buyer Inc, Common Stock	(n)(t)	Consumer Services				3,958,333	4.0	8.5
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.8
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	19.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	5.8
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Power Distribution Inc, Common Stock	(n)(t)	Capital Goods				4,530,006	3.9	1.8
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	9.0
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	8.7
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.2
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	33.6
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.9
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	14.2
Sunnova Energy International Inc, Common Stock	(n)(t)(ab)	Energy				487,528	5.5	5.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
VICI Properties Inc, Common Stock	(n)(t)(ab)	Consumer Services				66,020	1.2	1.7
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	8.3
White Star Petroleum LLC, Common Stock	(t)(v)(w)	Energy				3,351,997	2.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	12.0

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	$8.4	$10.9
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							322.8	352.8

TOTAL INVESTMENTS—172.0%							$9,041.2	8,591.1

LIABILITIES IN EXCESS OF OTHER ASSETS—(72.0%)								(3,595.1)

NET ASSETS—100.0%								$4,996.0

							Notional	Unrealized
Total Return Swap							Amount	Depreciation
Citibank TRS Facility (Note 9)							$93.5	$(4.4)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	4.8 Sold	$3.3	$3.4	$(0.1)
AUD	1/14/2020	ING Capital LLC	A$	1.9 Sold	1.3	1.3	—
AUD	1/14/2020	ING Capital LLC	A$	0.3 Sold	0.2	0.2	—
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	4.6	4.8	(0.2)
CAD	1/14/2020	JP Morgan Chase Bank	C$	5.7 Sold	4.3	4.4	(0.1)
CAD	1/14/2020	ING Capital LLC	C$	1.5 Sold	1.2	1.2	—
CAD	1/14/2020	ING Capital LLC	C$	3.9 Sold	3.0	3.0	—
EUR	1/14/2020	ING Capital LLC	€	1.0 Sold	1.1	1.1	—
EUR	1/14/2020	ING Capital LLC	€	0.8 Sold	0.9	0.9	—
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.3	—
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—
GBP	1/14/2020	ING Capital LLC	£	2.9 Sold	3.6	3.9	(0.3)
GBP	1/14/2020	ING Capital LLC	£	3.3 Sold	4.1	4.4	(0.3)
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.5	—

Total					$34.5	$35.5	$(1.0)

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

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.91%, the Euro Interbank Offered Rate, or EURIBOR, was (0.38)%, Canadian Dollar Offer Rate, or CDOR was 2.08%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.92%, and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$9.1	$0.2	$—	$—	$(3.4)	$5.9	$0.9	$—	$—
Fairway Group Holdings Corp(4)	—	6.2	—	—	0.1	6.3	0.4	0.4	—
Fairway Group Holdings Corp(4)	—	11.3	—	—	(4.8)	6.5	0.6	0.6	—
Fairway Group Holdings Corp(4)	—	5.6	—	—	(5.6)	—	—	—	—
HM Dunn Co Inc	7.1	5.8	—	—	13.1	26.0	—	—	—
HM Dunn Co Inc	—	5.2	—	—	—	5.2	0.2	0.1	—
MB Precision Holdings LLC	21.3	1.2	(0.8)	0.2	(0.5)	21.4	2.6	0.5	—
One Call Care Management Inc	—	5.8	(8.2)	4.9	0.2	2.7	0.2	—	—
Warren Resources Inc	14.7	6.3	—	—	—	21.0	2.1	0.1	—
Senior Secured Loans—Second Lien
Fairway Group Holdings Corp(4)	—	5.0	—	—	(5.0)	—	—	—	—
One Call Care Management Inc(4)	—	13.2	(5.4)	(7.8)	—	—	1.6	0.5	—
Titan Energy LLC(4)	—	100.7	—	—	(100.7)	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	3.6	—	—	—	(3.6)	—	—	—	—
JW Aluminum Co	32.9	1.5	—	—	1.9	36.3	3.4	—	—
Mood Media Corp	28.5	11.1	—	—	(0.6)	39.0	5.5	1.1	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	31.7	—	—	—	(1.0)	30.7	—	—	—
ASG Technologies, Warrant	7.4	1.8	—	—	(0.6)	8.6	—	—	—
Fairway Group Holdings Corp, Common Stock(4)	—	3.3	—	—	(3.3)	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	43.9	20.6	—	—	39.6	104.1	7.7	7.4	—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.8	0.2	—	—	(0.4)	5.6	—	—	—
Mood Media Corp, Common Stock	$15.8	—	—	—	(14.8)	1.0	—	—	—
One Call Care Management Inc, Common Stock	—	1.8	—	—	—	1.8	—	—	—
One Call Care Management Inc, Preferred Stock A	—	19.3	—	—	—	19.3	—	—	—
One Call Care Management Inc, Preferred Stock B	—	5.8	—	—	—	5.8	0.1	—	—
Titan Energy LLC, Common Stock(4)	—	8.6	—	—	(8.6)	—	—	—	—
Warren Resources Inc, Common Stock	5.6	4.7	—	—	(2.0)	8.3	—	—	—

Total	$227.4	$245.2	$(14.4)	$(2.7)	$(100.0)	$355.5	$25.3	$10.7	$—

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

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as December 31, 2019. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II (NYSE: FSKR), or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some shareholders owning a fractional share. In that regard, no fractional shares were issued in connection with the Reverse Stock Split. Shareholders of record who would have otherwise been entitled to receive a fractional share instead received a cash payment based on the closing price of the Company’s

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

common stock as reported on the NYSE as of June 10, 2020. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the reverse stock split is as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Weighted average number of shares of common stock outstanding (as reported)	327,346,481	325,302,803
Weighted average number of shares of common stock outstanding (pro-forma)	81,836,620	81,325,701
Net investment income per share (as reported)	$0.18	$0.54
Net investment income per share (pro forma)	$0.72	$2.15
Earnings per share (as reported)	$(0.07)	$0.28
Earnings per share (pro-forma)	$(0.27)	$1.13

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Boards, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and the audited consolidated financial statements as of and for the year ended December 31, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2020, the Company recognized $14 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the nine months ended September 30, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Shares	Amount	Shares(1)	Amount
Reinvestment of Distributions	3,203,560	$80	2,369,103	$76
Fractional Share Round Up	64,069	—	—	—
Share Repurchase Program	(2,265,153)	(33)	(1,622,157)	(52)

Net Proceeds from Share Transactions	1,002,476	$47	746,946	$24

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its former quarterly share repurchase program during the nine months ended September 30, 2020 and 2019:

For the Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased as of the Repurchase Date	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2019
December 31, 2018	January 2, 2019	824,264	16.7%	1.01%	$32.200	$27
March 31, 2019	April 1, 2019	797,893	14.2%	0.98%	$32.200	25
June 30, 2019(2)		—	—	—	—	—

Total		1,622,157				$52

Fiscal 2020
December 31, 2019(2)		—	—	—	—	—
March 31, 2020(2)		—	—	—	—	—
June 30, 2020 (2)		—	—	—	—	—

Total		—				—

(1)	Shares repurchased have been adjusted to reflect the 4 to 1 reverse stock split as discussed in Note 3.

(2)	The Company suspended its share repurchase program on May 31, 2019.

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

During the nine months ended September 30, 2020, the Company repurchased 2,265,153 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $14.47 (totaling $33).

During the period from October 1, 2020 to October 31, 2020, the Company repurchased 426,222 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $15.11 (totaling $6).

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the administration agreement, the prior investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the three and nine months ended September 30, 2020 and 2019:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Base Management Fee(1)	$28	$17	$90	$52
The Advisor	Investment advisory agreement and prior investment advisory and administrative services agreement	Subordinated Incentive Fee on Income(2)	$22	$5	$64	$25
The Advisor	Administration agreement and prior investment advisory and administrative services agreement	Administrative Services Expenses(3)	$2	$2	$5	$3

(1)

During the nine months ended September 30, 2020 and 2019, $97 and $52, respectively, in base management fees were paid to the Advisor. As of September 30, 2020, $28 in base management fees were payable to the Advisor.

(2)

During the nine months ended September 30, 2020 and 2019, $53 and $26, respectively, of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2020, a subordinated incentive fee on income of $22 was payable to the Advisor.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)

During the nine months ended September 30, 2020 and 2019, $3 and $2, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.6 and $0.3 for the nine months ended September 30, 2020 and 2019, respectively. The Company paid $6 and $2 in administrative services expenses to the Advisor during the nine months ended September 30, 2020 and 2019, respectively.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the nine months ended September 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.7540	$61
June 30, 2019	0.7540	61
September 30, 2019	0.7540	62

Total	$2.2620	$184

Fiscal 2020
March 31, 2020	$0.6000	$102
June 30, 2020	0.6000	102
September 30, 2020	0.5500	95

Total	$1.7500	$299

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On October 29, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.55 per share, which will be paid on or about January 5, 2021 to stockholders of record as of the close of business on December 16, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	299	100%	184	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$299	100%	$184	100%

(1)

During the nine months ended September 30, 2020 and 2019, 89.0% and 93.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.4% and 2.0%, respectively, was attributable to non-cash accretion of discount and 8.6% and 4.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

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

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $33 and $877, respectively. $196 of such losses were carried over from the target companies due to the Merger, and $247 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of September 30, 2020 and December 31, 2019, the gross unrealized appreciation was $221 and $276, respectively. As of September 30, 2020 and December 31, 2019, the gross unrealized depreciation was $879 and $687, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $8,151 and $9,167 as of September 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(874) and $(609) as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company had a deferred tax asset of $23 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2020, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $23. For the nine months ended September 30, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,363	$4,904	66.9%	$6,017	$5,717	66.6%
Senior Secured Loans—Second Lien	713	629	8.6%	941	809	9.4%
Other Senior Secured Debt	92	74	1.0%	243	228	2.7%
Subordinated Debt	181	171	2.3%	479	489	5.7%
Asset Based Finance	708	646	8.8%	535	485	5.6%
Credit Opportunities Partners, LLC	591	600	8.2%	503	510	5.9%
Equity/Other	288	307	4.2%	323	353	4.1%

Total	$7,936	$7,331	100.0%	$9,041	$8,591	100%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,363	$4,904	66.9%	$6,090	$5,788	66.7%
Senior Secured Loans—Second Lien	713	629	8.6%	961	827	9.5%
Other Senior Secured Debt	92	74	1.0%	243	228	2.6%
Subordinated Debt	181	171	2.3%	479	489	5.6%
Asset Based Finance	708	646	8.8%	535	485	5.6%
Credit Opportunities Partners, LLC	591	600	8.2%	503	510	5.9%
Equity/Other	288	307	4.2%	324	353	4.1%

Total	$7,936	$7,331	100.0%	$9,135	$8,680	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

As of September 30, 2020, the Company held investments in four portfolio companies of which it is deemed to “control”. As of September 30, 2020, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ad) and (ae) to the unaudited consolidated schedule of investments as of September 30, 2020 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $465.0, unfunded equity/other commitments of $210.2, and unfunded commitments of $284.4 to Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0 and unfunded commitments of $21.9 to Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2020 and audited consolidated schedule of investments as of December 31, 2019.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$56	0.8%	$182	2.1%
Capital Goods	944	12.9%	1,139	13.3%
Commercial & Professional Services	770	10.5%	861	10.0%
Consumer Durables & Apparel	288	3.9%	302	3.5%
Consumer Services	267	3.6%	548	6.4%
Credit Opportunities Partners, LLC	600	8.2%	510	5.9%
Diversified Financials	572	7.8%	402	4.7%
Energy	164	2.3%	328	3.8%
Food & Staples Retailing	198	2.7%	223	2.6%
Food, Beverage & Tobacco	120	1.6%	132	1.5%
Health Care Equipment & Services	700	9.6%	888	10.3%
Household & Personal Products	112	1.5%	1	0.0%
Insurance	227	3.1%	220	2.6%
Materials	128	1.8%	354	4.1%
Media & Entertainment	214	2.9%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	105	1.4%	187	2.2%
Real Estate	200	2.7%	122	1.4%
Retailing	344	4.7%	435	5.1%
Semiconductors & Semiconductor Equipment	—	0.0%	3	0.0%
Software & Services	896	12.2%	874	10.2%
Technology Hardware & Equipment	133	1.8%	174	2.0%
Telecommunication Services	151	2.1%	154	1.8%
Transportation	142	1.9%	143	1.7%

Total	$7,331	100.0%	$8,591	100.0%

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2020, the Company and SCRS have funded approximately $675.0 to COP, of which $590.6 was from the Company.

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

On July 30, 2020, Green Creek entered into a Third Amended and Restated Credit Agreement and Third Amended and Restated Margining Agreement which amended and restated the Green Creek Credit Facility to, among other things, (i) extend the reinvestment period and the maturity date to December 31, 2021 and January 30,2022, respectively, (ii) reduce the maximum facility amount to $400 on December 15, 2021, and (iii) increase the interest rate on U.S. dollar borrowings to three-month LIBOR (subject to a 0% floor) plus 3.30%.

The Green Creek Credit Facility provides for borrowings in U.S. dollars, and certain agreed upon foreign currencies, in an aggregate principal amount up to $500 on a committed basis, which will be reduced to $400 on December 15, 2021. The end of the reinvestment period and the maturity date for the Green Creek Credit Facility are December 31, 2021 and January 30, 2022, respectively. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 3.30% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. During the reinvestment period, Green Creek is subject to unused fees in an amount equal to the sum of (i) 3.30% per annum on the average daily unborrowed portion of the facility amount up to 85% of the facility amount, or the Green Creek Minimum Utilization Amount, plus (ii) 0.50% per annum on the average daily unborrowed portion of the facility amount above the Green Creek Minimum Utilization Amount. Borrowings under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. As of September 30, 2020, total outstanding borrowings under the Green Creek Credit Facility were $429.5.

On March 11, 2020, Big Cedar Creek LLC, or Big Cedar Creek, a wholly-owned special-purpose financing subsidiary of COP, entered into a revolving credit facility, or the Big Cedar Creek Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, COP, as equityholder and servicer, and Wells Fargo, as collateral agent. The Big Cedar Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Big Cedar Creek Credit Facility are March 11, 2023 and March 11, 2025, respectively. Under the Big Cedar Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 1.85% to 2.55% per annum, and (ii) after the reinvestment period, 2.00% to 2.65% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Big Cedar Creek is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Big Cedar Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Big Cedar Creek, including its portfolio of assets. As of September 30, 2020, total outstanding borrowings under the Big Cedar Creek Credit Facility were $85.0. COP was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.

During the nine months ended September 30, 2020, the Company sold investments with a cost of $400.3 for proceeds of $347.2 to COP and recognized a net realized gain (loss) of $(53.1) in connection with the transactions. As of September 30, 2020, $94.9 of these sales to COP are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of September 30, 2020, COP had total investments with a fair value of $1,233.8. As of September 30, 2020, COP had no investments on non-accrual status.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Total debt investments(1)	$1,160.4	$899.4
Weighted average current interest rate on debt investments(2)	9.8%	9.2%
Number of portfolio companies in COP	70	37
Largest investment in a single portfolio company(1)	$69.7	$69.3

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Credit Opportunities Partners, LLC Portfolio

As of September 30, 2020 (Unaudited) (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—105.8%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$3.6	$2.9	$3.1
Alstom SA	(i)	Transportation	L+450	1.0%	8/29/21		3.1	2.5	2.3
Ammeraal Beltech Holding BV	(i)(j)	Capital Goods	E+375		7/30/25		€4.8	4.5	5.4
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	6/16/25		$28.8	28.8	29.1
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.5%	6/16/25		£22.0	28.9	28.7
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	45.8	31.0	33.1
Brand Energy & Infrastructure Services Inc	(j)	Capital Goods	L+425	1.0%	6/21/24		$23.4	18.1	21.9
Cambium Learning Group Inc	(i)	Consumer Services	L+450		12/18/25		45.2	43.6	44.7
CSM Bakery Products	(i)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		7.8	7.4	7.3
Diamond Resorts International Inc	(i)	Consumer Services	L+375	1.0%	9/2/23		13.8	13.6	12.4
Distribution International Inc	(i)	Retailing	L+575	1.0%	12/15/23		14.0	11.7	12.7

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Eacom Timber Corp	(e)(j)	Materials	L+650	1.0%	11/20/23	$2.5	$2.5	$2.5
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24	11.3	10.6	8.9
EaglePicher Technologies LLC	(j)	Capital Goods	L+325		3/8/25	0.0	0.0	0.0
EIF Van Hook Holdings LLC	(i)	Energy	L+525		9/5/24	7.0	6.7	4.4
Electronics For Imaging Inc	(i)	Technology Hardware & Equipment	L+500		7/23/26	12.6	11.8	10.2
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.5	2.5	2.2
Fox Head Inc	(e)(i)	Consumer Durables & Apparel	L+850	1.0%	10/21/20	20.2	20.1	18.9
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)		3/29/24	€0.2	0.2	0.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)		3/29/24	£0.1	0.1	0.1
ID Verde	(e)(j)	Commercial & Professional Services	E+700		3/29/25	€1.0	1.1	1.1
ID Verde	(e)(i)(j)	Commercial & Professional Services	L+800 PIK (L+800 Max PIK)		3/29/25	£0.6	0.8	0.8
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		6/30/26	€51.4	56.0	59.7
Jostens Inc	(j)	Consumer Services	L+550		12/19/25	$3.5	2.7	3.3
Laird PLC	(j)	Technology Hardware & Equipment	L+450		7/9/25	4.3	3.7	4.1
LBM Borrower LLC	(j)	Capital Goods	L+375	1.0%	8/19/22	8.4	7.3	8.4
LD Intermediate Holdings Inc	(j)	Software & Services	L+588	1.0%	12/9/22	30.2	25.6	28.9
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	44.0	44.0	43.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.3	22.3	22.2
MedAssets Inc	(i)	Health Care Equipment & Services	L+450	1.0%	10/20/22	5.7	4.9	5.2
MI Windows and Doors Inc	(j)	Capital Goods	L+550	1.0%	11/6/26	4.9	4.2	4.9

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes		Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Monitronics International Inc	(i)(j)		Commercial & Professional Services	L+500	1.5%	7/3/24		$33.5	$30.0	$32.7
Ontic Engineering & Manufacturing Inc	(j)		Capital Goods	L+475		10/30/26		2.2	1.8	2.2
Onvoy LLC	(j)		Telecommunication Services	L+450	1.0%	2/10/24		0.2	0.1	0.1
Parts Town LLC	(e)(i)		Retailing	L+550	1.0%	10/15/25		24.8	24.7	23.6
Premium Credit Ltd	(e)(j)		Diversified Financials	L+650		1/16/26		£19.0	23.4	23.7
Qdoba Restaurant Corp	(i	)	Consumer Services	L+700	1.0%	3/21/25		$1.9	1.7	1.8
Sequa Corp	(i	)(j)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		34.7	32.8	32.9
Smart & Final Stores LLC	(i	)(j)	Food & Staples Retailing	L+675		6/20/25		25.1	23.8	25.3
Staples Canada	(e	)(i)	Retailing	C+700	1.0%	9/12/24	C$	49.6	38.0	37.6
Sutherland Global Services Inc	(i	)	Software & Services	L+538	1.0%	4/23/21		$25.0	21.8	21.8
Syncsort Inc	(j	)	Software & Services	L+600	1.0%	8/16/24		10.6	8.6	10.5
Total Safety US Inc	(j	)	Capital Goods	L+600	1.0%	8/16/25		7.8	6.4	7.4
Trace3 Inc	(e	)(i)	Software & Services	L+675	1.0%	8/5/24		32.9	32.7	32.7
Transaction Services Group Ltd	(e	)(i)	Consumer Services	B+600		10/15/26	A$	62.5	42.1	41.9
WireCo WorldGroup Inc	(i)		Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien									708.1	724.8

Senior Secured Loans—Second Lien—41.2%
Access CIG LLC	(j)		Commercial & Professional Services	L+775		2/27/26		1.9	1.7	1.8
Albany Molecular Research Inc	(j)		Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25		0.9	0.7	0.9
American Bath Group LLC	(j)		Capital Goods	L+975	1.0%	9/30/24		10.0	9.1	9.7
Ammeraal Beltech Holding BV	(e)(i)		Capital Goods	L+775	1.0%	9/12/26		52.3	50.7	48.7
BCA Marketplace PLC	(e)(i)		Retailing	L+825		11/22/27		£29.9	38.7	36.6

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
EaglePicher Technologies LLC	(j)	Capital Goods	L+725		3/8/26	$0.4	$0.4	$0.4
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	7.5	5.8	7.4
LBM Borrower LLC	(i)(j)	Capital Goods	L+925	1.0%	8/20/23	11.5	11.1	11.3
Misys Ltd	(i)(j)	Software & Services	L+725	1.0%	6/13/25	12.5	10.7	11.8
New Arclin US Holding Corp	(j)	Materials	L+875	1.0%	2/14/25	0.3	0.2	0.3
OPE Inmar Acquisition Inc	(i)	Software & Services	L+800	1.0%	5/1/25	9.6	7.3	7.0
Paradigm Acquisition Corp	(i)	Health Care Equipment & Services	L+750		10/26/26	0.5	0.4	0.4
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	41.1	39.2
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	18.0	17.7	16.9
Sequa Corp	(i)	Capital Goods	L+400, 6.8% PIK (6.8% Max PIK)	1.0%	4/28/24	19.4	16.3	15.5
Transplace	(i)	Transportation	L+875	1.0%	10/6/25	3.3	2.5	3.0
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.5	69.7	71.2

Total Senior Secured Loans—Second Lien							284.1	282.1

Other Senior Secured Debt—2.3%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	$15.0	15.2	13.1
Vivint Inc	(i)	Commercial & Professional Services	7.9%		12/1/22	3.0	3.0	3.0

Total Other Senior Secured Debt							18.2	16.1

Subordinated Debt—9.5%
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(i)	Energy	10.0%		4/1/22	26.0	25.9	25.7
Cornerstone (Ply Gem Holdings Inc)	(i)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Diamond Resorts International Inc	(i)	Consumer Services	10.8%		9/1/24	$3.0	$3.0	$2.7
GFL Environmental Inc	(i)	Commercial & Professional Services	8.5%		5/1/27	5.3	5.7	5.7
LifePoint Hospitals Inc	(i)	Health Care Equipment & Services	9.8%		12/1/26	10.7	9.4	11.4
MultiPlan Inc	(i)	Health Care Equipment & Services	7.1%		6/1/24	7.1	5.8	7.3
Plastipak Holdings Inc	(i)	Materials	6.3%		10/15/25	1.0	0.7	1.0
SRS Distribution Inc	(i)	Capital Goods	8.3%		7/1/26	5.7	4.4	6.1
Vivint Inc	(i)	Commercial & Professional Services	7.6%		9/1/23	5.0	4.5	5.1

Total Subordinated Debt							59.6	65.2

Asset Based Finance—13.1%
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	4.8	3.5
Pretium Partners LLC P1, Structured Mezzanine	(e)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.9	6.9	6.9
Pretium Partners LLC P2, Structured Mezzanine	(e)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.2	15.3	15.3
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(j)	Insurance	L+ 750	1.5%	2/27/25	$7.6	7.6	7.6
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(i)(j)	Insurance	9.0%		7/23/21	$56.9	55.8	56.9

Total Asset Based Finance							90.4	90.2

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Equity/Other—8.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(k)	Energy				13,556	$3.6	$3.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(k)	Energy				115,178,571	30.5	25.8
SSC (Lux) Limited S.a r.l., Common Stock	(e)(h)(i)	Health Care Equipment & Services				261,364	8.1	11.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)(h)(i)	Software & Services				620,025	7.1	6.2
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				563,932	6.5	9.0
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	84,590	0.2	0.1

Total Equity/Other							56.0	55.4

TOTAL INVESTMENTS—180.0%							$1,216.4	$1,233.8

DERIVATIVE INSTRUMENTS—1.8%
Foreign currency forward contracts								$(12.2)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was (0.50)%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.14%, and the Canadian Dollar Offer Rate, or CDOR or “C”, was 0.51%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

(f)	Not used.

(g)	Not used.

(h)	Security is non-income producing.

(i)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(j)	Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(k)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.9%
Ammeraal Beltech Holding BV		Capital Goods	E+375		7/30/25		€1.5	$1.6	$1.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.5%	6/15/25		£22.2	29.2	29.6
Apex Group Limited	(e)	Diversified Financials	L+700	1.3%	6/15/25		$29.0	29.0	29.0
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	47.3	31.9	32.7
ATX Networks Corp.		Technology Hardware & Equipment	L+600, 1.0% PIK (1.0% Max PIK)	1.0%	6/11/21		$25.9	24.4	24.3
Conservice LLC	(e)	Consumer Services	L+525		11/29/24		8.7	8.8	8.8
CSM Bakery Products		Food, Beverage & Tobacco	L+400	1.0%	7/3/20		5.0	5.2	4.8
Diamond Resorts International Inc		Consumer Services	L+375	1.0%	9/2/23		13.9	13.7	13.7
Eagleclaw Midstream Ventures LLC		Energy	L+425	1.0%	6/24/24		11.3	10.4	10.5
EIF Van Hook Holdings LLC		Energy	L+525		9/5/24		7.1	6.8	6.8
Electronics For Imaging Inc		Technology Hardware & Equipment	L+500		7/23/26		15.5	14.4	14.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Entertainment Benefits Group LLC	(e)	Media & Entertainment	L+575	1.0%	9/30/25		$2.5	$2.5	$2.5
Fox Head Inc	(e)	Consumer Durables & Apparel	L+850	1.0%	12/19/20		20.4	20.1	20.1
Industria Chimica Emiliana Srl	(e)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26		€51.4	55.9	56.2
Lipari Foods LLC	(e)	Food & Staples Retailing	L+588	1.0%	1/6/25		$66.6	66.6	66.6
Monitronics International Inc		Commercial & Professional Services	L+500	1.5%	7/3/24		17.7	17.7	17.7
Parts Town LLC	(e)	Retailing	L+550	1.0%	10/15/25		25.0	24.9	24.9
Sequa Corp		Materials	L+500	1.0%	11/28/21		17.8	17.9	17.9
Smart & Final Stores LLC		Food & Staples Retailing	L+675		6/20/25		17.7	17.1	17.1
Staples Canada	(e)	Retailing	L+700	1.0%	9/12/24		49.0	37.8	38.7
Trace3 Inc	(e)	Software & Services	L+675	1.0%	8/3/24		34.3	34.0	34.0
Transaction Services Group Ltd	(e)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	43.0
Vertiv Group Corp		Technology Hardware & Equipment	L+400	1.0%	11/30/23		$13.7	13.7	13.7
Vivint Inc		Commercial & Professional Services	L+500		4/1/24		18.4	18.3	18.4

Total Senior Secured Loans—First Lien								543.9	547.0

Senior Secured Loans—Second Lien—41.8%
Ammeraal Beltech Holding BV	(e)	Capital Goods	L+800		7/27/26		52.3	50.5	50.5
BCA Marketplace PLC	(e)	Retailing	L+825		9/24/27		£29.9	38.6	39.2
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27		$3.9	3.7	3.7
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23		10.0	9.9	9.9
Misys Ltd		Software & Services	L+725	1.0%	6/13/25		4.7	4.6	4.6
Pure Fishing Inc	(e)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	40.4	40.4
Rise Baking Company	(e)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	17.7
Sequa Corp		Materials	L+900	1.0%	4/28/22		7.5	7.4	7.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Wittur Holding GmbH	(e)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€64.3	$69.3	$70.0

Total Senior Secured Loans—Second Lien							242.1	243.4

Other Senior Secured Debt—4.1%
Velvet Energy Ltd	(e)	Energy	9.0%		10/5/23	15.0	15.3	15.3
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22	3.9	3.9	4.0
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23	5.0	4.4	4.7

Total Other Senior Secured Debt							23.6	24.0

Subordinated Debt—11.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp		Energy	10.0%		4/1/22	$26.0	$25.8	$26.0
Diamond Resorts International Inc		Consumer Services	10.8%		9/1/24	3.0	3.0	3.2
GFL Environmental Inc		Commercial & Professional Services	8.5%		5/1/27	8.8	9.7	9.7
Vertiv Group Corp.		Technology Hardware & Equipment	9.3%		10/15/24	16.6	17.8	17.8
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	7.8	7.5	7.8

Total Subordinated Debt							63.8	64.5

Asset Based Finance—4.4%
NewStar Clarendon 2014-1A Class D	(e)	Diversified Financials			1/25/27	$12.1	4.9	4.8
Pretium Partners LLC P1, Structured Mezzanine	(e)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.8
Pretium Partners LLC P2, Structured Mezzanine	(e)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.1	14.3	14.3

Total Asset Based Finance							26.0	25.9

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Equity/Other—9.6%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)	Energy				13,556	$3.6	$3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)	Energy				115,178,571	30.5	30.5
ATX Networks Corp, Common Stock	(e)	Technology Hardware & Equipment				72,635	0.1	0.1
SSC (Lux) Limited S.a r.l., Common Stock	(e)	Health Care Equipment & Services				261,364	8.1	8.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)	Software & Services				620,025	7.1	7.1
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)	Software & Services				563,932	6.4	6.4
Zeta Interactive Holdings Corp, Warrant	(e)	Software & Services			4/20/27	84,590	0.2	0.2

Total Equity/Other							56.0	56.0

TOTAL INVESTMENTS—164.9%							$955.4	$960.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COP as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Selected Balance Sheet Information
Investments at fair value	$1,233.8	$960.8
Cash and other assets	110.9	98.7

Total assets	1,344.7	1,059.5

Debt	514.5	475.0
Other liabilities	144.9	1.7

Total liabilities	659.4	476.7

Member’s equity	$685.3	$582.8

Below is selected statement of operations information for COP for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Selected Statement of Operations Information
Total investment income	$28.3	$78.6
Expenses
Interest expense	4.2	13.5
Administrative services	0.7	2.2
Custody and administrative fees	0.1	0.1
Other	0.1	0.4

Total expenses	5.1	16.2

Net investment income	23.2	62.4
Net realized and unrealized losses	29.8	1.0

Net increase in net assets resulting from operations	$53.0	$63.4

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2020 and December 31, 2019:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2020 (Unaudited)	December 31, 2019
Interest rate swaps	Unrealized depreciation on interest rate swaps	$54	$29
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	0	—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	1

Total		$54	$30

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2020 and 2019 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)		Net Realized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2020	2019	2020	2019
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(5)	$0	$(11)	$0
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	—	—	0	—

Total		$(5)	$0	$(11)	$0

		Net Unrealized Gains (Losses)		Net Unrealized Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2020	2019	2020	2019
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$5	$(2)	$(25)	$(12)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0	—	1	—

Total		$5	$(2)	$(24)	$(12)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2020 and December 31, 2019:

As of September 30, 2020 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	—	—	—	—	—

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$24	$—	$—	$24	$—
ING Capital Markets	30	—	—	30	—

Total	$54	$—	$—	$54	$—

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

The average notional balance for interest rate swaps during the nine months ended September 30, 2020 and September 30, 2019 was $900 and $353, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s open interest rate swaps were as follows:

As of September 30, 2020 (Unaudited)
Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(17)	$(17)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(7)	(7)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(21)	(21)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(9)	(9)

					$—	$(54)	$(54)

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

The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2020 and 2019 was $17 and $0, respectively.

As of September 30, 2020 and December 31, 2019, the Company’s open foreign currency forward contracts were as follows:

As of September 30, 2020
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2020	Unrealized Appreciation (Depreciation)
EUR	8/8/2025	JP Morgan Chase Bank	€		1.9 Sold	$2.3	$2.4	$(0.1)
NOK	8/8/2025	JP Morgan Chase Bank		kr	11.4 Sold	1.2	1.2	0.0
SEK	8/8/2025	JP Morgan Chase Bank		kr	27.8 Sold	3.1	3.2	(0.1)

Total						$6.6	$6.8	$(0.2)

As of December 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
AUD	1/14/2020	ING Capital LLC	A$	4.8 Sold	$3.3	3.4	(0.1)
AUD	1/14/2020	ING Capital LLC	A$	1.9 Sold	1.3	1.3	—
AUD	1/14/2020	ING Capital LLC	A$	0.3 Sold	0.2	0.2	—
AUD	4/8/2020	ING Capital LLC	A$	6.8 Sold	4.6	4.8	(0.2)
CAD	1/14/2020	JP Morgan Chase Bank	C$	5.7 Sold	4.3	4.4	(0.1)
CAD	1/14/2020	ING Capital LLC	C$	1.5 Sold	1.2	1.2	—
CAD	1/14/2020	ING Capital LLC	C$	3.9 Sold	3.0	3.0	—
EUR	1/14/2020	ING Capital LLC	€	1.0 Sold	1.1	1.1	—
EUR	1/14/2020	ING Capital LLC	€	0.8 Sold	0.9	0.9	—
EUR	4/8/2020	ING Capital LLC	€	5.6 Sold	6.3	6.3	—
EUR	7/17/2023	JP Morgan Chase Bank	€	0.1 Sold	0.1	0.1	—

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
GBP	1/14/2020	ING Capital LLC	£	2.9 Sold	$3.6	$3.9	$(0.3)
GBP	1/14/2020	ING Capital LLC	£	3.3 Sold	4.1	4.4	(0.3)
GBP	4/8/2020	ING Capital LLC	£	0.4 Sold	0.5	0.5	—

Total					$34.5	$35.5	$(1.0)

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

As of September 30, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2020 (Unaudited)		December 31, 2019
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$7	$—
Level 2—Significant other observable inputs	585	—	1,594	—
Level 3—Significant unobservable inputs	6,146	—	6,480	(4)
Investments measured at net asset value(1)	600	—	510	—

Total	$7,331	$—	$8,591	$(4)

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had interest rate swaps and foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2020 and December 31, 2019.

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

The following is a reconciliation for the nine months ended September 30, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,905	$570	$95	$80	$485	$345	$6,480
Accretion of discount (amortization of premium)	6	0	0	0	0	1	7
Net realized gain (loss)	(246)	(172)	(62)	—	(1)	(47)	(528)
Net change in unrealized appreciation (depreciation)	(121)	55	1	(4)	(12)	(32)	(113)
Purchases	1,187	17	—	—	255	53	1,512
Paid-in-kind interest	7	2	3	7	21	9	49
Sales and repayments	(1,174)	(2)	(27)	(3)	(102)	(22)	(1,330)
Net transfers in or out of Level 3	54	15	—	—	—	—	69

Fair value at end of period	$4,618	$485	$10	$80	$646	$307	$6,146

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(222)	$(53)	$1	$(4)	$(12)	$(62)	$(352)

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended September 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,828	$212	$95	$6	$48	$263	$3,452
Accretion of discount (amortization of premium)	2	0	1	0	0	1	4
Net realized gain (loss)	(2)	—	—	—	1	(10)	(11)
Net change in unrealized appreciation (depreciation)	(53)	(16)	(3)	0	(6)	6	(72)
Purchases	552	134	14	33	90	5	828
Paid-in-kind interest	3	1	1	3	2	5	15
Sales and repayments	(817)	(6)	(2)	—	(12)	(6)	(843)
Net transfers in or out of Level 3	26	—	—	—	—	—	26

Fair value at end of period	$2,539	$325	$106	$42	$123	$264	$3,399

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(56)	$(16)	$0	$0	$(3)	$(2)	$(77)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2020 and December 31, 2019 were as follows:

Type of Investment	Fair Value at September 30, 2020 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,581	Discounted Cash Flow	Discount Rate	5.3% - 21.2% (8.8%)	Decrease
	474	Waterfall	EBITDA Multiple	0.1x - 11.0x (5.6x)	Increase
	58	Cost
Subordinated Debt	80	Discounted Cash Flow	Discount Rate	12.2% - 12.2% (12.2%)	Decrease
	0	Waterfall	EBITDA Multiple	11.0x - 11.0x (11.0x)	Increase
Asset Based Finance	303	Discounted Cash Flow	Discount Rate	4.2% - 14.2% (9.0%)	Decrease
	297	Waterfall	EBITDA Multiple	1.0x - 10.0x (1.4x)	Increase
	35	Other
	9	Cost
	2	Indicative Dealer Quotes		28.8% - 28.8% (28.8%)	Increase
Equity/Other	275	Waterfall	EBITDA Multiple	0.1x - 13.8x (7.3x)	Increase
	27	Option Pricing Model	Equity Illiquidity Discount	55.0% - 65.0% (55.2%)	Decrease
	3	Discounted Cash Flow	Discount Rate	13.4% - 13.4% (13.4%)	Decrease
	2	Other
	0	Cost

Total	$6,146

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Note 9. Financing Arrangements

Prior to June 18, 2020, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $3,293. As of September 30, 2020, the Company’s asset coverage was 228%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2020 are discussed below.

	As of September 30, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)(3)	$ 778	(4)	$987	November 7, 2024
Germantown Credit Facility(1)	Term Loan Credit Facility	L+2.50%(2)	175		—	December 15, 2020
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	187		63	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)(5)	975		275	July 15, 2022- April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	March 28, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	118		82	November 22, 2024

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of September 30, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	$210	$90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025

Total			$3,293	$1,622

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €133 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $112 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $156 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £141 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)

The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of September 30, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	As of September 30, 2020, the fair value of the 4.250% notes was approximately $449. The valuation is considered a Level 2 valuation within the fair value hierarchy.

	As of December 31, 2019
Arrangement(2)	Type of Arrangement	Rate(1)	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% - 2.25% (1)(3)	$1,516	(4)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L+2.50%(1)	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%(1)	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L+2.00%(1)	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L+2.50%(1)	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L+2.45%(1)	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	100		—	June 27, 2020(5)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	38		12	September 26, 2020(6)
Ambler Credit Facility	Revolving Credit Facility	L+2.25%(1)	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L+2.25%(1)	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L+1.55%	$—		$—	N/A(7)
Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$94		$81	N/A(8)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

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

(8)

Cheltenham Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past February 19, 2020 nor terminated the TRS on that date. The TRS was terminated effective September 28, 2020. Cheltenham Funding did not pay any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

For the three and nine months ended September 30, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$6	$0	$6
Germantown Credit Facility	1	0	1	—	—	—
Cooper River Credit Facility	—	—	—	1	0	1
Darby Creek Credit Facility	1	0	1	2	0	2
Dunlap Credit Facility	3	0	3	—	—	—
Jefferson Square Credit Facility	2	—	2	—	—	—
Juniata River Credit Facility	6	0	6	9	1	10
Senior Secured Revolving Credit Facility	5	1	6	5	0	5
Burholme Prime Brokerage Facility	—	—	—	—	—	—
Broomall Prime Brokerage Facility	—	—	—	—	—	—
Ambler Credit Facility	1	0	1	—	—	—
Meadowbrook Run Credit Facility	1	0	1	—	—	—
4.250% Notes due 2025	5	0	5	—	—	—

Total	$25	$1	$26	$23	$1	$24

	Nine Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$19	$1	$20
Germantown Credit Facility	7	—	7	—	—	—
Cooper River Credit Facility	—	—	—	4	0	4
Darby Creek Credit Facility	6	0	6	7	0	7
Dunlap Credit Facility	10	—	10	—	—	—
Jefferson Square Credit Facility	9	—	9	—	—	—
Juniata River Credit Facility	21	1	22	31	1	32
Senior Secured Revolving Credit Facility	23	1	24	15	1	16
Burholme Prime Brokerage Facility	—	—	—	—	—	—
Broomall Prime Brokerage Facility	1	—	1	—	—	—

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	Nine Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility	$3	$0	$3	$—	$—	$—
Meadowbrook Run Credit Facility	5	1	6	—	—	—
4.250% Notes due 2025	13	0	13	—	—	—

Total	$98	$3	$101	$76	$3	$79

(1)

Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $3,666 and 3.55%, respectively. As of September 30, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.11%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2019 were $1,946 and 5.15%, respectively. As of September 30, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.78%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.

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

Broomall Prime Brokerage Facility

On June 22, 2020, Broomall Funding LLC, or Broomall Funding, a wholly-owned financing subsidiary of the Company, repaid in full and terminated its committed facility arrangement, or the Broomall Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP.

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

Center City Total Return Swap

Effective June 30, 2020, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, terminated its total return swap, or TRS, for a portfolio of primarily senior secured floating rate loans with Citibank, N.A., or Citibank. Center City Funding did not pay any termination fee as a result of the termination of the TRS.

For the nine months ended September 30, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $0 and net change unrealized appreciation (depreciation) on total return swap of $0 which are reflected in the Company’s consolidated statements of operations.

Germantown Credit Facility

On July 31, 2020, Germantown Funding LLC, or Germantown Funding, a wholly-owned special-purpose financing subsidiary of the Company, permanently prepaid a portion of its term loan credit facility, or the Germantown Credit Facility, with Goldman Sachs Bank USA, or Goldman Sachs, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral agent and collateral administrator. The prepayment permanently reduced the facility amount from $300 to $175.

Juniata River Credit Facility

On September 11, 2020, Juniata River LLC, or Juniata River, a wholly-owned special-purpose financing subsidiary of the Company entered into that certain Second Amended and Restated Loan and Security Agreement, or the Juniata River Second Amendment and Restatement, to its revolving credit facility, or the Juniata River Credit Facility, with JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral agent, collateral administrator, and securities intermediary, to, among other things, (i) increase the maximum committed facility amount from $850 to $1,250, composed of a $400 tranche, or Tranche A, with an interest rate equal to three-month LIBOR (subject to a 0% floor) plus 2.50% per annum and a maturity date of July 15,

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

2022, and an $850 tranche, or Tranche B, with an interest rate equal to three-month LIBOR (subject to a 0% floor) plus 2.75% per annum and a maturity date of April 11, 2023, (ii) extend the reinvestment period to January 11, 2022, (iii) provide Juniata River the option to elect to increase the Tranche B commitments by up to an additional $650, subject to certain conditions, and (iv) require the repayment of any outstanding Tranche B loans in excess of $550 at the end of the reinvestment period.

Jefferson Square Credit Facility

In connection with the Juniata River Second Amendment and Restatement, on September 11, 2020, Jefferson Square Funding LLC, or Jefferson Square, a wholly-owned special-purpose financing subsidiary of the Company, repaid in full and terminated its revolving credit facility, or the Jefferson Square Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent and collateral administrator. On September 11, 2020, Jefferson Square merged with and into Juniata River, with Juniata River as the surviving entity.

Cheltenham Total Return Swap

Effective September 28, 2020, the Company’s wholly-owned financing subsidiary, Cheltenham Funding LLC, or Cheltenham Funding, terminated its TRS for a portfolio of primarily senior secured floating rate loans with Citibank. Cheltenham Funding did not pay any termination fee as a result of the termination of the TRS.

For the nine months ended September 30, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $(3) and net change unrealized appreciation (depreciation) on total return swap of $5 which are reflected in the Company’s consolidated statements of operations.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2020, the Company’s unfunded commitments consisted of the following:

Category/Company (1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$12.7
All Systems Holding LLC	3.0
Aspect Software Inc	3.3
CSafe Global	9.1
CSafe Global	6.1
Eagle Family Foods Inc	5.2
Entertainment Benefits Group LLC	0.5
Heniff Transportation Systems LLC	6.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category/Company (1)	Commitment Amount
J S Held LLC	$8.1
J S Held LLC	6.8
KBP Investments LLC	25.8
KBP Investments LLC	3.3
Kellermeyer Bergensons Services LLC	36.4
Kodiak BP LLC	8.8
Lexitas Inc	2.9
Monitronics International Inc	58.7
Motion Recruitment Partners LLC	34.6
P2 Energy Solutions Inc.	5.4
Pretium Packaging LLC	22.4
Production Resource Group LLC	46.9
Revere Superior Holdings Inc	2.3
RSC Insurance Brokerage Inc	33.2
RSC Insurance Brokerage Inc	4.7
RSC Insurance Brokerage Inc	3.6
Sungard Availability Services Capital Inc	1.6
Truck-Lite Co LLC	18.6
Truck-Lite Co LLC	10.6
Asset Based Finance
Home Partners JV, Structured Mezzanine	14.5
Home Partners JV 2, Structured Mezzanine	15.9
Opendoor Labs Inc, 2L Term Loan	53.6

Total	$465.0

Unfunded Other Asset Based Finance / Other commitments	$210.2

(1)	May be commitments to one or more entities affiliated with the named company.

As of September 30, 2020, the Company’s debt commitments are comprised of $127.5 revolving credit facilities and $337.5 of delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(10.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of September 30, 2020, the Company also has an unfunded commitment to provide $284.4 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2020 and December 31, 2019.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$29.44	$31.45
Results of operations(2)
Net investment income	1.51	2.80
Net realized gain (loss) and unrealized appreciation (depreciation)	(4.66)	(1.67)

Net increase (decrease) in net assets resulting from operations	(3.15)	1.13

Stockholder distributions(3)
Distributions from net investment income	(1.75)	(3.02)

Net decrease in net assets resulting from stockholder distributions	(1.75)	(3.02)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	0.12	—
Deduction of deferred costs(6)	—	(0.12)

Net increase (decrease) in net assets resulting from capital share transactions	0.12	(0.12)

Net asset value, end of period	$24.66	$29.44

Per share market value, end of period	$14.71	—

Shares outstanding, end of period	170,597,301	169,594,825

Total return based on net asset value(7)	(10.29)%	2.96%

Total return based on market value(8)	6.48%	—

Ratio/Supplemental Data:
Net assets, end of period	$4,207	$4,996

Ratio of net investment income to average net assets(9)	7.74%	9.07%
Ratio of operating expenses and excise taxes to average net assets(9)	8.35%	8.46%
Ratio of net operating expenses and excise taxes to average net assets(9)	8.35%	8.46%
Portfolio turnover(10)	22.27%	53.43%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,293	$3,809
Asset coverage per unit(11)	2.28	2.31

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

(5)	Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share.

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

(8)

The total return based on market value for the nine months ended September 30, 2020 was calculated by taking change in the market price since the Company’s listing on June 17, 2020, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2020 are annualized. Annualized ratios for the nine months ended September 30, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of subordinated income incentive fees to average net assets	1.92%	1.11%
Ratio of interest expense to average net assets	3.05%	4.04%
Ratio of excise taxes to average net assets	—	0.04%

(10)	Portfolio turnover for the nine months ended September 30, 2020 is not annualized.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2020 and for the Year Ended December 31, 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2020 and the year ended December 31, 2019:

Net Investment Activity	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Purchases	$264	$1,731
Sales and Repayments	(309)	(2,287)

Net Portfolio Activity	$(45)	$(556)

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$246	93%	$1,349	78%
Senior Secured Loans—Second Lien	—	—	37	2%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	—	—	3	0%
Asset Based Finance	18	7%	255	15%
Credit Opportunities Partners, LLC	—	—	87	5%
Equity/Other	—	—	—	—

Total	$264	100%	$1,731	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,363	$4,904	66.9%	$6,017	$5,717	66.6%
Senior Secured Loans—Second Lien	713	629	8.6%	941	809	9.4%
Other Senior Secured Debt	92	74	1.0%	243	228	2.7%
Subordinated Debt	181	171	2.3%	479	489	5.7%
Asset Based Finance	708	646	8.8%	535	485	5.6%
Credit Opportunities Partners, LLC	591	600	8.2%	503	510	5.9%
Equity/Other	288	307	4.2%	323	353	4.1%

Total	$7,936	$7,331	100.0%	$9,041	$8,591	100.0%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our unaudited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,363	$4,904	66.9%	$6,090	$5,788	66.7%
Senior Secured Loans—Second Lien	713	629	8.6%	961	827	9.5%
Other Senior Secured Debt	92	74	1.0%	243	228	2.6%
Subordinated Debt	181	171	2.3%	479	489	5.6%
Asset Based Finance	708	646	8.8%	535	485	5.6%
Credit Opportunities Partners, LLC	591	600	8.2%	503	510	5.9%
Equity/Other	288	307	4.2%	324	353	4.1%

Total	$7,936	$7,331	100.0%	$9,135	$8,680	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Number of Portfolio Companies	160	213
% Variable Rate Debt Investments (based on fair value)(1)(2)	72.3%	72.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.1%	14.7%
% Other Income Producing Investments (based on fair value)(3)	10.6%	6.9%
% Non-Income Producing Investments (based on fair value)(2)	3.8%	3.4%
% of Investments on Non-Accrual (based on fair value)	4.2%	2.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.6%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	7.5%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the nine months ended September 30, 2020, our total return based on net asset value was (10.29)% and our total return based on market value was 6.48%. For the year ended December 31, 2019, our total return based on net asset value was 2.96%. See footnotes 7 and 8 to the financial highlights table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of September 30, 2020 and December 31, 2019:

Characteristics of All Direct Originations Held in Portfolio	September 30, 2020	December 31, 2019
Number of Portfolio Companies	110	110
% of Investments on Non-Accrual (based on fair value)	4.2%	2.5%
Total Cost of Direct Originations	$6,965	$7,161
Total Fair Value of Direct Originations	$6,473	$6,713
% of Total Investments, at Fair Value	88.3%	78.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.4%	9.3%
Weighted Average Annual Yield on All Debt Investments(2)	7.4%	8.5%

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

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$56	0.8%	$182	2.1%
Capital Goods	944	12.9%	1,139	13.3%
Commercial & Professional Services	770	10.5%	861	10.0%
Consumer Durables & Apparel	288	3.9%	302	3.5%
Consumer Services	267	3.6%	548	6.4%
Credit Opportunities Partners, LLC	600	8.2%	510	5.9%
Diversified Financials	572	7.8%	402	4.7%
Energy	164	2.3%	328	3.8%
Food & Staples Retailing	198	2.7%	223	2.6%
Food, Beverage & Tobacco	120	1.6%	132	1.5%
Health Care Equipment & Services	700	9.6%	888	10.3%
Household & Personal Products	112	1.5%	1	0.0%
Insurance	227	3.1%	220	2.6%
Materials	128	1.8%	354	4.1%
Media & Entertainment	214	2.9%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	105	1.4%	187	2.2%
Real Estate	200	2.7%	122	1.4%
Retailing	344	4.7%	435	5.1%
Semiconductors & Semiconductor Equipment	—	—	3	0.0%
Software & Services	896	12.2%	874	10.2%
Technology Hardware & Equipment	133	1.8%	174	2.0%
Telecommunication Services	151	2.1%	154	1.8%
Transportation	142	1.9%	143	1.7%

Total	$7,331	100.0%	$8,591	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019(1)
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,643	64%	$5,682	66%
2	1,552	21%	2,236	26%
3	681	9%	361	4%
4	455	6%	312	4%

Total	$7,331	100%	$8,591	100%

(1)

Historically, the Advisor has rated its investment in COP as a 2 on the investment rating scale. As of September 30, 2020, the Advisor evaluates its investment in COP by rating each individual loan in COP’s portfolio on a look-through basis. The Advisor has re-evaluated its portfolio as of December 31, 2019 and has updated the investment rating scale in the table above in order to be in accordance with the current methodology.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

Our investment income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$120	70%	$95	88%	$397	74%	$304	90%
Paid-in-kind interest income	16	9%	7	6%	46	9%	16	5%
Fee income	5	3%	5	5%	27	5%	19	5%
Dividend income	31	18%	1	1%	65	12%	1	0%

Total investment income(1)	$172	100%	$108	100%	$535	100%	$340	100%

(1)

For the three months ended September 30, 2020 and 2019, such revenues represent $152 and $99, respectively, of cash income earned as well as $20 and $9, respectively, in non-cash portions relating to accretion of discount and PIK interest. For the nine months ended September 30, 2020 and 2019, such revenues represent $476 and $317, respectively, of cash income earned as well as $59 and $23, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 can primarily be attributed to the increase in assets resulting from the Mergers.

The increase in dividend income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to dividends paid in respect to our investment in Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$28	$17	$90	$52
Subordinated income incentive fees	22	5	64	25
Administrative services expenses	2	2	5	3
Stock transfer agent fees	0	0	2	2
Accounting and administrative fees	1	0	2	1
Interest expense	26	24	101	79
Other	3	1	13	3

Total operating expenses	$82	$49	$277	$165

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ratio of operating expenses to average net assets	1.96%	1.93%	6.25%	6.45%
Ratio of incentive fees and interest expense to average net assets(1)	1.15%	1.14%	3.73%	4.07%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.81%	0.79%	2.52%	2.38%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $90 ($0.52 per share) and $59 ($0.72 per share) for the three months ended September 30, 2020 and 2019, respectively. The increase in net investment income for the three months ended September 30, 2020 can be attributed to the increase in investment income discussed above.

Our net investment income totaled $258 ($1.51 per share) and $175 ($2.15 per share) for the nine months ended September 30, 2020 and 2019, respectively. The increase in net investment income for the nine months ended September 30, 2020 can be attributed to the increase in investment income discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments(1)	$(252)	$(8)	$(612)	$(49)
Net realized gain (loss) on total return swap	(1)	—	(2)	—
Net realized gain (loss) on foreign currency forward contracts	—	—	0	—
Net realized gain (loss) on interest rate swaps	(5)	—	(11)	—
Net realized gain (loss) on foreign currency	(13)	1	(12)	1

Total net realized gain (loss)	$(271)	$(7)	$(637)	$(48)

(1)

We sold investments and received principal repayments, respectively, of $248 and $61 during the three months ended September 30, 2020 and $113 and $28 during the three months ended September 30, 2019. We sold investments and received principal repayments, respectively, of $1,285 and $1,002 during the nine months ended September 30, 2020 and $258 and $955 during the nine months ended September 30, 2019.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$329	$(75)	$(155)	$(24)
Net change in unrealized appreciation (depreciation) on total return swap	2	—	4	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	—	1	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	5	(2)	(25)	(12)
Net change in unrealized gain (loss) on foreign currency	(6)	3	17	1

Total net change in unrealized appreciation (depreciation)	$330	$(74)	$(158)	$(35)

The decrease in unrealized appreciation (depreciation) during the nine months ended September 30, 2020 was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic. The increase in unrealized appreciation (depreciation) during the three months ended September 30, 2020 was primarily driven by mark to market improvements on certain assets as well as the reversal of unrealized losses from the restructures of troubled investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020 and 2019, the net increase in net assets resulting from operations was $149 ($0.87 per share) compared to a net decrease in net assets resulting from operations of $(22) ($(0.27) per share) during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the net decrease in net assets resulting from operations was $(537) ($(3.14) per share) compared to a net increase in net assets resulting from operations of $92 ($1.13 per share) during the nine months ended September 30, 2019.

This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”. The Listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

As of September 30, 2020, we had $140 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $1,622 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2020, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2020, we had unfunded debt investments with aggregate unfunded commitments of $465.0, unfunded equity/other commitments of $210.2, and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 18, 2020, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by us was $3.3 billion. As of September 30, 2020, our asset coverage was 228%. See “-Financing Arrangements.”

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

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2020:

Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+2.00% - 2.25%(2)(3)	$778	(4)	$987	November 7, 2024
Germantown Credit Facility(1)	Term Loan Credit Facility	L+2.50%(2)	175		—	December 15, 2020
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	187		63	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)(5)	975		275	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	March 28, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	118		82	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			$3,293		$1,622

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €133 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $112 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $156 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £141 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)

The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of September 30, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	As of September 30, 2020, the fair value of the 4.250% notes was approximately $449. The valuation is considered a Level 2 valuation within the fair value hierarchy.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2020 or 2019 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.7540	$61
June 30, 2019	0.7540	61
September 30, 2019	0.7540	62

Total	$2.2620	$184

Fiscal 2020
March 31, 2020	$0.6000	$102
June 30, 2020	0.6000	102
September 30, 2020	0.5500	95

Total	$1.7500	$299

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three and nine months ended September 30, 2020 and 2019.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2020 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(2)	November 7, 2024	$778	—	—	$778	—
Germantown Credit Facility(3)	December 15, 2020	$175	$175	—	—	—
Darby Creek Credit Facility(4)	February 26, 2024	$187	—	—	$187	—
Dunlap Credit Facility(5)	February 26, 2024	$375	—	—	$375	—
Juniata River Credit Facility(6)	October 11, 2021	$975	—	$975	—	—
Burholme Prime Brokerage Facility(7)	March 28, 2021	$—	—	—	—	—
Ambler Credit Facility(8)	November 22, 2024	$118	—	—	$118	—
Meadowbrook Run Credit Facility(9)	November 22, 2024	$210	—	—	$210	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)

At September 30, 2020, $987 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €133 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $112 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $156 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £141 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

(3)	At September 30, 2020, no amounts remained unused under the financing arrangement.

(4)	At September 30, 2020, $63 remained unused under the Darby Creek Credit Facility.

(5)	At September 30, 2020, $125 remained unused under the Dunlap Credit Facility.

(6)	At September 30, 2020, $275 remained unused under the Juniata River Credit Facility.

(7)	At September 30, 2020, no amounts remained unused under the Burholme Prime Brokerage Facility.

(8)	At September 30, 2020, $82 remained unused under the Ambler Credit Facility.

(9)	At September 30, 2020, $90 remained unused under the Meadowbrook Run Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 72.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.1% were debt investments paying fixed interest rates, while 10.6% were other income producing investments, 3.8% consisted of non-income producing investments and the remaining 4.2% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. Earlier this year, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of September 30, 2020, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 23 basis points	$(2)	$(7)	$5	1.1%
No change	—	—	—	—
Up 100 basis points	$19	$28	$(9)	(2.0)%
Up 300 basis points	$125	$85	$40	9.3%
Up 500 basis points	$234	$141	$93	21.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2020					Hedges As of September 30, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	151.4	$104.2	$105.7	$10.6	—	$—
British Pound Sterling		£119.4	153.7	149.6	15.0	—	—
Canadian Dollars	C$	116.9	87.6	81.9	8.2	—	—
Euros		€130.6	146.5	152.2	15.2	€1.9	2.3
Norwegian Kronor		kr76.8	8.3	8.2	0.8	kr11.4	1.2

Total			$500.3	$497.6	$49.8		$3.5

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2020, the contractual amount of our foreign currency forward contracts totaled $6.6. As of September 30, 2020, we had outstanding borrowings denominated in foreign currencies of €133, CAD $112, £141 and A$156 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

During the nine months ended September 30, 2020, the Company repurchased 2,265,153 shares of common stock pursuant to the May 2020 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $14.47 (totaling $33). During the period from October 1, 2020 to October 31, 2020, the Company repurchased 426,222 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $15.11 (totaling $6).

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

During the nine months ended September 30, 2020, the Affiliated Purchaser Program purchased 6,131,957 shares of common stock at an average price per share (inclusive of commissions paid) of $14.48 (totaling $89). During the period from October 1, 2020 to October 31, 2020, the Affiliated Purchaser Program purchased 724,951 shares of common stock at an average price per share (inclusive of commissions paid) of $15.49 (totaling $11).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2020. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts. Share and per share amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	3,082,501	$14.14	3,082,501	$386
August 1, 2020 through August 31, 2020	2,648,045	14.81	2,648,045	337
September 1, 2020 through September 30, 2020	2,666,564	14.53	2,666,564	288

	8,397,110	14.47	8,397,110

(1)	Amount includes commissions paid.

(2)	Includes amounts pursuant to the May 2020 Share Repurchase Program and the Affilliated Purchaser Program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Articles of Amendment. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.5	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.6	Fourth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Second Amended and Restated Distribution Reinvestment Plan of the Company, effective as of June 17, 2020. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.3	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.5	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2020).

10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.16	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.17	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2020.)

10.18	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.19	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.20	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.21	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.22	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.23	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.24	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.25	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.26	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.27	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.28	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.29	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.30	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.31	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.32	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.33	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.34	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.35	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.36	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.37	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.38	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.39	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.40	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.41	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.42	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.43	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.44	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.45	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.46	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.47	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.48	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.49	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.50	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and the Company, as servicer. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.51	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, the Company, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.52	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.53	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.54	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.55	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.56	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank,
N.A.(Incorporated by reference to Exhibit  10.4 to FS Investment Corporation IV’s Current
Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2020.

FS KKR CAPITAL CORP. II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel
Chief Accounting Officer