Form 10-K
period 2020-12-31
FS KKR Capital Corp. II
filed 2021-03-01
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion.

There were 169,903,166 shares of the registrant’s common stock outstanding as of February 26, 2021.

Documents Incorporated by Reference

The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS KKR Capital Corp. II

FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2020

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. II (NYSE: FSKR), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on July 12, 2011 and formally commenced investment operations on June 18, 2012. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, we had total assets of approximately $8.5 billion.

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

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 18, 2020, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

Acquisitions of FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II

On December 18, 2019, we completed our acquisitions of FS Investment Corporation III, or FSIC III, FS Investment Corporation IV, or FSIC IV, and Corporate Capital Trust II, or CCT II, pursuant to that certain Agreement and Plan of Merger, or the 2019 Merger Agreement, dated as of May 31, 2019, by and among us, FSIC III, FSIC IV, CCT II, NT Acquisition 1, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 1, NT Acquisition 2, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 2, NT Acquisition 3, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 3, and the Advisor.

Pursuant to the 2019 Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 1A, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 1A, Merger 1, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 2A, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 2A, Merger 2, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, or Merger 3A, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company, or together with the Merger 3A, Merger 3, and together with Merger 1 and Merger 2, the 2019 Mergers.

In accordance with the terms of the 2019 Merger Agreement, upon the closing of the transactions contemplated by the 2019 Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of our common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of our common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of our common stock. As a result, we issued an aggregate of approximately 289,084,117 shares of our common stock to former FSIC III stockholders, 14,031,781 shares of our common stock to former CCT II shareholders and 43,668,803 shares of our common stock to former FSIC IV stockholders. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split as discussed below.

Following the consummation of the 2019 Mergers, we entered into a new investment advisory agreement with the Advisor, or the investment advisory agreement.

Reverse Stock Split

On June 10, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a 4 to 1 reverse split of the Company’s shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on June 10, 2020. As a result of the Reverse Stock Split, every four shares of the Company’s common stock issued and outstanding were automatically combined into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from approximately 691.2 million to approximately 172.8 million as of June 10, 2020. The Reverse Stock Split did not modify the rights or preferences of the Company’s common stock. The Company also filed a separate Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to provide that there would be no change in the par value of $0.001 per share as a result of the Reverse Stock Split.

Listing

On June 17, 2020, shares of our common stock began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol “FSKR”. This listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

Pending Merger with FSK

On November 23, 2020, the Company entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement, with FS KKR Capital Corp., a Maryland corporation, or FSK and, together with the Company, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of FSK, or Merger Sub, and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, the Company will merge with and into FSK, with FSK continuing as the surviving company or, together with the First Merger, the 2021 Merger. See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for additional information.

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

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL and Leawood, KS. The firm had approximately $23 billion in assets under management as of December 31, 2020.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $78 billion of assets under management as of December 31, 2020 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $252 billion in assets under management as of December 31, 2020, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

Potential Market Opportunity

We believe significant investment opportunities will continue to present themselves in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

The variable rate structure of most senior secured and second lien secured loans present significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors. Because senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. Senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. The following characteristics support our belief:

•

Large Target Market. Middle market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle market companies and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.

•

Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of of lenders are willing to hold large amounts of middle market loans. As a result, we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.

Lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information, about smaller companies . Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle market companies, which may result in their overlooking many attractive investment opportunities. Middle market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle market companies.

•

Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions

Potential Competitive Strengths

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

Joint Venture

We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners, LLC, or COP, a joint venture with SCRS. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COP and together are required to agree on all investment decisions as well as certain other significant actions for COP. As of December 31, 2020, COP had total capital commitments of $1.0 billion, $875.0 million of which was from us and the remaining $125.0 million of which was from SCRS. As of December 31, 2020, we had funded approximately $590.6 million.of our commitment. Additionally, as of December 31, 2020, COP had $260.4 million of borrowing capacity. As of December 31, 2020, our investment in COP was approximately $626.0 million at fair value. We do not consolidate COP in our consolidated financial statements.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share.We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2020 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on June 27, 2020 and expiring on June 27, 2021. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.

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

On June 18, 2020, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

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

The New York Stock Exchange Corporate Governance Regulations

The NYSE has adopted corporate governance regulations with which listed companies must comply. We believe we currently are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take reasonably necessary actions to ensure that we stay in compliance.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkradvisor.com/fskr. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.	Risk Factors.

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment. Please refer also to those risk factors relating to our proposed merger with FS KKR Capital Corp. included under the caption “Risk Factors—Risks Relating to the Merger” in FS KKR Capital Corp.’s pre-effective amendment no. 1 to its registration statement on Form N-14 (333-251667) filed with the SEC on February 25, 2021 which are incorporated herein by reference.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

Risks Related to Our Business and Structure

•

If our investment advisory agreement were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

•	The inability of the Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.

•	We operate in a highly competitive market for investment opportunities.

•	Our board of directors may change our policies and strategies without prior notice or stockholder approval.

•	The SBCA Act allows us to incur additional leverage.

•	Future legislation or rules could modify how we treat and use derivatives and other financial arrangements.

•	Compliance with regulations applicable to us as a public company will involve significant expenditures.

•	Failure to maintain safeguard the security of our data could compromise our ability to conduct business.

•	We and our Advisor could be the target of litigation, including in connection with stockholder activism.

Risks Related to the Advisory and its Affiliates

•

The Advisor and its affiliates face conflicts of interest as a result of arrangements between us and the Advisor and related to obligations the Advisor and its affiliates have to our affiliates and to other clients.

•	We may be obligated to pay the Advisor incentive compensation on income that we have not received.

•	We may face additional competition because employees of the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

•

The Advisor’s liability to us is limited, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies and RICs

•	Failure to maintain our status as a BDC would reduce our operating flexibility.

•

We will be subject to corporate-level income tax if we are unable to qualify as a RIC or to satisfy the RIC annual distribution requirements, and our investments may be subject to corporate-level income tax.

•	Our ability to acquire investments may be adversely affected if we cannot obtain financing.

•

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•	Regulations governing our operation as a BDC and a RIC will affect our ability and means to raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to our Investments

•	Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.

•	International investments create additional risks.

•	Our investments in private investment funds subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.

•

We may acquire financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.

•

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. If there is a default, the value of any collateral securing our debt investments may not be sufficient to repay in full both the other creditors and us.

•	We generally will not control our portfolio companies.

•	Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

•	We are exposed to risks associated with changes in interest rates.

•	A covenant breach by our portfolio companies may harm our operating results.

•	Our portfolio companies may be highly leveraged.

•	We may not realize gains from our equity investments.

•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	We may not have the funds or ability to make additional investments in our portfolio companies.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results.

•	Our investments may include original issue discount and PIK instruments.

•	We may from time to time enter into derivative transactions which expose us to certain risks.

•	We may invest through special purpose vehicles, which may entail greater risks.

Risks Related to Debt Financing

•	We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

•	The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.

Risks Related to an Investment in Our Common Stock

•	There is a risk that investors in our common stock may not receive distributions.

•	Portions of the distributions that we make may represent a return of capital to stockholders.

•	Our shares of common stock may trade at a discount to net asset value and we may issue shares at prices below our then-current net asset value.

•	We may pay distributions from offering proceeds, borrowings or the sale of assets.

•	A stockholder’s interest in us will be diluted if we issue additional shares.

•	Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

•	The net asset value and/or market price of our common stock may fluctuate significantly.

•	Holders of any preferred stock that we issue will have the right to elect members of the board of directors.

General Risk Factors

•	Events outside of our control, including public health crises, could negatively affect our operations.

•

If the current period of capital market disruption and instability continues, investors in our equity securities may not receive distributions consistent with historical levels or at all, and the valuation of our investments and our ability to raise capital could be negatively impacted.

•	Global economic, political and market conditions may adversely affect our business and financial condition.

•	Changes to U.S. tariff and import/export regulations may negatively affect our portfolio companies.

•	Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

•	Future economic downturns could impair our portfolio companies and harm our operating results.

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

In addition, each of our investment advisory agreement and administration agreement with the Advisor has termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

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

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Advisor can provide no assurance that it will able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by Advisor or its affiliates. Although Advisor allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

We may be unable to realize the benefits anticipated by the 2019 Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

It is also possible that our estimates of the 2019 Mergers-related potential cost savings could ultimately be incorrect. If our estimates turn out to be incorrect or if we are not able to successfully combine the investment portfolios of FSIC III, FSIC IV or CCT II with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

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

Effective June 19, 2020, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”

Future legislation or rules could modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements.

Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC in October 2020 adopted Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 2022. Rule 18f-4 could limit the Company’s ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect the value or performance of the Company.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC and the listing standards of the NYSE. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. In particular, our management is required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to our proposed merger with FS KKR Capital Corp, potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS KKR Capital Corp. II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments.

In addition, the IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.

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

•	Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

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

We may co-invest with third parties through partnerships, joint ventures or other entities, such as SCJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $9.8 billion in total assets, (ii) a weighted average cost of funds of 3.39%, (iii) $5.4 billion in debt outstanding and (iv) $4.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(27.37)%	(15.82)%	(4.28)%	7.26%	18.81%

Similarly, assuming (i) $9.8 billion in total assets, (ii) a weighted average cost of funds of 3.39% and (iii) $5.4 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.85% in order to cover the annual interest payments on our outstanding debt.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on June 27, 2021. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after June 27, 2021.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.

The market price of our common stock may fluctuate significantly.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks Related to Our Business and Structure—We and our Advisor could be the target of litigation.”

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.

We also cannot assure you that the issuance of preferred stock, debt securities or convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

General Risks

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Our ability to pay distributions consistent with our historical range or to continue to pay our distribution fully in cash rather than shares of common stock might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility (e.g., the ongoing COVID-pandemic). For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Market Information

Our common stock has been listed on the NYSE under the ticker symbol “FSKR” since June 17, 2020. Prior to June 17, 2020, there was no public market for our common stock. Our shares of common stock have historically traded at prices below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See “Risk Factors—Risks Related to an Investment in Our Common Stock—Our shares of common stock may trade at a discount to net asset value, and such discount may be significant.”

As of February 22, 2021, we had 12,420 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we declared on our common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018	$3.0160	$245
2019	$3.0160	$246
2020	$2.3000	$392

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Stock Repurchase Programs

In May 2020, our board of directors authorized a stock repurchase program, or the May 2020 Share Repurchase Program. Under the May 2020 Share Repurchase Program, we were permitted to repurchase up to $100 in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The May 2020 Share Repurchase Program has terminated in connection with the 2020 Merger Agreement.

During the year ended December 31, 2020, we repurchased 2,959,288 shares of common stock pursuant to the May 2020 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $14.63 (totaling $43).

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

During the year ended December 31, 2020, the Affiliated Purchaser Program purchased 7,316,413 shares of common stock at an average price per share (inclusive of commissions paid) of $14.80 (totaling $108).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2020. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts. Share and per share amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Ammounced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	1,151,173	$15.35	1,151,173	$260
November 1, 2020 through November 30, 2020	267,913	15.25	267,913	$249
December 1, 2020 through December 31, 2020	459,505	18.06	459,505	$238

	1,878,591	$16.00	1,878,591

(1)	Amount includes commissions paid.

(2)	Includes amounts pursuant to the May 2020 Share Repurchase Program and the Affiliated Purchaser Program.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. II under the Securities Act.

The following graph shows a comparison from June 17, 2020 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on June 17, 2020 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2020 and 2019 have been audited by Deloitte & Touche LLP, our independent registered public accounting firm, while our consolidated financial statements for the years ended 2018, 2017 and 2016 were audited by RSM US LLP, our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of operations data:
Investment income	$731	$460	$455	$524	$488
Operating expenses
Total expenses and excise taxes	372	222	222	266	246
Less: management fee waiver	—	—	(3)	(13)	(12)

Net expenses and excise taxes	372	222	219	253	234

Net investment income (loss)	359	238	236	271	254
Total net realized and unrealized gain (loss)	(735)	(146)	(274)	(81)	163

Net increase (decrease) in net assets resulting from operations	$(376)	$92	$(38)	$190	$417

Per share data:(1)
Net investment income (loss)—basic and diluted	$2.10	$2.82	$2.91	$3.32	$3.16

Net increase (decrease) in net assets resulting from operations—basic and diluted	$(2.20)	$1.13	$(0.46)	$2.34	$5.12

Distributions declared(2)	$2.30	$3.02	$3.02	$3.02	$3.02

Balance sheet data:
Total assets	$8,522	$8,970	$4,554	$5,110	$4,968

Credit facilities, secured borrowing and repurchase agreements payable	$3,960	$3,809	$1,887	$2,179	$1,977

Total net assets	$4,265	$4,996	$2,567	$2,853	$2,910

Other data:
Total return based on net asset value(3)	(6.93)%	3.18%	(1.37)%	6.52%	15.29%
Total return based on market value(4)	22.53%	—	—	—	—
Number of portfolio company investments at period end	155	213	160	131	138
Total portfolio investments for the period(5)	$3,030	$6,858	$1,896	$1,948	$1,413
Proceeds from sales and prepayments of investments	$3,061	$2,540	$1,885	$1,838	$1,654

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period. The share information utilized to determine per share data has been retroactively adjusted to reflect the Reverse Stock Split.

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

(4)

The total return based on market value for the year ended December 31, 2020 was calculated by taking change in the market price since the Company’s listing on June 17, 2020, including the impact of distributions reinvested in accordance with the Company’s distribution reinvestment plan. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(5)	Total portfolio investments for the year ended December 31, 2019 include investments acquired at fair value of $4,425 in connection with the 2019 Mergers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the 2021 Merger, the likelihood the 2021 Merger is completed and the anticipated timing of their completion.

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

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”, or the Listing. The Listing accomplished our goal of providing stockholders with greatly enhanced liquidity.

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser, on April 9, 2018, we entered into an investment advisory and administrative services agreement, dated as of April 9, 2018, with the Advisor, or the prior investment advisory and administrative services agreement, which replaced an investment advisory and administrative services agreement with our former investment adviser, FSIC II Advisor, LLC, or FSIC II Advisor. Following the consummation of the 2019 Mergers, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory and administrative services agreement.

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

Acquisitions of FS Investment Corporation III, FS Investment Corporation IV and Corporate Capital Trust II

On December 18, 2019, we completed the 2019 Mergers. Pursuant to the 2019 Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the 2019 Merger Agreement, upon the closing of the transactions contemplated by the 2019 Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of our common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of our common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of our common stock. As a result, we issued an aggregate of approximately 289,084,117 share of our common stock to former FSIC III stockholders, 14,031,781 shares of our common stock to former CCT II stockholders and 43,668,803 shares of our common stock to former FSIC IV stockholders. Following the consummation of the 2019 Mergers, we entered into the investment advisory agreement, which replaced the prior investment advisory and administrative services agreement. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split.

Pending Merger with FSK

On November 23, 2020, we entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement with FS KKR Capital Corp., a Maryland corporation, or FSKR, and together with FSKR, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of FSK, or Merger Sub and the Advisor.

The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, the Company will merge with and into FSK, with FSK continuing as the surviving company, or together with the First Merger, the 2021 Merger. The board of directors of each Fund has approved the 2021 Merger, with the participation throughout by, and the unanimous support of, its respective independent directors. The parties to the 2020 Merger Agreement intend the 2021 Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the 2021 Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into a number of shares of FSK common stock equal to an exchange ratio to be determined in connection with the closing of the 2021 Merger, or the Exchange Ratio. The Exchange Ratio will equal the net asset value per share of the Company’s common stock, respectively (determined no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger), divided by the net asset value per share of FSK common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger). Holders of the Company’s common stock may receive fractional shares or cash in lieu of fractional shares, at the election of FSK.

The 2020 Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds and the Advisor’s businesses during the period prior to the closing of the 2021 Merger. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The 2020 Merger Agreement provides that the board of directors of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to their respective stockholders, terminate the 2020 Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the 2020 Merger Agreement proposed by the other Fund).

Consummation of the 2021 Merger, which is currently anticipated to occur during the second or third quarter of 2021, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) the absence of certain legal impediments to the consummation of the 2021 Merger, (3) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of FSK, or the Proxy Statement, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the 2020 Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The 2020 Merger Agreement also contains certain termination rights in favor of each Fund including if the 2021 Merger is not completed on or before November 23, 2021 or if the requisite approvals of the applicable Fund’s stockholders are not obtained. The 2020 Merger Agreement also provides that, upon the termination of the 2020 Merger Agreement under certain circumstances, a third party may be required to pay FSKR a termination fee of approximately $90.8, or a third party may be required to pay FSK a termination fee of approximately $126.2.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

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

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Years Ended December 31, 2020 and 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
Net Investment Activity	2020	2019
Purchases(1)	$3,030	$6,858
Sales and Repayments	(3,061)	(2,540)

Net Portfolio Activity	$(31)	$4,318

	For the Year Ended December 31,

	2020		2019
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$2,265	75%	$4,459	65%
Senior Secured Loans—Second Lien	247	8%	765	11%
Other Senior Secured Debt	3	0%	147	2%
Subordinated Debt	24	1%	379	6%
Asset Based Finance	399	13%	482	7%
Credit Opportunities Partners, LLC	87	3%	503	7%
Equity/Other	5	0%	123	2%

Total	$3,030	100%	$6,858	100%

(1)	Purchases and new investments for the year ended December 31, 2019 include investments acquired at fair value of $4,425 in connection with the 2019 Mergers.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,457	$5,256	66.0%	$6,017	$5,717	66.6%
Senior Secured Loans—Second Lien	774	762	9.6%	941	809	9.4%
Other Senior Secured Debt	87	75	0.9%	243	228	2.7%
Subordinated Debt	137	130	1.6%	479	489	5.7%
Asset Based Finance	853	791	9.9%	535	485	5.6%
Credit Opportunities Partners, LLC	591	626	7.9%	503	510	5.9%
Equity/Other	327	328	4.1%	323	353	4.1%

Total	$8,226	$7,968	100.0%	$9,041	$8,591	100.0%

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our audited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,457	$5,256	66.0%	$6,090	$5,788	66.7%
Senior Secured Loans—Second Lien	774	762	9.6%	961	827	9.5%
Other Senior Secured Debt	87	75	0.9%	243	228	2.6%
Subordinated Debt	137	130	1.6%	479	489	5.6%
Asset Based Finance	853	791	9.9%	535	485	5.6%
Credit Opportunities Partners, LLC	591	626	7.9%	503	510	5.9%
Equity/Other	327	328	4.1%	324	353	4.1%

Total	$8,226	$7,968	100.0%	$9,135	$8,680	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Number of Portfolio Companies	155	213
% Variable Rate Debt Investments (based on fair value)(1)(2)	76.0%	72.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.1%	14.7%
% Other Income Producing Investments (based on fair value)(3)	10.3%	6.9%
% Non-Income Producing Investments (based on fair value)(2)	3.8%	3.4%
% of Investments on Non-Accrual (based on fair value)	1.8%	2.1%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.5%	9.5%
Weighted Average Annual Yield on All Debt Investments(5)	8.0%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not included investments on non-accrual status.

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

For the year ended December 31, 2020, our total return based on net asset value was (6.93)% and our total return based on market value was 22.53%. For the year ended December 31, 2019, our total return based on net asset value was 3.18%. See footnotes 7 and 8 to the financial highlights table included in Note 12 to our consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of December 31, 2020 and 2019:

Characteristics of All Direct Originations Held in Portfolio	December 31, 2020	December 31, 2019
Number of Portfolio Companies	116	110
% of Investments on Non-Accrual (based on fair value)	1.5%	2.5%
Total Cost of Direct Originations	$7,481	$7,161
Total Fair Value of Direct Originations	$7,304	$6,713
% of Total Investments, at Fair Value	91.7%	78.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.4%	9.3%
Weighted Average Annual Yield on All Debt Investments(2)	8.0%	8.5%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	62	0.8%	182	2.1%
Capital Goods	1,110	13.9%	1,139	13.3%
Commercial & Professional Services	788	9.9%	861	10.0%
Consumer Durables & Apparel	297	3.7%	302	3.5%
Consumer Services	175	2.2%	548	6.4%
Credit Opportunities Partners, LLC	626	7.9%	510	5.9%
Diversified Financials	646	8.1%	402	4.7%
Energy	142	1.8%	328	3.8%
Food & Staples Retailing	187	2.3%	223	2.6%
Food, Beverage & Tobacco	109	1.4%	132	1.5%
Health Care Equipment & Services	806	10.1%	888	10.3%
Household & Personal Products	176	2.2%	1	0.0%
Insurance	276	3.4%	220	2.6%
Materials	127	1.6%	354	4.1%
Media & Entertainment	216	2.7%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	110	1.4%	187	2.2%
Real Estate	239	3.0%	122	1.4%
Retailing	351	4.4%	435	5.1%
Semiconductors & Semiconductor Equipment	—	—%	3	0.0%
Software & Services	1,137	14.3%	874	10.2%
Technology Hardware & Equipment	116	1.5%	174	2.0%
Telecommunication Services	146	1.8%	154	1.8%
Transportation	126	1.6%	143	1.7%

Total	$7,968	100.0%	$8,591	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Performing Investment-generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment-no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment-some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment-concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019(1)
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$5,488	69%	$5,682	66%
2	1,487	19%	2,236	26%
3	394	5%	361	4%
4	599	7%	312	4%

Total	$7,968	100%	$8,591	100%

(1)

Historically, the Advisor has rated its investment in COP as a 2 on the investment rating scale. As of December 31, 2020, the Advisor evaluates its investment in COP by rating each individual loan in COP’s portfolio on a look-through basis. The Advisor has re-evaluated its portfolio as of December 31, 2019 and has updated the investment rating scale in the table above in order to be in accordance with the current methodology.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Revenues

Our investment income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$527	72%	$406	88%	$399	88%
Paid-in-kind interest income	64	9%	23	5%	18	4%
Fee income	49	7%	30	7%	30	6%
Dividend income	91	12%	1	0%	8	2%

Total investment income(1)	$731	100%	$460	100%	$455	100%

(1)

Such revenues represent $651, $428 and $430 of cash income earned as well as $80, $32 and $25 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can primarily be attributed to the increase in assets resulting from the 2019 Mergers.

The increase in dividend income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to dividends paid in respect to our investment in Credit Opportunities Partners, LLC.

The increase in interest income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher average invested balance during the year ended December 31, 2019, along with the increase in interest income from the acquired FSIC III, FSIC IV and CCT II assets for the last thirteen days of 2019.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Management fees	$120	$72	$79
Subordinated income incentive fees	89	29	25
Administrative services expenses	8	5	3
Stock transfer agent fees	2	2	2
Accounting and administrative fees	3	2	2
Listing advisory fees	7	—	—
Interest expense	130	106	103
Other	13	5	5

Total operating expenses	372	221	219
Management fees waiver	—	—	(3)

Net operating expenses before taxes	372	221	216
Excise taxes	—	1	3

Total net expenses, including excise taxes	$372	$222	$219

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Ratio of operating expenses and excise taxes to average net assets	8.50%	8.46%	8.12%
Ratio of management fee waiver to average net assets	—	—	(0.13)%

Ratio of net operating expenses and excise taxes to average net assets	8.50%	8.46%	7.99%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.01%	5.19%	4.78%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.49%	3.27%	3.21%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $359 ($2.10 per share), $238 ($2.82 per share) and $236 ($2.91 per share) for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in net investment income for the year ended December 31, 2020 compared to 2019 can be attributed to the increase in interest income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investment, financial instruments and foreign currency for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments(1)	$(872)	$(61)	$(80)
Net realized gain (loss) on total return swap	(2)	(1)	—
Net realized gain (loss) on foreign currency forward contracts	—	—	—
Net realized gain (loss) on interest rate swaps	(17)	(1)	—
Net realized gain (loss) on foreign currency	(11)	1	—

Total net realized gain (loss)	$(902)	$(62)	$(80)

(1)

During the years ended December 31, 2020, 2019 and 2018, we sold investments and received principal repayments of $1,798, $1,417 and $915, and $1,263, $1,178 and $971, respectively, from which we realized the above net gain or loss on investments.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$192	$(60)	$(195)
Net change in unrealized appreciation (depreciation) on total return swap	4	2	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0	(1)	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(19)	(9)	(2)
Net change in unrealized gain (loss) on foreign currency	(10)	(16)	3

Total net change in unrealized appreciation (depreciation)	$167	$(84)	$(194)

During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic. During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was driven by mark to market declines in certain debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $(376) ($(2.20) per share) $92 ($1.09 per share) and $(38) ($(0.47) per share), respectively.

This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”. The Listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

As of December 31, 2020, we had $168 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,421 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2020, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2020, we had unfunded debt investments with aggregate unfunded commitments of $516.8, unfunded equity/other commitments of $139.3, and an unfunded commitment of $284.4 to contribute capital to Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 18, 2020, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2020, the aggregate amount outstanding of the senior securities issued by us was $3,964 million. As of December 31, 2020, our asset coverage was 208%. See “—Financing Arrangements.”

Prior to investing in securities of portfolio companies, we invest the cash received from fees, interest and dividends earned from our investments and principal repayments and proceeds from sales of our investments primarily in cash and cash equivalents, including money market funds, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, consistent with our BDC election and our election to be taxed as a RIC.

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2020:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)(3)	$1,498	(4)	$912	December 23, 2025
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	202		48	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)	1,090		160	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	June 28, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	114		86	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475		—	February 14, 2025

Total			$3,964		$1,421

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €128 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of C$107 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$151 has been converted to U.S. dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £118 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	As of December 31, 2020, the fair value of the 4.250% notes was approximately $480. The valuation is considered a Level 2 valuation within the fair value hierarchy.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2020, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018	$3.0160	$245
2019	$3.0160	$246
2020	$2.3000	$392

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our consolidated financial statements included herein.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2020, 2019 and 2018.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Summary of Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Contractual Obligations

We have entered agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under similar agreements during the years ended December 31, 2020, 2019 and 2018.

A summary of our significant contractual payment obligations related to the repayment of our outstanding indebtedness at December 31, 2020 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(2)	December 23, 2025	$1,498	—	—	$1,498	—
Darby Creek Credit Facility(3)	February 26, 2024	$202	—	—	$202	—
Dunlap Credit Facility(4)	February 26, 2024	$375	—	—	$375	—
Juniata River Credit Facility(5)	July 15, 2022 - April 11, 2023	$1,090	—	$1,090	—	—
Burholme Prime Brokerage Facility(6)	June 28, 2021	$—	—	—	—	—
Ambler Credit Facility(7)	November 22, 2024	$114	—	—	$114	—
Meadowbrook Run Credit Facility(8)	November 22, 2024	$210	—	—	$210	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)

At December 31, 2020, $912 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €128 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of C$107 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$151 has been converted to U.S. dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £118 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

(3)	At December 31, 2020, $48 remained unused under the Darby Creek Credit Facility.

(4)	At December 31, 2020, $125 remained unused under the Dunlap Credit Facility.

(5)	At December 31, 2020, $160 remained unused under the Juniata River Credit Facility.

(6)	At December 31, 2020, $0 remained unused under the Burholme Prime Brokerage Facility.

(7)	At December 31, 2020, $86 remained unused under the Ambler Credit Facility.

(8)	At December 31, 2020, $90 remained unused under the Meadowbrook Run Credit Facility.

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

ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We implemented ASU 2018-13 during the year ended December 31, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 76.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.1% were debt investments paying fixed interest rates while 10.3% were other income producing investments, 3.8% consisted of non-income producing investments, and the remaining 1.8% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of December 31, 2020, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 24 basis points	$(2)	$(8)	$6	1.3%
No change	—	—	—	—
Up 100 basis points	23	35	(12)	(2.5)%
Up 300 basis points	147	105	42	8.8%
Up 500 basis points	271	174	97	20.4%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2020					Hedges As of December 31, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	149.0	$102.5	$111.9	$11.2		—	$—
British Pound Sterling		£105.8	135.9	143.2	14.3		—	—
Canadian Dollars		$116.9	87.6	86.9	8.7	C$	1.4	1.1
Euros		€129.2	144.8	159.5	16.0		€2.6	3.4
Norwegian Kronor	kr	76.8	8.3	8.9	0.9	kr	11.4	1.3

Total			$479.1	$510.4	$51.1			$5.8

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2020, the net contractual amount of our foreign currency forward contracts totaled $9.2. As of December 31, 2020, we had outstanding borrowings denominated in foreign currencies of €128, C$107, A$151 and £118 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp. II

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. II and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp. II

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. II and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended, the financial highlights for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2018, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated March 19, 2019, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the change in accounting for the reverse stock split in 2020, as discussed in Note 1 to the financial statements. Our procedures included (1) comparing the amounts shown in the per share disclosures for 2018 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and the related balance sheet and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the reduction of shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Notes 2, 6, and 8 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included illiquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary based on the specific characteristics of the investments and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $6.9 billion as of December 31, 2020.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable observable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

•

We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs, including the considerations of the impact of COVID 19. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

•

In instances where the selection of valuation techniques or significant unobservable inputs were more subjective, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.

•

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

San Francisco, California

March 1, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FS KKR Capital Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of FS KKR Capital Corp. II (formerly known as FS Investment Corporation II) (the Company) for the year ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, except for the effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company’s restatement of share and per-share information, as described below, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Reverse Stock Split

We were not engaged to audit the restatement of the Company’s disclosures about share and per-share information for the year ended December 31, 2018, as discussed in Note 3 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

March 19, 2019

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,932 and $8,004 respectively)	$6,763	$7,670
Non-controlled/affiliated investments (amortized cost—$407 and $478, respectively)	310	356
Controlled/affiliated investments (amortized cost—$887 and $559, respectively)	895	565

Total investments, at fair value (amortized cost—$8,226 and $9,041, respectively)	$7,968	$8,591
Cash	160	163
Foreign currency, at fair value (cost—$7 and $4, respectively)	8	4
Collateral held at broker for open interest rate swap contracts	48	44
Due from counterparty	—	45
Receivable for investments sold and repaid	235	23
Income receivable	83	84
Deferred financing costs	17	12
Unrealized appreciation on foreign currency forward contracts	0	—
Prepaid expenses and other assets	3	4

Total assets	$8,522	$8,970

Liabilities
Payable for investments purchased	$68	$37
Debt (net of deferred financing costs of $0 and $0, respectively)(1)	3,960	3,809
Stockholder distributions payable	93	—
Management fees payable	30	35
Subordinated income incentive fees payable(2)	25	11
Administrative services expense payable	1	3
Interest payable	21	30
Unrealized depreciation on foreign currency forward contracts	1	1
Unrealized depreciation on total return swap	—	4
Unrealized depreciation on interest rate swaps	48	29
Other accrued expenses and liabilities	10	15

Total liabilities	4,257	3,974

Commitments and contingencies(3)
Stockholders’ Equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 169,903,166 and 169,594,825 shares issued and outstanding, respectively(4)	0	1
Capital in excess of par value	5,766	5,794
Retained earnings (accumulated deficit)(5)	(1,501)	(799)

Total stockholders’ equity	4,265	4,996

Total liabilities and stockholders’ equity	$8,522	$8,970

Net asset value per share of common stock at year end	$25.10	$29.44

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)

As discussed in Notes 1 and 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The outstanding shares and net asset value per common share reflect the Reverse Stock Split on a retroactive basis.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$500	$381	$375
Paid-in-kind interest income	44	12	9
Fee income	49	30	29
Dividend income	20	1	8
From non-controlled/affiliated investments:
Interest income	19	25	24
Paid-in-kind interest income	15	11	9
Fee income	—	—	1
From controlled/affiliated investments:
Interest income	8	—	—
Paid-in-kind interest income	5	—	—
Fee income	0	—	—
Dividend Income	71	—	—

Total investment income	731	460	455

Operating expenses
Management fees(1)	120	72	79
Subordinated income incentive fees(2)	89	29	25
Administrative services expenses	8	5	3
Stock transfer agent fees	2	2	2
Accounting and administrative fees	3	2	2
Interest expense(3)	130	106	103
Listing advisory fees	7	—	—
Other general and administrative expenses	13	5	5

Operating expenses	372	221	219
Management fee waiver(1)	—	—	(3)

Net expenses	372	221	216

Net investment income before taxes	359	239	239
Excise taxes	0	1	3

Net investment income	$359	$238	$236

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Operations (continued)

(in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Realized and unrealized gain (loss)
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$(642)	$(58)	$(4)
Non-controlled/affiliated investments	(229)	(3)	(76)
Controlled/affiliated investments	(1)	—	—
Net realized gain (loss) on total return swap(3)	(2)	(1)	—
Net realized gain (loss) on foreign currency forward contracts	0	—	—
Net realized gain (loss) on interest rate swaps	(17)	(1)	—
Net realized gain (loss) on foreign currency	(11)	1	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	165	34	(157)
Non-controlled/affiliated investments	25	(100)	(38)
Controlled/affiliated investments	2	6	—
Net change in unrealized appreciation (depreciation) on total return swap(3)	4	2	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0	(1)	—
Net change in unrealized appreciation (depreciation) on interest rate swaps	(19)	(9)	(2)
Net change in unrealized gain (loss) on foreign currency	(10)	(16)	3

Total net realized and unrealized gain (loss) on investments	(735)	(146)	(274)

Net increase (decrease) in net assets resulting from operations	$(376)	$92	$(38)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per share)	$(2.20)	$1.09	$(0.47)

Weighted average shares outstanding(4)	170,784,309	84,516,977	81,137,808

(1)	See Note 4 for a discussion of the waiver by FSIC II Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s financing arrangements.

(4)

As discussed in Notes 1 and 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operations
Net investment income	$359	$238	$236
Net realized gain (loss) on investments, total return swap, interest rate swaps, foreign currency forward contracts and foreign currency	(902)	(62)	(80)
Net change in unrealized appreciation (depreciation) on investments, total return swap, interest rate swaps, and foreign currency forward contracts(1)	177	(68)	(197)
Net change in unrealized gain (loss) on foreign currency	(10)	(16)	3

Net increase (decrease) in net assets resulting from operations	(376)	92	(38)

Stockholder distributions(2)
Distributions to stockholders	(392)	(246)	(245)

Net decrease in net assets resulting from stockholder distributions	(392)	(246)	(245)

Capital share transactions(3)
Issuance of common stock	—	2,543	—
Reinvestment of stockholder distributions	80	92	111
Repurchases of common stock	(43)	(52)	(114)

Net increase (decrease) in net assets resulting from capital share transactions	37	2,583	(3)

Total increase (decrease) in net assets	(731)	2,429	(286)
Net assets at beginning of year	4,996	2,567	2,853

Net assets at end of year	$4,265	$4,996	$2,567

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(376)	$92	$(38)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(3,030)	(2,433)	(1,896)
Paid-in-kind interest	(67)	(23)	(18)
Proceeds from sales and repayments of investments	3,061	2,540	1,885
Net realized (gain) loss on investments	872	61	80
Net change in unrealized (appreciation) depreciation on investments(1)	(192)	(2)	—
Net change in unrealized (appreciation) depreciation on total return swap	(4)	60	195
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	—	9	2
Net change in unrealized (appreciation) depreciation on interest rate swaps	19	1	—
Accretion of discount	(21)	(12)	(8)
Amortization of deferred financing costs and discount	5	4	6
Net change in unrealized (gain) loss on borrowings in foreign currency	11	18	(2)
(Increase) decrease in collateral held at broker for open interest rate swap contracts	(4)	(44)	—
(Increase) decrease in due from counterparty	45	(45)	—
(Increase) decrease in receivable for investments sold and repaid	(212)	(19)	(3)
(Increase) decrease in income receivable	1	(50)	11
(Increase) decrease in deferred merger costs	—	—	0
(Increase) decrease in prepaid expenses and other assets	1	(3)	0
Increase (decrease) in payable for investments purchased	31	(5)	38
Increase (decrease) in management fees payable	(5)	18	(5)
Increase (decrease) in subordinated income incentive fees payable	14	5	(13)
Increase (decrease) in administrative services expense payable	(2)	3	—
Increase (decrease) in interest payable	(9)	14	—
Increase (decrease) in other accrued expenses and liabilities	(5)	10	—
Cash purchased in merger	—	340	—
Other liabilities acquired from merger net of other assets	—	(59)	—
Merger costs capitalized into purchase price	—	(6)	—

Net cash provided by (used in) operating activities	133	474	234

Cash flows from financing activities
Repurchases of common stock	(43)	(52)	(114)
Stockholder distributions	(219)	(166)	(133)
Borrowings under financing arrangements(2)	3,093	1,516	550
Repayments of financing arrangements(2)	(2,949)	(1,748)	(842)
Deferred financing costs and discount paid	(14)	(7)	(5)

Net cash provided by (used in) financing activities	(132)	(457)	(544)

Total increase (decrease) in cash and foreign currency	1	17	(310)
Cash and foreign currency at beginning of year	167	150	460

Cash and foreign currency at end of year(3)	$168	$167	$150

Supplemental disclosure
Non-cash purchase of investments	$(476)	$(55)	$—

Non-cash sales of investments	$476	$55	$—

Distributions reinvested	$80	$92	$111

Local and excise taxes paid	$2	$2	$3

(1)	Excludes $4,613 of cost of investments acquired from the 2019 Mergers.

(2)

Excludes $2,133 of debt assumed from the 2019 Mergers. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2020, 2019 and 2018, the Company paid $134, $91 and $71, respectively in interest expense on the credit facilities and unsecured notes.

(3)	As of December 31, 2020, 2019 and 2018, balance includes cash of $168, $167 and $150, respectively and restricted cash and collateral of $0, $0 and $0, respectively.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2019 Mergers, the Company issued common stock of $2,549 and acquired investments at fair value of $4,425 ($4,613 at cost) and other assets of $113 and assumed debt of $2,133 and other liabilities of $196.

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—123.2%
5 Arch Income Fund 2 LLC	(m)(o)(p)(r)	Diversified Financials	9.0%		11/18/23		$97.0	$97.0	$86.1
5 Arch Income Fund 2 LLC	(m)(n)(o)(p)	Diversified Financials	9.0%		11/18/23		16.5	16.5	14.7
Accuride Corp	(i)(j)(s)	Capital Goods	L+525	1.0%	11/17/23		12.5	10.9	11.4
Acproducts Inc	(i)(k)(s)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		24.0	23.8	24.7
Advanced Lighting Technologies Inc	(j)(o)(p)(u)	Materials	L+750	1.0%	10/4/22		8.9	7.4	5.4
All Systems Holding LLC	(f)(h)(i)(j)(k)	Commercial & Professional Services	L+625	1.0%	10/31/23		205.4	205.3	206.1
All Systems Holding LLC	(n)	Commercial & Professional Services	L+625	1.0%	10/31/23		3.0	3.0	3.0
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+600, 0.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.5
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24		16.2	14.3	15.5
Apex Group Limited	(j)(m)	Diversified Financials	L+700	1.3%	6/15/23		1.5	1.5	1.5
Apex Group Limited	(m)(n)	Diversified Financials	L+700	1.3%	6/15/23		3.0	3.0	3.0
Apex Group Limited	(f)(h)(i)(j)(l)(m)	Diversified Financials	L+700	1.3%	6/16/25		69.7	69.1	70.4
Apex Group Limited	(j)(m)	Diversified Financials	L+700	1.5%	6/16/25		£23.0	29.2	31.7
Arrotex Australia Group Pty Ltd	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	43.6	30.0	33.9
Arrotex Australia Group Pty Ltd	(m)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.4	2.4
Aspect Software Inc	(j)	Software & Services	8.0% PIK (8.0% Max PIK)		1/15/21		$0.2	0.0	0.2
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23		3.3	3.3	3.3
Aspect Software Inc	(i)(j)(k)	Software & Services	L+500	1.0%	1/15/24		9.0	8.3	8.9
ATX Networks Corp	(j)(k)(m)	Technology Hardware & Equipment	L+625, 1.5% PIK (1.5% Max PIK)	1.0%	12/31/23		80.4	77.7	58.9
Belk Inc	(j)(o)(p)(s)	Retailing	L+675	1.0%	7/31/25		49.3	40.6	17.7
Berner Food & Beverage LLC	(j)	Food & Staples Retailing	L+875	1.0%	3/16/22		5.0	4.9	5.2
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		11.4	11.4	11.4
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		25.2	25.2	25.2
Borden Dairy Co	(j)(o)(p)(u)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		39.0	38.3	—
Caprock Midstream LLC	(j)(s)	Energy	L+475	0.0%	11/3/25		13.4	12.8	12.1
Charles Taylor PLC	(j)(m)	Diversified Financials	L+575	0.0%	1/24/27		£5.4	6.9	6.9
Cimarron Energy Inc	(j)	Energy	L+900	1.0%	6/30/21		$7.5	7.5	6.8
Constellis Holdings LLC	(j)(u)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(f)(h)(i)(j)(k)(l)	Capital Goods	L+625	1.0%	12/23/27		124.4	123.8	123.8
CSafe Global	(j)	Capital Goods	L+625	1.0%	12/23/27		1.2	1.2	1.2
CSafe Global	(n)	Capital Goods	L+625	1.0%	12/23/27		13.7	13.7	13.7
CSM Bakery Products	(i)(s)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		6.4	6.3	6.4
CTI Foods Holding Co LLC	(j)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24		0.0	0.0	0.0
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		8.2	8.1	8.2
Eagle Family Foods Inc	(f)(h)(i)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		44.5	44.2	44.5
Eagleclaw Midstream Ventures LLC	(j)(s)	Energy	L+425	1.0%	6/24/24		8.8	8.3	8.2
EIF Van Hook Holdings LLC	(j)(s)	Energy	L+525	0.0%	9/5/24		2.1	2.1	1.4
Empire Today LLC	(f)(h)(i)(j)(k)(l)	Retailing	L+650	1.0%	11/17/22		127.3	127.3	128.5
Entertainment Benefits Group LLC	(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		5.0	5.0	4.2
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		0.5	0.5	0.5
Entertainment Benefits Group LLC	(f)(h)(i)(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		32.3	32.0	27.2
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23		12.3	11.2	0.5
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23		7.6	5.6	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FloWorks International LLC	(j)	Capital Goods	L+600	1.0%	10/14/26	$15.1	$15.0	$14.9
FloWorks International LLC	(j)	Capital Goods	L+600	1.0%	10/14/26	15.1	14.9	15.0
FloWorks International LLC	(n)	Capital Goods	L+600	1.0%	10/14/26	15.1	14.9	15.0
Fox Head Inc	(i)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	10/31/21	32.1	32.1	30.9
Frontline Technologies Group LLC	(j)(k)	Software & Services	L+575	1.0%	9/18/23	59.4	59.4	59.5
Greystone Equity Member Corp	(j)(m)	Diversified Financials	L+725	3.8%	4/1/26	164.3	164.2	163.0
Heniff Transportation Systems LLC	(j)	Transportation	L+575	1.0%	12/3/24	4.0	4.0	3.9
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	5.6	5.6	5.5
Heniff Transportation Systems LLC	(f)(h)(i)(j)	Transportation	L+575	1.0%	12/3/26	74.7	74.4	74.2
Higginbotham Insurance Agency Inc	(j)	Insurance	L+575	0.8%	11/25/26	49.5	49.1	49.1
Higginbotham Insurance Agency Inc	(n)	Insurance	L+575	0.8%	11/25/26	13.9	13.8	13.8
HM Dunn Co Inc	(j)(o)(p)(u)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	62.4	44.4	20.4
HM Dunn Co Inc	(j)(u)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	18.3	18.3	13.4
Hudson Technologies Co	(j)(m)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	52.7	52.5	43.6
Individual FoodService	(j)	Capital Goods	L+625	1.0%	11/22/24	1.0	1.0	1.0
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/24	3.3	3.3	3.3
Individual FoodService	(k)	Capital Goods	L+625	1.0%	11/22/25	64.0	64.0	64.0
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/25	4.8	4.8	4.8
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€51.8	55.5	64.2
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	9.5	10.8	11.7
Industry City TI Lessor LP	(j)(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$9.6	9.6	10.5
J S Held LLC	(f)(j)(k)	Insurance	L+600	1.0%	7/1/25	82.6	82.1	83.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.8	1.8	1.8
J S Held LLC	(j)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.4
Jarrow Formulas Inc	(f)(h)(i)(j)(k)(l)	Household & Personal Products	L+625	1.0%	11/30/26	134.1	132.4	132.4
Jo-Ann Stores Inc	(j)(s)	Retailing	L+500	1.0%	10/20/23	13.0	11.9	12.6
KBP Investments LLC	(j)	Food & Staples Retailing	L+550	1.0%	5/14/23	9.0	8.9	9.0
KBP Investments LLC	(n)	Food & Staples Retailing	L+550	1.0%	5/14/23	1.3	1.3	1.3
KBP Investments LLC	(n)	Food & Staples Retailing	L+550	1.0%	5/14/23	26.1	25.8	26.0
Kellermeyer Bergensons Services LLC	(f)(h)(i)(j)(k)(l)	Commercial & Professional Services	L+650	1.0%	11/7/26	171.0	169.8	172.7
Kellermeyer Bergensons Services LLC	(n)	Commercial & Professional Services	L+650	1.0%	11/7/26	32.9	32.9	33.2
Kodiak BP LLC	(f)(h)(i)(j)(k)(l)	Capital Goods	L+725	1.0%	12/1/24	231.9	231.9	234.2
Lexitas Inc	(h)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/14/25	36.6	36.4	36.5
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	13.1	13.0	13.1
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.9	2.9	2.9
Lionbridge Technologies Inc	(f)(h)(k)(l)	Consumer Services	L+625	1.0%	12/29/25	72.6	72.3	72.6
Lipari Foods LLC	(f)(j)(k)	Food & Staples Retailing	L+588	1.0%	1/6/25	171.2	170.1	172.2
Miami Beach Medical Group LLC	(n)	Health Care Equipment & Services	L+650	1.0%	12/14/26	24.5	24.5	24.4
Miami Beach Medical Group LLC	(h)(i)(j)(l)	Health Care Equipment & Services	L+650	1.0%	12/14/26	137.7	136.3	136.3
Monitronics International Inc	(f)(j)(s)	Commercial & Professional Services	L+650	1.3%	3/29/24	39.0	37.4	34.8
Monitronics International Inc	(f)(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	1.9	1.9	1.9
Monitronics International Inc	(j)	Commercial & Professional Services	L+500	1.5%	7/3/24	8.2	8.2	7.6
Monitronics International Inc	(n)	Commercial & Professional Services	L+500	1.5%	7/3/24	61.8	61.8	57.0

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Motion Recruitment Partners LLC	(j)(l)	Commercial & Professional Services	L+650	1.0%	12/19/25		$43.5	$43.1	$39.1
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+650	1.0%	12/20/25		34.6	34.6	34.6
NCI Inc	(j)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24		4.3	4.2	3.0
Omnimax International Inc	(h)(i)(j)	Capital Goods	L+725	1.0%	10/8/26		104.4	102.9	102.8
Omnimax International Inc	(n)	Capital Goods	L+725	1.0%	10/8/26		18.1	18.1	17.9
One Call Care Management Inc	(j)(s)(u)	Health Care Equipment & Services	L+525	1.0%	11/27/22		2.9	2.6	2.8
P2 Energy Solutions Inc.	(j)	Software & Services	L+675	1.0%	1/31/25		2.7	2.7	2.6
P2 Energy Solutions Inc.	(n)	Software & Services	L+675	1.0%	1/31/25		5.4	5.4	5.2
P2 Energy Solutions Inc.	(f)(h)(k)(l)	Software & Services	L+675	1.0%	2/2/26		135.1	133.6	128.7
Peak 10 Holding Corp	(j)(s)	Telecommunication Services	L+350	0.0%	8/1/24		25.3	23.1	22.8
Polyconcept North America Inc	(j)(s)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		0.5	0.5	0.4
Premium Credit Ltd	(j)(m)	Diversified Financials	L+650	0.0%	1/16/26		£39.6	50.7	53.4
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24		$120.6	120.6	120.6
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		0.1	—	0.1
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		36.7	36.7	36.7
Production Resource Group LLC	(n)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		23.0	23.0	23.0
Project Marron	(f)(j)(m)	Consumer Services	C+575	0.0%	7/2/25	C$	28.7	21.9	21.0
Project Marron	(j)(m)	Consumer Services	B+575	0.0%	7/3/25	A$	36.5	24.2	26.0
Propulsion Acquisition LLC	(f)(i)(j)(k)(l)	Capital Goods	L+700	1.0%	7/13/24		$61.1	60.6	60.9
PSKW LLC	(i)(k)(l)	Health Care Equipment & Services	L+625	1.0%	3/9/26		160.5	158.7	160.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(k)	Health Care Equipment & Services	L+675	0.0%	9/2/24		97.0	96.4	93.3
Revere Superior Holdings Inc	(j)	Software & Services	L+575	1.0%	9/30/26		10.3	10.3	10.3
Revere Superior Holdings Inc	(n)	Software & Services	L+575	1.0%	9/30/26		2.3	2.3	2.3
Roadrunner Intermediate Acquisition Co LLC	(i)(k)(l)	Health Care Equipment & Services	L+675	1.0%	3/15/23		93.6	93.6	93.6
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	9/30/26		3.7	3.6	3.7
RSC Insurance Brokerage Inc	(f)(h)(i)(j)(k)	Insurance	L+550	1.0%	10/30/26		102.0	101.3	101.8
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	10/30/26		29.5	29.5	29.5
Safe-Guard Products International LLC	(f)(k)(l)	Diversified Financials	L+575	0.0%	1/27/27		70.1	69.5	69.9
Savers Inc	(f)(j)(k)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		54.2	53.8	53.6
Savers Inc	(f)(j)(m)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	75.3	55.6	59.3
Sequa Corp	(j)(s)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$4.7	4.4	4.7
Sequa Corp	(j)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.1	16.9
Sequel Youth & Family Services LLC	(f)(k)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.4	15.4	10.3
Sequel Youth & Family Services LLC	(f)(i)(k)	Health Care Equipment & Services	L+800	1.0%	9/1/23		90.0	90.0	60.4
Sequential Brands Group Inc.	(h)(i)(j)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		212.5	209.9	183.4
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.3	7.1	6.7
Sorenson Communications LLC	(f)(h)(j)(l)(s)	Telecommunication Services	L+650	0.0%	4/29/24		55.8	54.2	56.0
Sungard Availability Services Capital Inc	(j)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		3.0	3.2	3.2
Sungard Availability Services Capital Inc	(n)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		1.6	1.7	1.7
Sweeping Corp of America Inc	(j)	Commercial & Professional Services	L+575	1.0%	11/30/26		25.0	24.8	24.8
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		8.0	7.9	7.9
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		4.0	4.0	4.0
Swift Worldwide Resources Holdco Ltd	(h)(j)(l)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		38.2	38.2	38.2
Tangoe LLC	(f)(j)(k)	Software & Services	L+650	1.0%	11/28/25		102.1	101.3	94.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Torrid Inc	(f)(h)(i)(j)	Retailing	L+675	1.0%	12/16/24		$33.2	$32.9	$33.2
Total Safety US Inc	(f)(s)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	1.0
Trace3 Inc	(f)(h)(i)(j)(k)	Software & Services	L+675	1.0%	8/3/24		162.9	162.9	162.9
Transaction Services Group Ltd	(j)(m)	Software & Services	B+600	0.0%	10/15/26	A$	72.7	48.3	52.0
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		$20.1	20.1	18.7
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		£7.7	9.8	9.8
Truck-Lite Co LLC	(f)(h)(j)(k)	Capital Goods	L+625	1.0%	12/13/24		$137.3	136.2	133.4
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24		2.9	2.9	2.8
Truck-Lite Co LLC	(j)	Capital Goods	L+625	1.0%	12/13/26		18.8	18.6	18.2
Virgin Pulse Inc	(f)(i)(k)	Software & Services	L+650	1.0%	5/22/25		157.8	156.9	157.8
Warren Resources Inc	(j)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21		21.2	21.2	21.2
West Corp	(i)(s)	Software & Services	L+350	1.0%	10/10/24		2.9	2.6	2.8
West Corp	(k)(s)	Software & Services	L+400	1.0%	10/10/24		13.9	13.1	13.6
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	10/15/21		0.2	0.2	0.2
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	7/15/22		0.3	0.3	0.3
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	6/30/24		0.9	0.9	0.9
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	12/21/24		0.8	0.8	0.8
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	12/21/24		0.6	0.6	0.7
Zeta Interactive Holdings Corp	(f)(j)(k)(l)	Software & Services	L+750	1.0%	7/29/22		122.2	122.2	122.2

Total Senior Secured Loans—First Lien								5,853.2	5,652.8
Unfunded Loan Commitments								(396.3)	(396.3)

Net Senior Secured Loans—First Lien								5,456.9	5,256.5

Senior Secured Loans—Second Lien—17.9%
Ammeraal Beltech Holding BV	(f)(j)(k)(m)	Capital Goods	L+800	1.0%	9/12/26		51.3	50.5	49.3
athenahealth Inc	(f)(j)(k)	Health Care Equipment & Services	L+850	0.0%	2/11/27		129.2	128.1	130.5
BCA Marketplace PLC	(j)(m)	Retailing	L+825	0.0%	11/22/27		£30.2	37.3	40.5
Byrider Finance LLC	(j)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		$36.0	36.0	35.9
Constellis Holdings LLC	(f)(j)(u)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	13.5	13.5
Datatel Inc	(j)	Software & Services	L+800	1.0%	10/9/28		125.5	124.0	124.0
Excelitas Technologies Corp	(i)(s)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		6.6	6.7	6.7
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24		6.9	5.0	—
Gruden Acquisition Inc	(k)(s)	Transportation	L+850	1.0%	8/18/23		25.0	24.5	22.9
Misys Ltd	(j)(m)(s)(t)	Software & Services	L+725	1.0%	6/13/25		21.8	21.7	21.9
NEP Broadcasting LLC	(j)(s)	Media & Entertainment	L+700	0.0%	10/19/26		5.8	5.6	5.0
OEConnection LLC	(f)(k)	Software & Services	L+825		9/25/27		42.9	42.6	42.6
Ontic Engineering & Manufacturing Inc	(f)(j)(l)	Capital Goods	L+850	0.0%	10/29/27		26.8	26.4	26.6
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25		15.0	15.0	11.1
Paradigm Acquisition Corp	(i)(s)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.8	2.8	2.6
Peak 10 Holding Corp	(j)(o)(p)(s)	Telecommunication Services	L+725	0.0%	8/1/25		15.7	12.9	10.0
Polyconcept North America Inc	(j)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24		0.2	0.2	0.2
Pretium Packaging LLC	(k)	Household & Personal Products	L+825	0.8%	11/6/28		43.4	42.7	42.7
Pure Fishing Inc	(f)(j)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		45.9	45.5	43.1

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Rise Baking Company	(f)(i)(j)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	$17.6	$17.5	$16.5
Sequa Corp	(j)(s)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	2.4	2.4	2.1
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.9	5.4
Sorenson Communications LLC	(j)(k)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	17.4	17.5	17.4
Sparta Systems Inc	(j)	Software & Services	L+825	1.0%	8/21/25	2.4	2.4	2.4
Sungard Availability Services Capital Inc	(j)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	12.3	12.3	12.3
Vantage Specialty Chemicals Inc	(j)(s)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(j)(s)	Capital Goods	L+900	1.0%	9/30/24	14.1	14.0	11.5
Wittur Holding GmbH	(j)(m)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.5	61.0	64.9

Total Senior Secured Loans—Second Lien							774.7	762.3

Other Senior Secured Debt—1.8%
Advanced Lighting Technologies Inc	(j)(o)(p)(u)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$17.3	10.7	—
APTIM Corp	(j)(o)(p)(s)	Diversified Financials	7.8%		6/15/25	5.2	5.0	4.1
Black Swan Energy Ltd	(j)(m)	Energy	9.0%		1/20/24	4.0	4.0	4.0
JW Aluminum Co	(j)(k)(s)(u)	Materials	10.3%		6/1/26	37.2	37.3	39.5
Lycra	(j)(m)(s)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	14.5
TruckPro LLC	(j)(s)	Capital Goods	11.0%		10/15/24	6.4	6.1	6.9
Velvet Energy Ltd	(j)(m)	Energy	9.0%		10/5/23	7.5	7.4	6.2

Total Other Senior Secured Debt							86.9	75.2

Subordinated Debt—3.0%
All Systems Holding LLC	(j)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(j)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	81.5	81.5	81.9
ClubCorp Club Operations Inc	(j)(s)	Consumer Services	8.5%		9/15/25	25.9	25.2	24.2
Craftworks Rest & Breweries Group Inc	(j)(o)(p)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	6.2	6.2	—
Intelsat Jackson Holdings SA	(j)(m)(o)(p)(s)	Media & Entertainment	5.5%		8/1/23	3.7	3.5	2.5
Legends Hospitality LLC	(j)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)		5/6/26	21.2	20.9	20.9

Total Subordinated Debt							137.4	129.6

Asset Based Finance—18.5%
801 5th Ave, Seattle, Private Equity	(j)(m)(o)(v)	Real Estate				4,025,308	4.0	9.2
801 5th Ave, Seattle, Structure Mezzanine	(j)(m)(v)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$26.2	26.2	26.2
Abacus JV, Private Equity	(j)(m)	Insurance				36,708,640	36.7	39.1
Accelerator Investments Aggregator LP, Private Equity	(j)(m)(o)	Diversified Financials				199,318	0.2	0.2
Altavair AirFinance, Private Equity	(j)(m)	Capital Goods				53,319,032	53.3	53.4
Australis Maritime, Common Stock	(j)(m)	Transportation				22,646,265	22.5	22.4
Avida Holding AB, Common Stock	(j)(m)(o)(u)	Diversified Financials				76,752,002	8.3	8.9
Byrider Finance LLC, Structured Mezzanine	(j)	Automobiles & Components	L+1,050	0.3%	6/3/28	$4.3	4.3	4.3
Byrider Finance LLC, Structured Mezzanine	(n)	Automobiles & Components	L+1,050	0.3%	6/3/28	$11.1	11.1	11.1
Byrider Finance LLC, Sub Note	(j)(m)	Automobiles & Components	8.7%		2/17/25	$4.2	4.0	4.3
Callodine Commercial Finance LLC, 2L Term Loan A	(j)	Diversified Financials	L+900	1.0%	11/3/25	$87.6	87.6	87.6
Callodine Commercial Finance LLC, 2L Term Loan B	(n)(o)	Diversified Financials	L+900	1.0%	11/3/25	$28.2	28.2	28.2

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Capital Automotive LP, Private Equity	(j)(m)(o)	Real Estate				$11,691,955	$11.7	$11.7
Capital Automotive LP, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% MAX PIK)		12/22/28	$23.4	23.4	23.4
Global Jet Capital LLC, Preferred Stock	(g)(j)(o)	Commercial & Professional Services				80,065,036	80.1	—
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.7	2.4	2.3
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$16.9	15.0	14.9
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.5	3.1	3.1
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$3.3	2.9	2.9
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.4
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(r)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(r)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(r)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$22.9	20.3	20.1
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$14.2	12.5	12.5
Global Jet Capital LLC, Structured Mezzanine	(j)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$24.1	21.3	21.2
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				13,995,903	14.0	15.6
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				4,294,803	4.3	4.5
Home Partners JV, Common Stock	(j)(m)(o)	Real Estate				20,362,992	20.4	25.9
Home Partners JV, Private Equity	(j)(m)(o)(s)	Real Estate				706,596	0.7	0.0
Home Partners JV, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$46.4	46.4	46.4
Home Partners JV, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11.7	11.7	11.7
Home Partners JV 2, Private Equity	(j)(m)(o)	Real Estate				203,250	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$0.4	0.4	0.4
Home Partners JV 2, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.9	15.9	15.9
Kilter Finance, Preferred Stock	(j)(m)(v)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			266,743	0.3	0.3
Kilter Finance, Private Equity	(j)(m)(o)(v)	Insurance				289,268	0.3	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(j)(m)	Capital Goods				5,432,797	5.4	6.0
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	11.3
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	7.2
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(j)(m)(o)	Diversified Financials			1/25/27	$8.3	4.5	2.6
Opendoor Labs Inc, 2L Term Loan	(j)(m)	Real Estate	10.0%		1/23/26	$26.8	26.8	26.8
Opendoor Labs Inc, 2L Term Loan	(m)(n)	Real Estate	10.0%		1/23/26	$53.6	53.6	53.6
Pretium Partners LLC P1, Structured Mezzanine	(j)(m)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.7	6.7
Pretium Partners LLC P2, Structured Mezzanine	(j)(m)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.3	15.3	15.5
Prime ST LLC, Private Equity	(j)(m)(o)(v)	Real Estate				3,575,777	3.6	4.5
Prime ST LLC, Structured Mezzanine	(j)(m)(v)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$26.6	26.6	26.6

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sofi Lending Corp, Purchase Facility	(j)(m)	Diversified Financials				$40,637,805	$40.6	$41.1
Toorak Capital Funding LLC, Membership Interest	(j)(m)	Real Estate				N/A	12.9	15.5

Total Asset Based Finance							973.2	911.1
Unfunded Asset Based Finance Commitments							(120.5)	(120.5)

Net Asset Based Finance							852.7	790.6

Credit Opportunities Partners, LLC—14.7%
Credit Opportunities Partners, LLC	(j)(m)(v)	Diversified Financials				$590.6	590.6	626.0

Total Credit Opportunities Partners, LLC							590.6	626.0

Equity/Other—7.7%
Abaco Energy Technologies LLC, Common Stock	(j)(o)	Energy				3,055,556	3.1	0.4
Abaco Energy Technologies LLC, Preferred Stock	(j)(o)	Energy				12,734,481	0.6	2.4
Advanced Lighting Technologies Inc, Common Stock	(j)(o)(u)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(j)(o)(u)	Materials			10/4/27	4,189	0.0	—
All Systems Holding LLC, Common Stock	(j)(o)	Commercial & Professional Services				1,880,308	1.8	2.8
Arena Energy LP, Warrants	(j)(o)	Energy				58,445,593	0.2	0.2
ASG Technologies, Common Stock	(j)(o)(u)	Software & Services				625,178	13.5	23.2
ASG Technologies, Warrant	(j)(o)(u)	Software & Services			6/27/22	314,110	9.0	4.8
Aspect Software Inc, Common Stock	(i)(j)(k)(o)	Software & Services				1,148,694	1.9	2.0
Aspect Software Inc, Warrant	(i)(j)(k)(o)	Software & Services			1/15/24	1,146,890	—	1.4
ATX Networks Corp, Common Stock	(j)(m)(o)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(j)(o)	Retailing				121,058	—	—
Borden (New Dairy Opco), Common Stock	(o)(q)(u)	Food, Beverage & Tobacco				6,700,200	5.8	4.8
Catalina Marketing Corp, Common Stock	(j)(o)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(j)(m)(o)	Media & Entertainment				2,023,714	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(o)(q)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(j)(o)	Energy				4,302,293	3.9	0.0
Cimarron Energy Inc, Participation Option	(j)(o)	Energy				25,000,000	1.3	0.2
Constellis Holdings LLC, Private Equity	(f)(j)(o)(u)	Capital Goods				849,702	18.9	21.2
Crossmark Holdings Inc, Warrant	(j)(o)	Commercial & Professional Services				8,358	—	—
CTI Foods Holding Co LLC, Common Stock	(j)(o)	Food, Beverage & Tobacco				56	0.0	0.0
Empire Today LLC, Common Stock	(j)(o)	Retailing				630	1.9	5.6
Envigo Laboratories Inc, Series A Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(j)(o)(u)	Food & Staples Retailing				103,091	3.3	—
Fox Head Inc, Common Stock	(g)(j)(o)	Consumer Durables & Apparel				10,000,000	10.0	—
Harvey Industries Inc, Common Stock	(j)(o)	Capital Goods				2,666,667	—	2.1
HM Dunn Co Inc, Preferred Stock, Series A	(j)(k)(o)(u)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(j)(k)(o)(u)	Capital Goods				14,786	—	—
JW Aluminum Co, Common Stock	(g)(j)(o)(u)	Materials				631	0.0	—
JW Aluminum Co, Preferred Stock	(g)(j)(u)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	65.1	76.7

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Maverick Natural Resources LLC, Common Stock	(o)(q)	Energy				99,110	$27.2	$30.1
MB Precision Holdings LLC, Class A—2 Units	(o)(q)	Capital Goods				6,655,178	2.3	—
Miami Beach Medical Group LLC, Common Stock	(j)(o)	Health Care Equipment & Services				4,730,893	4.7	4.7
Misys Ltd, Preferred Stock	(j)(m)	Software & Services	L+1,025			2,841	2.8	2.8
One Call Care Management Inc, Common Stock	(j)(o)(u)	Health Care Equipment & Services				2,604,293,203	1.8	1.4
One Call Care Management Inc, Preferred Stock A	(j)(o)(u)	Health Care Equipment & Services				277,791	19.3	15.2
One Call Care Management Inc, Preferred Stock B	(j)(u)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.3
Polyconcept North America Inc, Class A—1 Units	(j)(o)	Household & Personal Products				624	0.1	0.0
Production Resource Group LLC, Preferred Stock, Series A PIK	(j)(o)(v)	Media & Entertainment			8/21/24	434,250	40.7	19.4
Production Resource Group LLC, Preferred Stock, Series B PIK	(j)(o)(v)	Media & Entertainment			8/21/24	140	0.0	—
Professional Plumbing Group Inc, Common Stock	(g)(o)	Materials				3,000,000	3.0	4.5
Quorum Health Corp, Common Stock	(j)(o)	Health Care Equipment & Services				48,600	0.4	0.4
Quorum Health Corp, Trade Claim	(j)(o)	Health Care Equipment & Services				4,967,000	0.4	0.4
Quorum Health Corp, Trust Initial Funding Units	(j)(o)	Health Care Equipment & Services				85,805	0.1	0.1
Ridgeback Resources Inc, Common Stock	(g)(j)(m)(o)	Energy				1,644,464	10.1	6.6
Sequential Brands Group Inc., Common Stock	(g)(j)(s)	Consumer Durables & Apparel				13,352	7.2	0.2
Sorenson Communications LLC, Common Stock	(g)(j)(o)	Telecommunication Services				43,796	—	40.2
SSC (Lux) Limited S.a r.l., Common Stock	(j)(m)(o)	Health Care Equipment & Services				125,000	2.5	5.4
Sungard Availability Services Capital Inc, Common Stock	(j)(k)(o)	Software & Services				217,659	15.2	7.2
Swift Worldwide Resources Holdco Ltd, Common Stock	(j)(o)	Energy				1,250,000	2.0	0.9
Trace3 Inc, Common Stock	(j)(o)	Software & Services				42,486	0.4	3.1
Warren Resources Inc, Common Stock	(j)(o)(v)	Energy				3,370,272	15.8	3.4
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(j)(o)	Software & Services				1,051,348	8.4	11.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(j)(o)	Software & Services				956,233	8.4	16.4
Zeta Interactive Holdings Corp, Warrant	(j)(o)	Software & Services			4/20/27	143,435	—	0.3

Total Equity/Other							326.8	327.8

TOTAL INVESTMENTS—186.8%							$8,226.0	7,968.0

LIABILITIES IN EXCESS OF OTHER ASSETS—86.8%								(3,703.0)

NET ASSETS—100.0%								$4,265.0

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2020	Unrealized Appreciation (Depreciation)
CAD	6/7/2022	JP Morgan Chase Bank	CAD	1.4 Sold	$1.1	$1.1	$—
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9 Sold	2.3	2.5	(0.2)
EUR	5/6/2022	JP Morgan Chase Bank	€	0.7 Sold	0.9	0.9	—
NOK	8/8/2025	JP Morgan Chase Bank	kr	11.4 Sold	1.2	1.3	(0.1)
SEK	8/8/2025	JP Morgan Chase Bank	kr	27.8 Sold	3.1	3.4	(0.3)

Total					$8.6	$9.2	$(0.6)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(16)	$(16)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(19)	(19)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(8)	(8)

					$—	$(48)	$(48)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.24%, the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, Candian Dollar Offer Rate, or CDOR was 0.48%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.06%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

(g)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

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

(j)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(k)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(l)

Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).

(m)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2020, 74.4% of the Company’s total assets represented qualifying assets.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Security is non-income producing.

(p)	Asset is on non-accrual status.

(q)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(t)	Position or portion thereof unsettled as of December 31, 2020.

(u)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.9	$—	$(0.7)	$0.0	$0.2	$5.4	$0.0	$—	$—
Borden Dairy Co(4)	—	108.1	(17.4)	(52.4)	(38.3)	—	0.0	—	—
Borden (New Dairy Opco)	—	11.4	—	—	—	11.4	0.2	—	—
Borden (New Dairy Opco)	—	25.2	—	—	—	25.2	0.9	—	—
Constellis Holdings LLC	—	8.4	(8.4)	—	—	—	0.5	—	—
Constellis Holdings LLC	—	15.0	—	—	—	15.0	1.0	—	—
Fairway Group Holdings Corp	—	3.0	(3.0)	—	—	—	0.1	—	—
Fairway Group Holdings Corp	—	6.4	(6.4)	—	—	—	0.4	—	—
Fairway Group Holdings Corp	6.3	0.0	(6.3)	0.1	(0.1)	—	10.7	—	—
Fairway Group Holdings Corp	6.5	—	(0.1)	—	(5.9)	0.5	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	26.0	—	—	—	(5.6)	20.4	—	—	—
HM Dunn Co Inc	5.2	14.7	(1.7)	—	(4.9)	13.3	—	1.3	—
MB Precision Holdings LLC	21.4	0.9	(18.4)	(3.5)	(0.4)	—	1.1	0.2	—

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
One Call Care Management Inc.	$2.7	$0.1	$0.0	$0.0	$—	$2.8	$0.2	$—	$—
Warren Resources Inc	21.0	0.2	(21.2)	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	—	13.5	—	—	—	13.5	0.0	1.3	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Titan Energy LLC	—	—	(0.6)	(100.1)	100.7	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
JW Aluminum Co	36.3	2.8	—	—	0.4	39.5	3.5	—	—
Mood Media Corp	39.0	3.9	—	(43.4)	0.5	—	0.4	—	—
Asset Based Finance
Avida Holding AB	—	8.3	—	—	0.6	8.9	—	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	30.7	—	—	—	(7.5)	23.2	—	—	—
ASG Technologies, Warrant	8.6	—	—	—	(3.8)	4.8	—	—	—
Borden (New Dairy Opco), Common Stock	—	5.8	—	—	(1.0)	4.8	—	—	—
Constellis Holdings LLC	—	18.9	—	—	2.3	21.2	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	104.1	12.5	—	—	(39.9)	76.7	—	11.8	—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.6	—	—	(8.8)	3.2	—	—	—	—
Mood Media Corp, Common Stock	1.0	—	—	(12.6)	11.6	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	1.8	—	—	—	(0.4)	1.4	—	—	—
One Call Care Management Inc, Preferred Stock A	19.3	—	—	—	(4.1)	15.2	—	—	—
One Call Care Management Inc, Preferred Stock B	5.8	—	0.0	—	0.5	6.3	—	0.5	—
Titan Energy LLC, Common Stock	—	—	—	(8.6)	8.6	—	—	—	—
Warren Resources Inc, Common Stock(5)	8.3	—	(15.8)	—	7.5	—	—	—	—

Total	$355.5	$259.1	$(100.0)	$(229.3)	$24.2	$309.5	$19.0	$15.1	$—

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(3)	Interest, PIK and fee income presented for the year ended December 31, 2020.

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as December 31, 2019. Transfers in or out have been presented at amortized cost.

(5)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company as December 31, 2020. Transfers in or out have been presented at amortized cost.

(v)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Production Resource Group LLC	$—	$120.6	$—	$—	$—	$120.6	$—	$1.7	$—	$—
Production Resource Group LLC	—	—	—	—	0.1	0.1	—	—	—	—
Production Resource Group LLC	—	36.7	—	—	—	36.7	1.4	—	—	0.1
Warren Resources Inc	—	21.2	—	—	—	21.2	2.3	0.2	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	47.1	0.8	(21.7)	—	—	26.2	3.2	0.9	—	—
801 5th Ave, Seattle, Private Equity	7.8	—	(5.5)	1.7	5.2	9.2	—	—	—	—
Kilter Finance, Preferred Stock	—	0.3	—	—	—	0.3	—	—	—	—
Kilter Finance, Private Equity	—	0.3	—	—	—	0.3	—	—	—	—
Prime ST LLC, Structured Mezzanine	—	48.3	(21.7)	—	—	26.6	0.7	2.0	—	—
Prime ST LLC, Private Equity	—	6.6	(0.3)	(2.7)	0.9	4.5	—	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	510.0	87.5	(0.3)	—	28.8	626.0	—	—	71.3	—
Equity/Other
Production Resource Group LLC, Preferred Stock, Series A PIK	—	40.7	—	—	(21.3)	19.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Warren Resources Inc, Common Stock(4)	—	15.8	—	—	(12.4)	3.4	—	—	—	—

Total	$564.9	$378.8	$(49.5)	$(1.0)	$1.3	$894.5	$7.6	$4.8	$71.3	$0.1

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

(3)	Interest, PIK and fee income presented for the year ended December 31, 2020.

(4)

The Company held this investment as of December 31, 2019 but it was deemed to be an “affiliated person” of the portfolio company as December 31, 2019. Transfers in or out have been presented at amortized cost.

(w)	As of December 31, 2020, PIK interest for this security is accruing at 9%.

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSM Bakery Products	(l)(n)(ab)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	$7.5	$7.2	$7.3
CTI Foods Holding Co LLC	(n)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	—	—	—
Diamond Resorts International Inc	(l)(n)(ab)	Consumer Services	L+375	1.0%	9/2/23	46.1	43.9	45.2
Distribution International Inc	(n)(ab)	Retailing	L+575	1.0%	12/15/23	13.1	11.8	12.6
Eacom Timber Corp	(n)(r)	Materials	L+650	1.0%	11/30/23	2.6	2.6	2.5
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.5	1.4	1.4
Eagle Family Foods Inc	(s)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	6.7	6.7	6.5
Eagle Family Foods Inc	(f)(k)(l)(n)(p)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	53.7	53.2	52.0
Eagleclaw Midstream Ventures LLC	(n)(ab)	Energy	L+425	1.0%	6/24/24	5.5	5.1	5.1
EaglePicher Technologies LLC	(n)(ab)(ac)	Capital Goods	L+325		3/8/25	—	—	—
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+500		7/23/26	13.9	13.3	13.0
Empire Today LLC	(f)(k)(l)(n)(o)(p)(q)	Retailing	L+650	1.0%	11/17/22	133.9	133.9	133.6
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575	1.0%	9/30/24	1.2	1.2	1.2
Entertainment Benefits Group LLC	(s)	Media & Entertainment	L+575	1.0%	9/30/24	4.7	4.7	4.7
Entertainment Benefits Group LLC	(f)(k)(l)(n)	Media & Entertainment	L+575	1.0%	9/30/25	32.6	32.2	32.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	4.0%, 11.0% PIK (11.0% Max PIK)		8/28/23	6.3	6.2	6.3
Fairway Group Holdings Corp	(n)(ad)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.3	11.3	6.5
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.2	5.6	—
FHC Health Systems Inc	(n)(ab)	Health Care Equipment & Services	L+400	1.0%	12/23/21	8.7	7.6	8.8
Fox Head Inc	(l)(n)(p)	Consumer Durables & Apparel	L+850	1.0%	12/19/20	36.5	36.5	36.1
Frontline Technologies Group LLC	(n)	Software & Services	L+575	1.0%	9/18/23	5.3	5.3	5.3
FullBeauty Brands Holdings Corp	(n)	Retailing	L+1,000	1.0%	2/7/22	0.7	0.7	0.7
FullBeauty Brands Holdings Corp	(n)(ab)	Retailing	L+900	1.0%	2/7/24	4.0	3.9	1.9
Greystone Equity Member Corp	(n)(r)	Diversified Financials	L+725	3.8%	4/1/26	158.3	158.3	154.3
Greystone Equity Member Corp	(r)(s)	Diversified Financials	L+725	3.8%	4/1/26	5.9	5.9	5.8
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	0.8	0.8	0.8
Heniff Transportation Systems LLC	(s)	Transportation	L+575	1.0%	12/3/24	8.8	8.8	8.8
Heniff Transportation Systems LLC	(f)(l)	Transportation	L+575	1.0%	12/3/26	45.1	45.1	45.1
Heniff Transportation Systems LLC	(k)(l)(n)	Transportation	L+575	1.0%	12/3/26	30.1	29.8	29.8
HM Dunn Co Inc	(n)(t)(u)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	56.3	44.4	26.0
HM Dunn Co Inc	(n)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	5.2	5.2	5.2
Hudson Technologies Co	(n)(r)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	54.6	54.2	31.1
Icynene Group Ltd	(f)(l)(m)(n)(o)(p)(q)	Materials	L+700	1.0%	11/30/24	117.6	117.6	118.8
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	€0.2	0.2	0.2
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/24	£0.1	0.1	0.1
ID Verde	(n)(r)	Commercial & Professional Services	E+700		3/29/25	€0.9	1.1	1.1
ID Verde	(n)(r)	Commercial & Professional Services	L+725		3/29/25	£0.6	0.8	0.8
Industria Chimica Emiliana Srl	(n)(r)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/26	€51.8	55.3	56.8
Industria Chimica Emiliana Srl	(r)(s)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	13.6	14.8	14.8
Industry City TI Lessor LP	(n)(p)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$10.6	10.6	11.5
Ivanti Software Inc	(l)(ab)	Software & Services	L+425	1.0%	1/20/24	7.4	7.3	7.4
J S Held LLC	(f)(n)(o)(p)	Insurance	L+600	1.0%	7/1/25	68.8	68.2	68.8

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	$16.4	$16.4	$16.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(s)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.4
JC Penney Corp Inc	(n)(r)(ab)	Retailing	L+425	1.0%	6/23/23	3.4	3.1	3.0
Jo-Ann Stores Inc	(n)(ab)	Retailing	L+500	1.0%	10/20/23	11.2	10.3	7.9
Jostens Inc	(n)(ab)	Consumer Services	L+550		12/19/25	16.0	15.8	16.0
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	2/5/20	31.1	31.1	30.8
Kellermeyer Bergensons Services LLC	(f)(k)(l)(n)(o)(p)	Commercial & Professional Services	L+650	1.0%	11/7/26	135.2	133.9	133.9
Kellermeyer Bergensons Services LLC	(s)	Commercial & Professional Services	L+650	1.0%	11/7/26	40.6	40.6	40.2
Kodiak BP LLC	(f)(k)(l)(m)(n)(o)(p)	Capital Goods	L+725	1.0%	12/1/24	223.1	223.1	223.0
Kodiak BP LLC	(s)	Capital Goods	L+725	1.0%	12/1/24	10.7	10.7	10.7
Laird PLC	(n)(r)(ab)	Technology Hardware & Equipment	L+450		7/9/25	4.4	4.0	4.4
LBM Borrower LLC	(l)(n)(ab)	Capital Goods	L+375	1.0%	8/20/22	13.7	13.4	13.8
LD Intermediate Holdings Inc	(n)(ab)	Software & Services	L+588	1.0%	12/9/22	31.5	29.8	31.6
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(k)(l)(n)	Commercial & Professional Services	L+575	1.0%	11/14/25	22.0	21.8	21.8
Lexitas Inc	(s)	Commercial & Professional Services	L+575	1.0%	11/14/25	9.3	9.3	9.2
Lionbridge Technologies Inc	(f)(k)(l)(p)(q)	Consumer Services	L+625	1.0%	12/27/25	115.3	114.7	114.7
Lipari Foods LLC	(f)(n)	Food & Staples Retailing	L+588	1.0%	1/6/25	22.0	22.0	22.0
Lipari Foods LLC	(s)	Food & Staples Retailing	L+588	1.0%	1/6/25	49.9	49.9	49.9
Lipari Foods LLC	(f)(m)(n)(o)(p)	Food & Staples Retailing	L+588	1.0%	1/6/25	151.0	149.7	150.9
MB Precision Holdings LLC	(k)(n)(ad)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21	21.5	21.0	21.4
MedAssets Inc	(n)(ab)	Health Care Equipment & Services	L+450	1.0%	10/20/22	0.1	0.1	0.1
MI Windows & Doors Inc	(n)(ab)	Capital Goods	L+550	1.0%	11/6/26	20.0	19.0	20.1
Mitel US Holdings Inc	(n)(ab)	Technology Hardware & Equipment	L+450		11/30/25	0.3	0.3	0.3
Monitronics International Inc	(f)(n)(ab)(ac)	Commercial & Professional Services	L+650	1.3%	3/29/24	36.1	34.8	30.8
Monitronics International Inc	(f)(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	17.8	17.8	17.8
Monitronics International Inc	(n)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	7.7	7.7	7.7
Monitronics International Inc	(s)(ab)	Commercial & Professional Services	L+500	1.5%	7/3/24	62.3	62.3	62.3
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+600	1.0%	12/20/25	43.9	43.5	43.5
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	7.9	7.9	7.9
Motion Recruitment Partners LLC	(s)	Commercial & Professional Services	L+600	1.0%	12/20/25	34.6	34.6	34.6
Multi-Color Corp	(n)(r)(ab)	Commercial & Professional Services	6.8%		7/15/26	10.4	10.4	11.0
NaviHealth Inc.	(n)(ab)	Health Care Equipment & Services	L+500		8/1/25	24.9	24.2	24.9
NCI Inc	(n)	Software & Services	L+750	1.0%	8/15/24	4.2	4.2	4.1
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+500	1.0%	9/2/21	3.6	3.6	3.6
North Haven Cadence Buyer Inc	(f)(k)(n)(p)	Consumer Services	L+650	1.0%	9/2/22	44.0	44.0	44.0
North Haven Cadence Buyer Inc	(s)	Consumer Services	L+650	1.0%	9/2/22	10.7	10.7	10.7
North Haven Cadence Buyer Inc	(f)(l)(n)(o)(p)	Consumer Services	L+793	1.0%	9/2/22	72.5	72.5	72.5
One Call Care Management Inc	(n)(ab)(ad)	Insurance	L+525	1.0%	11/27/22	2.9	2.5	2.7
Ontic Engineering & Manufacturing Inc	(n)(ab)	Capital Goods	L+475		10/30/26	1.9	1.9	1.9
Ontic Engineering & Manufacturing Inc	(s)(ab)	Capital Goods	L+238		10/31/26	0.3	0.3	0.3

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Onvoy LLC	(n)(ab)	Telecommunication Services	L+450	1.0%	2/10/24		$0.2	$0.1	$0.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+375	1.0%	10/30/20		2.5	2.4	2.5
PAE Holding Corp	(n)(ab)	Capital Goods	L+550	1.0%	10/20/22		7.3	7.4	7.4
Peak 10 Holding Corp	(k)(n)(ab)	Telecommunication Services	L+350		8/1/24		22.4	20.2	18.7
PF Chang’s China Bistro Inc	(n)(ab)	Consumer Services	L+625		3/1/26		14.9	14.8	12.2
Power Distribution Inc	(f)(n)	Capital Goods	L+725	1.3%	1/25/23		65.1	65.1	60.6
Production Resource Group LLC	(k)(l)(m)(n)(p)	Media & Entertainment	L+700	1.0%	8/21/24		381.0	381.0	306.2
Project Marron	(n)(r)	Consumer Services	B+625		7/3/25	A$	36.5	23.9	25.7
Project Marron	(f)(n)(r)	Consumer Services	L+625		7/2/25	C$	28.7	21.9	22.4
Propulsion Acquisition LLC	(f)(l)(m)(n)(p)(q)	Capital Goods	L+600	1.0%	7/13/21		$113.9	112.4	112.9
PSKW LLC	(n)(o)(p)	Health Care Equipment & Services	L+768	1.0%	11/25/21		16.5	16.5	16.5
PSKW LLC	(l)(m)(n)(o)(p)(q)	Health Care Equipment & Services	L+768	1.0%	11/25/21		191.6	191.6	191.6
PSKW LLC	(m)(n)	Health Care Equipment & Services	L+768	1.0%	11/25/21		20.4	20.2	20.4
Qdoba Restaurant Corp	(n)(ab)	Consumer Services	L+700	1.0%	3/21/25		2.0	1.9	2.0
Quorum Health Corp	(n)(ab)	Health Care Equipment & Services	L+675	1.0%	4/29/22		7.6	7.6	7.5
Reliant Rehab Hospital Cincinnati LLC	(f)(n)(o)(p)	Health Care Equipment & Services	L+675	1.0%	9/2/24		118.0	117.1	115.6
Roadrunner Intermediate Acquisition Co LLC	(l)(m)(o)(q)	Health Care Equipment & Services	L+675	1.0%	3/15/23		96.4	96.4	94.7
RSC Insurance Brokerage Inc	(f)(k)(l)(n)(o)(p)	Insurance	L+550	1.0%	11/1/26		90.0	89.1	89.1
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		22.7	22.5	22.5
RSC Insurance Brokerage Inc	(s)	Insurance	L+550	1.0%	11/1/26		3.7	3.6	3.6
Safariland LLC	(n)	Capital Goods	L+775	1.1%	11/18/23		2.2	2.2	2.1
Safariland LLC	(f)(k)(l)(n)(p)	Capital Goods	L+775	1.1%	11/18/23		115.7	115.7	109.0
Savers Inc	(f)(n)(o)(p)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		52.7	52.1	52.2
Savers Inc	(f)(n)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	73.1	53.9	57.4
Sequa Corp	(n)(ab)(ac)	Materials	L+500	1.0%	11/28/21		$30.2	29.8	30.2
Sequel Youth & Family Services LLC	(f)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.6	15.6	15.6
Sequel Youth & Family Services LLC	(f)(l)(n)(p)	Health Care Equipment & Services	L+800		9/1/23		90.0	90.0	90.1
Sequential Brands Group Inc.	(k)(l)(n)	Consumer Durables & Apparel	L+875		2/7/24		213.9	210.6	210.4
SI Group Inc	(n)(ab)	Materials	L+475		10/15/25		2.0	1.9	2.0
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+550		8/4/25		6.6	6.4	6.5
Smart Foodservice	(n)(ab)	Food & Staples Retailing	L+475		6/20/26		5.8	5.7	5.8
Smart & Final Stores LLC	(m)(n)(ab)	Food & Staples Retailing	L+675		6/20/25		28.0	25.4	27.1
SMART Global Holdings Inc	(r)(s)	Semiconductors & Semiconductor Equipment	L+400		2/9/21		0.1	0.1	0.1
SMART Global Holdings Inc	(n)(r)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		3.2	3.2	3.2
Sorenson Communications LLC	(f)(k)(m)(n)(ab)	Telecommunication Services	L+650		4/29/24		78.6	75.8	78.2
Staples Canada	(n)(r)	Retailing	L+700	1.0%	9/12/24	C$	4.4	3.6	3.5
Sungard Availability Services Capital Inc	(n)	Software & Services	L+750	1.0%	2/3/22		$2.4	2.3	2.5
Sungard Availability Services Capital Inc	(s)	Software & Services	L+750	1.0%	2/3/22		2.4	2.3	2.5
Sutherland Global Services Inc	(n)(p)(r)(ab)	Software & Services	L+538	1.0%	4/23/21		26.9	26.1	26.7
Swift Worldwide Resources Holdco Ltd	(k)(n)(q)	Energy	9.5% L+150 PIK (L+150 Max PIK)	2.5%	7/20/21		37.6	37.6	37.6
Syncsort Inc	(n)(ab)	Software & Services	L+600	1.0%	8/16/24		9.5	8.7	9.1
Tangoe LLC	(f)(n)(o)(p)	Software & Services	L+650	1.0%	11/28/25		102.7	101.8	102.8

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Team Health Inc	(n)(ab)	Health Care Equipment & Services	L+275	1.0%	2/6/24		$1.1	$1.1	$0.9
Torrid Inc	(f)(k)(l)(n)	Retailing	L+675	1.0%	12/14/24		40.0	39.6	40.2
Total Safety US Inc	(f)(n)(ab)	Capital Goods	L+600	1.0%	8/16/25		9.1	8.2	8.6
Trace3 Inc	(f)(k)(l)(n)(o)(p)	Software & Services	L+675	1.0%	8/3/24		169.8	169.8	168.3
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26	A$	63.0	41.8	43.4
Transaction Services Group Ltd	(n)(r)	Consumer Services	L+600		10/15/26		£7.7	9.8	10.1
Transaction Services Group Ltd	(r)(s)	Consumer Services	L+600		10/15/26		$26.6	26.6	26.1
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/24		13.7	13.5	13.5
Truck-Lite Co LLC	(f)(k)(n)(o)(p)	Automobiles & Components	L+625	1.0%	12/13/26		127.9	126.7	126.6
Truck-Lite Co LLC	(s)	Automobiles & Components	L+625	1.0%	12/13/26		18.8	18.6	18.6
Vertiv Group Corp	(n)(ab)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		16.5	15.7	16.5
Virgin Pulse Inc	(f)(l)(m)(n)(o)(p)	Software & Services	L+650	1.0%	5/22/25		159.4	158.4	159.5
Vivint Inc	(l)(n)(ab)	Commercial & Professional Services	L+500		4/1/24		20.8	20.0	20.8
Warren Resources Inc	(n)(ad)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		21.0	21.0	21.0
West Corp	(l)(ab)	Software & Services	L+350	1.0%	10/10/24		4.9	4.4	4.1
West Corp	(l)(o)(ab)	Software & Services	L+400	1.0%	10/10/24		19.6	18.1	16.7
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	1/26/21		0.6	0.6	0.6
Wheels Up Partners LLC	(n)	Transportation	L+855	1.0%	8/26/21		0.3	0.3	0.3
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	6/30/24		1.1	1.1	1.1
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(n)	Transportation	L+710	1.0%	12/21/24		1.7	1.7	1.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+500	1.0%	9/29/23		0.1	0.1	0.1
Zeta Interactive Holdings Corp	(m)(n)(o)(p)(q)	Software & Services	L+750	1.0%	7/29/22		122.2	122.2	122.2
Zeta Interactive Holdings Corp	(s)	Software & Services	L+750	1.0%	7/29/22		4.4	4.4	4.4

Total Senior Secured Loans—First Lien								6,596.0	6,295.8
Unfunded Loan Commitments								(578.6)	(578.6)

Net Senior Secured Loans—First Lien								6,017.4	5,717.2

Senior Secured Loans—Second Lien—16.2%
Access CIG LLC	(n)(ab)	Software & Services	L+775		2/27/26		1.5	1.5	1.5
Advantage Sales & Marketing Inc	(n)(ab)	Commercial & Professional Services	L+650	1.0%	7/25/22		7.2	6.2	6.5
Albany Molecular Research Inc	(n)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25		0.9	0.9	0.9
American Bath Group LLC	(l)(n)(ab)	Capital Goods	L+975	1.0%	9/30/24		10.0	9.6	10.0
Ammeraal Beltech Holding BV	(f)(n)(o)(r)	Capital Goods	L+800		7/27/26		51.3	50.4	49.5
Applied Systems Inc	(n)(ab)	Software & Services	L+700	1.0%	9/19/25		2.6	2.6	2.7
Arena Energy LP	(l)(n)(o)(p)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21		53.9	53.9	52.4
athenahealth Inc	(f)(m)(n)(p)	Health Care Equipment & Services	L+850		2/11/27		129.2	128.0	131.8
BCA Marketplace PLC	(n)(r)	Retailing	L+825		9/24/27		£30.2	37.3	39.5
Bellatrix Exploration Ltd	(n)(r)(t)(u)	Energy	8.5%		9/11/23		$13.5	12.3	4.3
Bellatrix Exploration Ltd	(n)(r)	Energy	8.5%		9/11/23		5.6	5.6	5.6
Byrider Finance LLC	(n)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22		35.8	35.8	35.9

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CDS US Intermediate Holdings Inc	(l)(n)(r)(ab)	Media & Entertainment	L+825	1.0%	7/10/23	$18.0	$16.4	$15.1
Chisholm Oil & Gas Operating LLC	(n)(p)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	38.3	38.0	28.9
CommerceHub Inc	(n)	Software & Services	L+775		5/21/26	3.2	3.1	3.2
Dayton Superior Corp	(n)	Materials	L+700	2.0%	12/3/24	1.7	1.6	1.6
EaglePicher Technologies LLC	(n)(ab)	Capital Goods	L+725		3/8/26	0.4	0.4	0.4
Electronics For Imaging Inc	(n)(ab)	Technology Hardware & Equipment	L+900		7/23/27	3.9	3.7	3.7
Emerald Performance Materials LLC	(l)(n)(ab)	Materials	L+775	1.0%	8/1/22	10.0	9.9	9.8
Excelitas Technologies Corp	(l)(n)(ab)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	13.3	13.3	12.9
Fairway Group Holdings Corp	(n)(t)(u)(ad)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.5	5.0	—
Gruden Acquisition Inc	(m)(p)(ab)	Transportation	L+850	1.0%	8/18/23	25.0	24.4	24.8
Invictus	(n)(ab)	Materials	L+675		3/30/26	0.1	0.1	0.1
LBM Borrower LLC	(l)(n)(p)(q)(ab)	Capital Goods	L+925	1.0%	8/20/23	58.6	57.6	57.8
Misys Ltd	(n)(r)(ab)	Software & Services	L+725	1.0%	6/13/25	7.3	7.2	7.1
NEP Broadcasting LLC	(n)(ab)	Media & Entertainment	L+700		10/19/26	5.6	5.4	5.1
New Arclin US Holding Corp	(n)(r)(ab)	Materials	L+875	1.0%	2/14/25	0.3	0.3	0.3
OEConnection LLC	(f)(n)	Software & Services	L+825		9/25/27	42.9	42.5	42.6
Ontic Engineering & Manufacturing Inc	(f)(n)	Capital Goods	L+850		10/29/27	26.8	26.3	26.3
OPE Inmar Acquisition Inc	(l)(n)(ab)	Software & Services	L+800	1.0%	5/1/25	24.6	24.1	23.1
P2 Energy Solutions, Inc.	(n)(ab)	Software & Services	L+800	1.0%	4/30/21	14.5	14.6	14.2
Paradigm Acquisition Corp	(n)(ab)	Health Care Equipment & Services	L+750		10/26/26	3.7	3.7	3.7
Peak 10 Holding Corp	(n)(ab)	Telecommunication Services	L+725	1.0%	8/1/25	11.9	11.1	7.5
Polyconcept North America Inc	(n)	Household & Personal Products	L+1,000	1.0%	2/16/24	0.6	0.6	0.6
Pure Fishing Inc	(f)(n)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	39.6
Rise Baking Company	(f)(l)(n)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	17.3
Sequa Corp	(n)(ab)	Materials	L+900	1.0%	4/28/22	11.5	11.2	11.3
SIRVA Worldwide Inc	(n)(ab)	Commercial & Professional Services	L+950		8/3/26	5.7	5.1	5.5
Sorenson Communications LLC	(n)(o)(p)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	15.4	15.4	15.4
Sparta Systems Inc	(n)	Software & Services	L+825	1.0%	7/27/25	2.4	2.4	2.2
Sungard Availability Services Capital Inc	(m)(n)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	12.6	12.6	12.6
Titan Energy LLC	(n)(t)(u)(ad)	Energy	L+1,300 PIK (L+1,300 Max PIK)	1.0%	2/23/20	137.2	100.7	—
Transplace	(n)(ab)	Transportation	L+875	1.0%	10/6/25	3.3	3.2	3.1
Vantage Specialty Chemicals Inc	(n)(ab)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(n)(ab)	Capital Goods	L+900	1.0%	9/30/24	12.5	12.5	11.4
Wittur Holding GmbH	(n)(r)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.5	60.2

Total Senior Secured Loans—Second Lien							940.7	808.7

Other Senior Secured Debt—4.6%
Advanced Lighting Technologies Inc	(n)(t)(u)(ad)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$14.4	10.7	—
APTIM Corp	(g)(n)(ab)	Diversified Financials	7.8%		6/15/25	8.2	8.2	4.9
Black Swan Energy Ltd	(n)(r)	Energy	9.0%		1/20/24	4.0	4.0	4.0
Cleaver-Brooks Inc	(n)(ab)	Capital Goods	7.9%		3/1/23	0.3	0.3	0.3
Cornerstone Chemical Co	(n)(ab)	Materials	6.8%		8/15/24	2.7	2.7	2.4

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Diamond Resorts International Inc	(m)(ab)	Consumer Services	7.8%		9/1/23	$12.0	$12.0	$12.3
Enterprise Development Authority	(g)(h)(n)(aa)(ab)	Consumer Services	12.0%		7/15/24	8.2	8.5	9.4
FourPoint Energy LLC	(n)(p)	Energy	9.0%		12/31/21	46.3	45.6	44.0
Genesys Telecommunications Laboratories Inc	(g)(h)(n)(aa)(ab)	Technology Hardware & Equipment	10.0%		11/30/24	2.6	2.8	2.8
JC Penney Corp Inc	(g)(h)(n)(r)(aa)(ab)	Retailing	5.7%		6/1/20	0.3	0.3	0.3
JW Aluminum Co	(g)(n)(p)(ab)(ad)	Materials	10.3%		6/1/26	34.5	34.5	36.3
Lycra	(g)(h)(n)(r)(aa)(ab)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	13.2
Mood Media Corp	(n)(ad)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)		12/31/23	40.6	39.5	39.0
Pattonair Holdings Ltd	(g)(h)(n)(r)(aa)(ab)	Capital Goods	9.0%		11/1/22	16.5	16.9	17.3
TruckPro LLC	(g)(h)(n)(aa)(ab)	Capital Goods	11.0%		10/15/24	7.9	7.4	8.2
Velvet Energy Ltd	(n)(r)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(h)(k)(m)(n)(aa)(ab)	Commercial & Professional Services	7.9%		12/1/22	25.5	25.2	25.8

Total Other Senior Secured Debt							242.5	227.9

Subordinated Debt—9.8%
All Systems Holding LLC	(n)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.3	0.3	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(g)(h)(aa)(ab)	Energy	10.0%		4/1/22	26.0	26.0	25.9
athenahealth Inc	(n)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)		2/11/27	72.6	72.6	73.1
Avantor Inc	(g)(m)(n)(o)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	9.0%		10/1/25	85.0	85.6	95.2
Byrider Finance LLC	(n)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	2.3	2.3	2.3
Calumet Specialty Products	(h)(n)(r)(aa)(ab)	Energy	7.8%		4/15/23	10.3	10.3	10.3
ClubCorp Club Operations Inc	(g)(h)(n)(aa)(ab)	Consumer Services	8.5%		9/15/25	31.8	30.9	27.8
Craftworks Rest & Breweries Group Inc	(n)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	6.2	6.2	4.7
Diamond Resorts International Inc	(g)(h)(aa)(ab)	Consumer Services	10.8%		9/1/24	4.4	4.6	4.6
GFL Environmental Inc	(g)(h)(n)(r)(aa)(ab)	Commercial & Professional Services	8.5%		5/1/27	13.4	13.7	14.7
Intelsat Jackson Holdings SA	(g)(h)(n)(r)(aa)(ab)	Media & Entertainment	5.5%		8/1/23	11.1	10.2	9.5
Kenan Advantage Group Inc	(n)(ab)	Transportation	7.9%		7/31/23	19.2	17.0	18.8
LifePoint Hospitals Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	9.8%		12/1/26	24.8	25.2	28.1
Montage Resources Corp	(h)(n)(r)(aa)(ab)	Energy	8.9%		7/15/23	16.4	16.2	15.1
MultiPlan Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	7.1%		6/1/24	17.1	17.2	16.6
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(h)(n)(r)(aa)(ab)	Materials	8.0%		10/1/26	15.3	15.3	16.3
PAREXEL International Corp	(g)(h)(n)(aa)(ab)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.8	0.8	0.8
Plastipak Holdings Inc	(g)(h)(n)(aa)(ab)	Materials	6.3%		10/15/25	2.4	2.2	2.1
Ply Gem Holdings Inc	(g)(h)(n)(aa)(ab)	Capital Goods	8.0%		4/15/26	19.1	18.3	20.0
Quorum Health Corp	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	11.6%		4/15/23	6.0	6.0	5.1
SRS Distribution Inc	(g)(h)(n)(p)(aa)(ab)	Capital Goods	8.3%		7/1/26	28.5	28.2	29.5
Team Health Inc	(g)(h)(n)(aa)(ab)	Health Care Equipment & Services	6.4%		2/1/25	20.5	18.3	13.8
Vertiv Group Corp	(g)(h)(aa)(ab)	Technology Hardware & Equipment	9.3%		10/15/24	23.7	23.4	25.6
Vivint Inc	(g)(h)(m)(n)(p)(aa)(ab)	Commercial & Professional Services	8.8%		12/1/20	15.5	15.1	15.5
Vivint Inc	(g)(h)(n)(aa)(ab)	Commercial & Professional Services	7.6%		9/1/23	14.3	13.3	13.5

Total Subordinated Debt							479.2	489.2

See notes to consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Asset Based Finance—9.7%
801 5th Ave, Seattle, Structure Mezzanine	(n)(r)(ae)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$47.1	$47.1	$47.1
801 5th Ave, Seattle, Private Equity	(n)(r)(t)(ae)	Real Estate				7,819,411	7.8	7.8
Abacus JV, Private Equity	(n)(r)	Insurance				31,301,941	31.3	31.3
Accelerator Investments Aggregator LP, Private Equity	(n)(r)(t)	Diversified Financials				153,628	0.2	0.2
Altavair NewCo, Private Equity	(n)(r)	Capital Goods				10,964,023	11.0	11.2
Australis Maritime, Common Stock	(n)(r)(t)	Transportation				10,790,511	10.8	10.8
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.3	2.1	2.3
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$14.6	13.6	14.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.0	2.8	3.0
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$2.8	2.6	2.8
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$85.4	79.6	85.4
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.0	17.7	19.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.8	2.0
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.1	14.1	15.1
Global Jet Capital LLC, Structured Mezzanine	(i)(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(i)(n)(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.6
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$19.7	18.3	19.7
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$12.2	11.4	12.2
Global Jet Capital LLC, Structured Mezzanine	(n)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.7	19.3	20.7
Global Jet Capital LLC, Preferred Stock	(i)(n)(t)	Commercial & Professional Services				76,447,526	76.4	9.6
Global Lending Services LLC, Private Equity	(n)(r)(t)	Diversified Financials				8,092,505	8.1	8.1
Home Partners JV, Structured Mezzanine	(n)(r)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$30.1	30.1	30.1
Home Partners JV, Structured Mezzanine	(r)(s)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$22.3	22.3	22.3
Home Partners JV, Common Stock	(n)(r)(t)	Real Estate				15,059,448	15.1	16.0
Home Partners JV, Private Equity	(n)(r)(t)(ab)	Real Estate				706,596	0.7	0.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(n)(r)	Capital Goods				5,432,797	5.4	6.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	10.4
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.6
Lenovo Group Ltd, Structured Mezzanine	(n)(r)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(n)(r)(t)	Diversified Financials			1/25/27	$8.3	4.6	3.3
Pretium Partners LLC P1, Structured Mezzanine	(n)(r)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.5	6.5	6.5
Pretium Partners LLC P2, Structured Mezzanine	(n)(r)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$14.3	14.3	14.4
Sofi Lending Corp, 2019-C R1	(n)(r)	Diversified Financials			11/16/48	$26.7	15.1	15.2
Toorak Capital Funding LLC, Membership Interest	(n)(r)	Diversified Financials				N/A	9.9	12.6

Total Asset Based Finance							557.5	507.6
Unfunded Asset Based Finance Commitments							(22.3)	(22.3)

Net Asset Based Finance							535.2	485.3

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
JW Aluminum Co, Preferred Stock	(i)(n)(ad)	Materials	12.5% PIK		2/15/28	6,875	$52.6	$104.1
MB Precision Holdings LLC, Class A—2 Units	(t)(v)(ad)	Capital Goods				6,655,178	2.3	—
MB Precision Holdings LLC, Preferred Stock	(t)(v)(ad)	Capital Goods				41,778,909	8.8	5.6
Misys Ltd, Preferred Stock	(n)(r)(t)	Software & Services	L+1,025			2,841	2.8	2.8
Mood Media Corp, Common Stock	(n)(t)(ad)	Media & Entertainment				17,400,835	12.6	1.0
North Haven Cadence Buyer Inc, Common Stock	(n)(t)	Consumer Services				3,958,333	4.0	8.5
One Call Care Management Inc, Common Stock	(n)(t)(ad)	Insurance				2,604,293,203	1.8	1.8
One Call Care Management Inc, Preferred Stock A	(n)(t)(ad)	Insurance				277,791	19.3	19.3
One Call Care Management Inc, Preferred Stock B	(n)(ad)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	5.8
Polyconcept North America Inc, Class A—1 Units	(n)(t)	Household & Personal Products				624	0.1	0.1
Power Distribution Inc, Common Stock	(n)(t)	Capital Goods				4,530,006	3.9	1.8
Professional Plumbing Group Inc, Common Stock	(i)(t)	Materials				3,000,000	3.0	9.0
Ridgeback Resources Inc, Common Stock	(i)(n)(r)(t)	Energy				1,644,464	10.1	8.7
Sequential Brands Group Inc., Common Stock	(i)(n)(t)(ab)	Consumer Durables & Apparel				534,076	7.2	0.2
Sorenson Communications LLC, Common Stock	(i)(n)(t)	Telecommunication Services				43,796	—	33.6
SSC (Lux) Limited S.a r.l., Common Stock	(n)(r)(t)	Health Care Equipment & Services				125,000	2.5	3.9
Sungard Availability Services Capital Inc, Common Stock	(m)(n)(o)(t)	Software & Services				217,659	15.2	14.2
Sunnova Energy International Inc, Common Stock	(n)(t)(ab)	Energy				487,528	5.5	5.4
Swift Worldwide Resources Holdco Ltd, Common Stock	(n)(t)	Energy				1,250,000	2.0	0.5
Templar Energy LLC, Common Stock	(i)(t)(v)(w)(ab)	Energy				847,547	7.2	0.1
Templar Energy LLC, Preferred Stock	(i)(n)(t)(ab)	Energy				561,819	5.6	—
Titan Energy LLC, Common Stock	(i)(n)(t)(ab)(ad)	Energy				272,778	8.6	—
Trace3 Inc, Common Stock	(n)(t)	Software & Services				42,486	0.4	1.5
VICI Properties Inc, Common Stock	(n)(t)(ab)	Consumer Services				66,020	1.2	1.7
Warren Resources Inc, Common Stock	(n)(t)(ad)	Energy				3,370,272	15.8	8.3
White Star Petroleum LLC, Common Stock	(t)(v)(w)	Energy				3,351,997	2.8	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(n)(t)	Software & Services				1,051,348	8.4	12.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(n)(t)	Software & Services				956,233	8.4	10.9
Zeta Interactive Holdings Corp, Warrant	(n)(t)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							322.8	352.8

TOTAL INVESTMENTS—172.0%							$9,041.2	8,591.1

LIABILITIES IN EXCESS OF ASSETS—-72.0%								(3,595.1)

NET ASSETS—100.0%								$4,996.0

Total Return Swap							Notional Amount	Unrealized Depreciation
Citibank TRS Facility (Note 9)							$93.5	$(4.4)

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

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Fee Income(3)
MB Precision Holdings LLC, Preferred Stock	$5.8	$0.2	$—	$—	$(0.4)	$5.6	$—	$—	$—
Mood Media Corp, Common Stock	15.8	—	—	—	(14.8)	1.0	—	—	—
One Call Care Management Inc, Common Stock	—	1.8	—	—	—	1.8	—	—	—
One Call Care Management Inc, Preferred Stock A	—	19.3	—	—	—	19.3	—	—	—
One Call Care Management Inc, Preferred Stock B	—	5.8	—	—	—	5.8	0.1	—	—
Titan Energy LLC, Common Stock(4)	—	8.6	—	—	(8.6)	—	—	—	—
Warren Resources Inc, Common Stock	5.6	4.7	—	—	(2.0)	8.3	—	—	—

Total	$227.4	$245.2	$(14.4)	$(2.7)	$(100.0)	$355.5	$25.3	$10.7	$—

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II (NYSE: FSKR), or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2020. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

On December 18, 2019, the Company completed its acquisitions, or the 2019 Mergers, of FS Investment Corporation III, or FSIC III, FS Investment Corporation IV, or FSIC IV, and Corporate Capital Trust II, or CCT II, pursuant to that certain Agreement and Plan of Merger, or the 2019 Merger Agreement, dated as of May 31, 2019, by and among the Company, FSIC III, FSIC IV, CCT II, NT Acquisition 1, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 1, NT Acquisition 2, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 2, NT Acquisition 3, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub 3, and the Advisor. See Note 13 for a discussion of the 2019 Mergers.

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

The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some shareholders owning a fractional share. In that regard, no fractional shares were issued in connection with the Reverse Stock Split. Shareholders of record who would have otherwise been entitled to receive a fractional share instead received a cash payment based on the closing price of the Company’s common stock as reported on the NYSE as of June 10, 2020. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the reverse stock split is as follows:

	Year Ended December 31,
	2019	2018
Weighted average number of shares of common stock outstanding (as reported)	338,067,906	324,551,233
Weighted average number of shares of common stock outstanding (as adjusted)	84,516,977	81,137,808
Net investment income per share (as reported)	$0.70	$0.73
Net investment income per share (as adjusted)	$2.82	$2.91
Earnings per share (as reported)	$0.27	$(0.12)
Earnings per share (as adjusted)	$1.09	$(0.47)

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

On November 23, 2020, the Company entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement, with FS KKR Capital Corp., a Maryland corporation, or FSK and, together with the Company, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of FSK, or Merger Sub, and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, the Company will merge with and into FSK, with FSK continuing as the surviving company or, together with the First Merger, the 2021 Merger. See Note 14 for additional information.

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

The Company values certain investments at their net asset value in accordance with practical expedient under ASC Topic 820.

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

For the years ended December 31, 2020 and 2019, the Company recognized $30 and $15 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2020.

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

Commencing with ninth full calendar quarter following the closing of the 2019 Mergers, the subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current calendar quarter and the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the 2019 Mergers) minus the cumulative “per share incentive fees” accrued and/or payable for the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the 2019 Mergers) multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

federal income taxes. The Company accrued $0, $1 and $3 in estimated excise taxes payable in respect of income received during the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company paid $2, $2 and $3, respectively, in excise and other taxes.

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2019 and 2018 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2020.

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

Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement-Disclosures Framework-Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the year ended December 31, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares(1)	Amount	Shares(1)	Amount
Reinvestment of Distributions	3,203,560	$80	2,909,477	$92	3,251,860	$111
Fractional Share Round Up	64,069	—	—	—	—	—
Share Repurchase Program	(2,959,288)	(43)	(1,622,157)	(52)	(3,327,614)	(114)
Issuance of Common Stock	—	—	87,983,495	2,543	—	—

Net Proceeds from Share Transactions	308,341	$37	89,270,815	$2,583	(75,754)	$(3)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

In connection with the listing, or the Listing, of its shares of common stock on the New York Stock Exchange, or the NYSE, the Company terminated its previous distribution reinvestment plan, or the old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular quarterly cash distribution paid on June 8, 2020 to stockholders of record as of the close of business on June 8, 2020. On June 17, 2020, the Company adopted a new distribution reinvestment plan, or the new DRP, which became effective as of, and first applied to the reinvestment of cash distributions paid on or after, June 17, 2020.

During the year ended December 31, 2020, the administrator for the Company’s new DRP, purchased 343,096 shares of common stock in the open market at an average price per share of $15.68 (totaling $5) pursuant to the new DRP, and distributed such shares to participants in the new DRP. During the period from January 1, 2021 to February 26, 2021, the administrator for the new DRP purchased 285,204 shares of common stock in the open market at an average price per share of $17.13 (totaling $5) pursuant to the new DRP, and distributed such shares to participants in the new DRP. For additional information regarding the terms of the new DRP, see Note 5.

2019 Mergers

In accordance with the terms of the 2019 Merger Agreement, at the time of the transactions contemplated by the 2019 Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of the Company’s common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of the Company’s common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of the Company’s common stock. As a result, the Company issued an aggregate of approximately 289,084,117 shares of its common stock to former FSIC III stockholders, 14,031,781 shares of its common stock to former CCT II shareholders and 43,668,803 shares of its common stock to former FSIC IV stockholders. Shares and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split as discussed below.

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

Quarterly Share Repurchase Program

Historically, the Company conducted quarterly tender offers pursuant to a share repurchase program. The Company’s board of directors suspended the share repurchase program in connection with the execution of the 2019 Merger Agreement. The Listing has provided liquidity to the Company’s stockholders, and therefore the Company does not expect to implement a new quarterly share repurchase program in the future.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

The following table provides information concerning the Company’s repurchases of shares of common stock pursuant to its former share repurchase program during the years ended December 31, 2019 and 2018:

For the Three Months Ended	Repurchase Date	Shares Repurchased(1)	Percentage of Shares Tendered That Were Repurchased	Percentage of Outstanding Shares Repurchased	Repurchase Price Per Share(1)	Aggregate Consideration for Repurchased Shares
Fiscal 2018
December 31, 2017	January 12, 2018	852,076	28%	1.04%	$35.20	$30
March 31, 2018	April 2, 2018	841,872	21%	1.03%	$34.40	29
June 30, 2018	July 3, 2018	824,220	20%	1.01%	$34.00	28
September 30, 2018	October 5, 2018	809,446	17%	0.99%	$33.60	27

Total		3,327,614				$114

Fiscal 2019
December 31, 2018	January 2, 2019	824,264	17%	1.01%	$32.20	$26
March 31, 2019	April 1, 2019	797,893	14%	0.98%	$32.20	26
June 30, 2019(2)	—	—	—	—	—	—
September 30, 2019(2)	—	—	—	—	—	—

Total		1,622,157				$52

(1)	Shares repurchased have been adjusted to reflect the Reverse Stock Split.

(2)	The Company suspended its share repurchase program on May 31, 2019.

Stock Repurchase Programs

In May 2020, the Company’s board of directors authorized a stock repurchase program, or the May 2020 Share Repurchase Program. Under the May 2020 Share Repurchase Program, the Company was permitted to repurchase up to $100 in the aggregate of our outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The May 2020 Share Repurchase Program has terminated in connection with the 2020 Merger Agreement.

During the year ended December 31, 2020, the Company repurchased 2,959,288 shares of common stock pursuant to the May 2020 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $14.63 (totaling $43).

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

On December 18, 2019, the Company entered into an administration agreement with the Advisor, or the administration agreement. Pursuant to the administration agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the U.S. Securities and Exchange Commission. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement, the administration agreement, the prior investment advisory and administrative services agreement and the FSIC II Advisor investment advisory and administrative services agreement, as applicable, during the years ended December 31, 2020, 2019 and 2018:

			Year Ended December 31,
Related Party	Source Agreement	Description	2020	2019	2018
The Advisor and FSIC II Advisor	Investment advisory agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Base Management Fee(1)	$120	$72	$76
The Advisor and FSIC II Advisor	Investment advisory agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Subordinated Incentive Fee on Income(2)	$89	$29	$25
The Advisor and FSIC II Advisor	Administration agreement, prior investment advisory and administrative services agreement and FSIC II Advisor investment advisory and administrative services agreement	Administrative Services Expenses(3)	$8	$5	$3

(1)

FSIC II Advisor agreed, effective March 5, 2015, to permanently waive a portion of the base management fee to which it was entitled under the FSIC II Advisor investment advisory and administrative services agreement so that the fee received equaled 1.75% of the average value of the Company’s gross assets. As a result, the amounts shown for the year ended December 31, 2018 is net of waivers of $3. During the years ended December 31, 2020, 2019 and 2018, $125 $69 and $81, respectively, in base management fees were paid to FSIC II Advisor and the Advisor. As of December 31, 2020, $30 in base management fees were payable to the Advisor.

(2)

During the year ended December 31, 2020, $75 of subordinated incentive fees on income were paid to FSIC II Advisor and the Advisor. As of December 31, 2020, a subordinated incentive fee on income of $25 was payable to the Advisor.

(3)

During the years ended December 31, 2020, 2019 and 2018, $6, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FSIC II Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.8 and $0.3 for the years ended December 31, 2020 and 2019, respectively. The Company paid $10, $4 and $4, in administrative services expenses to FSIC II Advisor and the Advisor during the years ended December 31, 2020, 2019 and 2018, respectively.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Energy and Power Fund, FS KKR Capital Corp. and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared on its common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018	$3.0160	$245
2019	$3.0160	$246
2020	$2.3000	$392

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On February 18, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.55 per share, which will be paid on or about April 2, 2021 to stockholders of record as of the close of business on March 17, 2021. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

Prior to the Listing, the Company had adopted the “opt in” old DRP for its stockholders. As a result, if the Company made a cash distribution, its stockholders would receive the distribution in cash unless they specifically “opted in” to the old DRP so as to have their cash distributions reinvested in additional shares of the Company’s common stock. In connection with the Listing, the Company terminated its old DRP. The final distribution reinvestment under the old DRP was made in connection with the regular quarterly cash distribution paid on June 8, 2020 to stockholders of record as of the close of business on June 8, 2020. On June 17, 2020, the Company adopted the new DRP, which became effective as of, and will first apply to the reinvestment of cash distributions paid on or after, June 17, 2020.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	392	100%	246	100%	245	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—

Total	$392	100%	$246	100%	$245	100%

(1)

During the years ended December 31, 2020, 2019 and 2018, 89.1%, 94.5% and 93.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.2%, 1.6% and 1.9%, respectively, was attributable to non-cash accretion of discount and 8.8%, 3.9% and 4.9%, respectively, was attributable to paid-in-kind, or PIK, interest. $15 of the December declared distribution will be a dividend in 2021.

The Company’s net investment income on a tax basis for the years ended December 31, 2020, 2019 and 2018 was $328, $242 and $232, respectively. As of December 31, 2020 and 2019, the Company had $0 and $50 of undistributed net investment income and $1,212 and $437 of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period.

The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income and other income recognized differently in character or timing for tax purposes than GAAP.

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
GAAP-basis net investment income	$359	$238	$236
Income subject to tax not recorded for GAAP	20	1	4
Excise taxes	—	1	2
GAAP versus tax-basis of consolidation of certain subsidiaries	1	7	7
Reclassification of unamortized original issue discount and prepayment fees	(13)	(12)	(17)
Other miscellaneous differences	(39)	7	—

Tax-basis net investment income	$328	$242	$232

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2020, the Company increased accumulated earnings (loss) by $66 and decreased capital in excess of par value by $66. During the year ended December 31, 2019, the Company decreased accumulated earnings (loss) by $221 and increased capital in excess of par value by and $221.

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

As of December 31, 2020 and 2019, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2020	2019
Distributable ordinary income	$—	$50
Capital loss carryover(1)	(1,212)	(437)
Other temporary differences	(21)	(1)
Net unrealized appreciation (depreciation) on investments and gain (loss) on foreign currency(2)	(268)	(411)

Total	$(1,501)	$(799)

(1)

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $34 and $1,178, respectively. $191 of such losses were carried over from the target companies due to the 2019 Mergers, and $246 of such losses were carried over from losses generated by the Company prior to the 2019 Mergers. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely

(2)

As of December 31, 2020 and 2019, the gross unrealized appreciation was $279 and $276, respectively. As of December 31, 2020 and 2019, the gross unrealized depreciation was $547 and $687, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $8,375 and $9,167 as of December 31, 2020 and 2019, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(456) and $(609) as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had a deferred tax asset of $22 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2020, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $22. For the year ended December 31, 2020, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,457	$5,256	66.0%	$6,017	$5,717	66.6%
Senior Secured Loans—Second Lien	774	762	9.6%	941	809	9.4%
Other Senior Secured Debt	87	75	0.9%	243	228	2.7%
Subordinated Debt	137	130	1.6%	479	489	5.7%
Asset Based Finance	853	791	9.9%	535	485	5.6%
Credit Opportunities Partners, LLC	591	626	7.9%	503	510	5.9%
Equity/Other	327	328	4.1%	323	353	4.1%

Total	$8,226	$7,968	100.0%	$9,041	$8,591	100.0%

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020 and December 31, 2019 to include, on a look-through basis, the investments underlying the TRS, as disclosed in Note 9 to our audited financial statements included herein. The investments underlying the TRS had a notional amount and market value of $0 and $0, and $94 and $89, respectively, as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,457	$5,256	66.0%	$6,090	$5,788	66.7%
Senior Secured Loans—Second Lien	774	762	9.6%	961	827	9.5%
Other Senior Secured Debt	87	75	0.9%	243	228	2.6%
Subordinated Debt	137	130	1.6%	479	489	5.6%
Asset Based Finance	853	791	9.9%	535	485	5.6%
Credit Opportunities Partners, LLC	591	626	7.9%	503	510	5.9%
Equity/Other	327	328	4.1%	324	353	4.1%

Total	$8,226	$7,968	100.0%	$9,135	$8,680	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2020, the Company held investments in six portfolio companies of which it is deemed to “control.” As of December 31, 2020, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2020.

As of December 31, 2019, the Company held investments in two portfolio companies of which it is deemed to “control.” As of December 31, 2019, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. For additional information with respect to such portfolio companies, see footnote (u) to the consolidated schedule of investments as of December 31, 2019.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $516.8, unfunded equity/other commitments of $139.3 and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $600.9, unfunded equity/other commitments of $258.0 and unfunded commitments of $21.9 of Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2020 and 2019.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$62	0.8%	$182	2.1%
Capital Goods	1,110	13.9%	1,139	13.3%
Commercial & Professional Services	788	9.9%	861	10.0%
Consumer Durables & Apparel	297	3.7%	302	3.5%
Consumer Services	175	2.2%	548	6.4%
Credit Opportunities Partners, LLC	626	7.9%	510	5.9%
Diversified Financials	646	8.1%	402	4.7%
Energy	142	1.8%	328	3.8%
Food & Staples Retailing	187	2.3%	223	2.6%
Food, Beverage & Tobacco	109	1.4%	132	1.5%
Health Care Equipment & Services	806	10.1%	888	10.3%
Household & Personal Products	176	2.2%	1	0.0%
Insurance	276	3.4%	220	2.6%
Materials	127	1.6%	354	4.1%
Media & Entertainment	216	2.7%	409	4.8%
Pharmaceuticals, Biotechnology & Life Sciences	110	1.4%	187	2.2%
Real Estate	239	3.0%	122	1.4%
Retailing	351	4.4%	435	5.1%
Semiconductors & Semiconductor Equipment	—	—	3	0.0%
Software & Services	1,137	14.3%	874	10.2%
Technology Hardware & Equipment	116	1.5%	174	2.0%
Telecommunication Services	146	1.8%	154	1.8%
Transportation	126	1.6%	143	1.7%

Total	$7,968	100.0%	$8,591	100.0%

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2020, the Company and SCRS have funded approximately $675.0 to COP, of which $590.6 was from the Company.

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

On July 30, 2020, Green Creek entered into a Third Amended and Restated Credit Agreement and Third Amended and Restated Margining Agreement which amended and restated the Green Creek Credit Facility to, among other things, (i) extend the reinvestment period and the maturity date to December 31, 2021 and January 30, 2022, respectively, (ii) reduce the maximum facility amount to $400 on December 15, 2021, and (iii) increase the interest rate on U.S. dollar borrowings to three-month LIBOR (subject to a 0% floor) plus 3.30%.

The Green Creek Credit Facility provides for borrowings in U.S. dollars, and certain agreed upon foreign currencies, in an aggregate principal amount up to $500 on a committed basis, which will be reduced to $400 on December 15, 2021. The end of the reinvestment period and the maturity date for the Green Creek Credit Facility are December 31, 2021 and January 30, 2022, respectively. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 3.30% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. During the reinvestment period, Green Creek is subject to unused fees in an amount equal to the sum of (i) 3.30% per annum on the average daily unborrowed portion of the facility amount up to 85% of the facility amount, or the Green Creek Minimum Utilization Amount, plus (ii) 0.50% per annum on the average daily unborrowed portion of the facility amount above the Green Creek Minimum Utilization Amount. Borrowings under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. As of December 31, 2020, total outstanding borrowings under the Green Creek Credit Facility were $418.7.

On March 11, 2020, Big Cedar Creek LLC, or Big Cedar Creek, a wholly-owned special-purpose financing subsidiary of COP, entered into a revolving credit facility, or the Big Cedar Creek Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, COP, as equityholder and servicer, and Wells Fargo, as collateral agent. The Big Cedar Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Big Cedar Creek Credit Facility are March 11, 2023 and March 11, 2025, respectively. Under the Big Cedar Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 1.85% to 2.55% per annum, and (ii) after the reinvestment period, 2.00% to 2.65% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Big Cedar Creek is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Big Cedar Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Big Cedar Creek, including its portfolio of assets. As of December 31, 2020, total outstanding borrowings under the Big Cedar Creek Credit Facility were $120.9.

COP was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and December 31, 2019.

During the year ended December 31, 2020, the Company sold investments with a cost of $585.4 for proceeds of $533.9 to COP and recognized a net realized gain (loss) of $(51.5) in connection with the transactions. As of December 31, 2020, $186.7 of these sales to COP are included in receivable for investments sold in the consolidated statements of assets and liabilities

As of December 31, 2020, COP had total investments with a fair value of $1,292.0. As of December 31, 2020, COP had zero investments on non-accrual status.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Total debt investments(1)	$1,190.3	$899.4
Weighted average current interest rate on debt investments(2)	9.1%	9.2%
Number of portfolio companies in COP	65	37
Largest investment in a single portfolio company(1)	$70.0	$69.3
Unfunded commitments(1)	$2.4	$—

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Credit Opportunities Partners, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—116.5%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$3.5	$2.9	$3.2
Alstom SA	(i)	Transportation	L+450	1.0%	8/29/21		6.1	5.2	5.1
Ammeraal Beltech Holding BV	(i)(j)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.5	5.8
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	6/16/25		$28.7	28.7	29.0
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.5%	6/16/25		£22.0	28.8	30.3
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	43.2	29.2	33.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.4	2.4
Aspect Software Inc	(e)	Software & Services	L+500	1.0%	1/15/24		$12.0	11.8	11.8
Bugaboo International BV	(e)(j)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25		€1.7	2.0	2.0
Cambium Learning Group Inc	(i)	Consumer Services	L+450	0.0%	12/18/25		$45.1	43.5	44.9
Charles Taylor PLC	(e)(j)	Diversified Financials	L+575	0.0%	1/24/27		£14.0	17.8	18.0
CSafe Global	(e)	Capital Goods	L+625	1.0%	12/23/27		$25.0	24.9	24.9
CSM Bakery Products	(i)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		7.8	7.5	7.7
Datatel Inc	(j)	Software & Services	L+375	0.8%	10/7/27		2.4	2.4	2.4
Diamond Resorts International Inc	(i)	Consumer Services	L+375	1.0%	9/2/23		11.8	11.6	11.2
Distribution International Inc	(i)	Retailing	L+575	1.0%	12/15/23		14.0	11.8	12.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Eacom Timber Corp	(e)(j)	Materials	L+650	1.0%	11/20/23	$2.4	$2.4	$2.4
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	7.7	7.7	7.7
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24	11.2	10.6	10.3
EIF Van Hook Holdings LLC	(i)	Energy	L+525	0.0%	9/5/24	6.9	6.6	4.4
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.5	2.5	2.1
FloWorks International LLC	(e)	Capital Goods	L+600	1.0%	10/14/26	25.0	24.7	24.7
Fox Head Inc	(e)(i)	Consumer Durables & Apparel	L+850	1.0%	10/31/21	20.2	20.1	19.4
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€0.2	0.2	0.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£0.3	0.4	0.5
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	€1.0	1.1	1.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	£0.4	0.4	0.5
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€51.4	56.0	63.6
KBP Investments LLC	(e)(j)	Food & Staples Retailing	L+500	1.0%	5/14/23	$14.8	14.8	14.8
LD Intermediate Holdings Inc	(j)	Software & Services	L+588	1.0%	12/9/22	29.7	25.7	29.6
Lexitas Inc	(e)	Commercial & Professional Services	L+600	1.0%	11/14/25	18.9	18.8	18.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	66.0	65.9	66.4
MedAssets Inc	(i)	Health Care Equipment & Services	L+450	1.0%	10/20/22	5.6	5.0	5.6
Monitronics International Inc	(i)(j)	Commercial & Professional Services	L+500	1.5%	7/3/24	33.5	30.1	33.2
Ontic Engineering & Manufacturing Inc	(j)	Capital Goods	L+475	0.0%	10/30/26	2.2	1.8	2.2
Parts Town LLC	(e)(i)	Retailing	L+550	1.0%	10/15/25	24.8	24.6	23.8
Premium Credit Ltd	(e)(j)	Diversified Financials	L+650	0.0%	1/16/26	£19.0	23.4	25.6
Qdoba Restaurant Corp	(i)	Consumer Services	L+700	1.0%	3/21/25	$1.9	1.7	1.8
Revere Superior Holdings Inc	(e)(i)	Software & Services	L+575	1.0%	9/30/26	20.0	20.0	20.0
RSC Insurance Brokerage Inc	(e)(i)	Insurance	L+550	1.0%	10/30/26	19.2	19.2	19.2

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Sequa Corp	(i)(j)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$33.2	$31.5	$33.4
Smart & Final Stores LLC	(i)(j)	Food & Staples Retailing	L+675	0.0%	6/20/25		25.0	23.7	25.3
Staples Canada	(e)(i)	Retailing	C+700	1.0%	9/12/24	C$	47.9	36.7	37.9
Syncsort Inc	(j)	Software & Services	L+600	1.0%	8/16/24		$10.6	8.7	10.6
Total Safety US Inc	(j)	Capital Goods	L+600	1.0%	8/16/25		7.7	6.4	7.4
Trace3 Inc	(e)(i)	Software & Services	L+675	1.0%	8/3/24		32.9	32.7	32.9
Transaction Services Group Ltd	(e)(i)	Software & Services	B+600	0.0%	10/15/26	A$	62.5	42.1	44.7
WireCo WorldGroup Inc	(i)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien								800.6	835.4

Unfunded Loan Commitments								(2.3)	(2.3)

Net Senior Secured Loans—First Lien								798.3	833.1

Senior Secured Loans—Second Lien—41.9%
Access CIG LLC	(j)	Commercial & Professional Services	L+775	0.0%	2/27/26		1.9	1.7	1.9
Ammeraal Beltech Holding BV	(e)(i)	Capital Goods	L+800	1.0%	9/12/26		52.3	50.8	50.3
BCA Marketplace PLC	(e)(i)	Retailing	L+825	0.0%	11/22/27		£29.9	38.7	40.2
EaglePicher Technologies LLC	(j)	Capital Goods	L+725	0.0%	3/8/26		$0.4	0.4	0.4
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		7.5	5.9	7.6
Misys Ltd	(i)(j)	Software & Services	L+725	1.0%	6/13/25		35.0	33.3	35.2
New Arclin US Holding Corp	(j)	Materials	L+875	1.0%	2/14/25		0.3	0.2	0.3
OPE Inmar Acquisition Inc	(i)	Software & Services	L+800	1.0%	5/1/25		9.6	7.4	7.1
Paradigm Acquisition Corp	(i)	Health Care Equipment & Services	L+750	0.0%	10/26/26		0.4	0.3	0.3
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	41.3	43.9
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	16.8
Sequa Corp	(i)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24		19.7	16.8	17.2
Transplace	(i)	Transportation	L+875	1.0%	10/6/25		3.3	2.5	3.1

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€64.6	$70.0	$75.5

Total Senior Secured Loans—Second Lien							287.0	299.8

Other Senior Secured Debt—1.7%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	$15.0	15.3	12.4

Total Other Senior Secured Debt							15.3	12.4

Subordinated Debt—0.0%
Cornerstone (Ply Gem Holdings Inc)	(i)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2

Total Subordinated Debt							0.2	0.2

Asset Based Finance—12.6%
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(j)	Insurance	L+750	1.5%	2/27/25	$7.1	7.2	7.2
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(i)(j)	Insurance	9.0%		7/23/21	$56.9	55.8	57
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	4.5	3.8
Pretium Partners LLC P1, Structured Mezzanine	(e)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.9	6.9	6.9
Pretium Partners LLC P2, Structured Mezzanine	(e)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.2	15.3	15.3

Total Asset Based Finance							89.7	90.2

Equity/Other—7.9%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(k)	Energy				0.0	3.6	3.0

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(k)	Energy				€115.2	$30.5	$25.6
SSC (Lux) Limited S.a r.l., Common Stock	(e)(h)(i)	Health Care Equipment & Services				0.3	8.1	11.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(e)(h)(i)	Software & Services				0.6	7.1	6.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				0.6	6.5	9.7
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	0.1	0.2	0.2

Total Equity/Other							56.0	56.3

TOTAL INVESTMENTS—180.6%							$1,246.5	$1,292.0

DERIVATIVE INSTRUMENTS—(3.3%)
Foreign currency forward contracts								$(23.7)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.24%, the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.06%, and the Canadian Dollar Offer Rate, or CDOR or “C”, was 0.48%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Not used.

(h)	Security is non-income producing.

(i)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Staples Canada	(e)	Retailing	L+700	1.0%	9/12/24	C$	49.0	$37.8	$38.7
Trace3 Inc	(e)	Software & Services	L+675	1.0%	8/3/24		$34.3	34.0	34.0
Transaction Services Group Ltd	(e)	Consumer Services	L+600		10/15/26	A$	62.5	42.0	43.0
Vertiv Group Corp		Technology Hardware & Equipment	L+400	1.0%	11/30/23		$13.7	13.7	13.7
Vivint Inc		Commercial & Professional Services	L+500		4/1/24		18.4	18.3	18.4

Total Senior Secured Loans—First Lien								543.9	547.0

Senior Secured Loans—Second Lien—41.8%
Ammeraal Beltech Holding BV	(e)	Capital Goods	L+800		7/27/26		52.3	50.5	50.5
BCA Marketplace PLC	(e)	Retailing	L+825		9/24/27		£29.9	38.6	39.2
Electronics For Imaging Inc		Technology Hardware & Equipment	L+900		7/23/27		$3.9	3.7	3.7
LBM Borrower, LLC		Capital Goods	L+925	1.0%	8/20/23		10.0	9.9	9.9
Misys Ltd		Software & Services	L+725	1.0%	6/13/25		4.7	4.6	4.6
Pure Fishing Inc	(e)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	40.4	40.4
Rise Baking Company	(e)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	17.7
Sequa Corp		Materials	L+900	1.0%	4/28/22		7.5	7.4	7.4
Wittur Holding GmbH	(e)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27		€64.3	69.3	70.0

Total Senior Secured Loans—Second Lien								242.1	243.4

Other Senior Secured Debt—4.1%
Velvet Energy Ltd	(e)	Energy	9.0%		10/5/23		$15.0	15.3	15.3
Vivint Inc		Commercial & Professional Services	7.9%		12/1/22		3.9	3.9	4.0
Vivint Inc		Commercial & Professional Services	7.6%		9/1/23		5.0	4.4	4.7

Total Other Senior Secured Debt								23.6	24.0

Subordinated Debt—11.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp		Energy	10.0%		4/1/22		26.0	25.8	26.0

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Diamond Resorts International Inc		Consumer Services	10.8%		9/1/24	$3.0	$3.0	$3.2
GFL Environmental Inc		Commercial & Professional Services	8.5%		5/1/27	8.8	9.7	9.7
Vertiv Group Corp.		Technology Hardware & Equipment	9.3%		10/15/24	16.6	17.8	17.8
Vivint Inc		Commercial & Professional Services	8.8%		12/1/20	7.8	7.5	7.8

Total Subordinated Debt							63.8	64.5

Asset Based Finance—4.4%
NewStar Clarendon 2014-1A Class D	(e)	Diversified Financials			1/25/27	$12.1	4.9	4.8
Pretium Partners LLC P1, Structured Mezzanine	(e)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.8	6.8	6.8
Pretium Partners LLC P2, Structured Mezzanine	(e)	Real Estate	2.0%, 7.5%PIK (7.5% Max PIK)		5/29/25	$14.1	14.3	14.3

Total Asset Based Finance							26.0	25.9

Equity/Other—9.6%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)	Energy				13,556	3.6	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)	Energy				115,178,571	30.5	30.5
ATX Networks Corp, Common Stock	(e)	Technology Hardware & Equipment				72,635	0.1	0.1
SSC (Lux) Limited S.a r.l., Common Stock	(e)	Health Care Equipment & Services				261,364	8.1	8.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E-1	(e)	Software & Services				620,025	7.1	7.1

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)	Software & Services				563,932	$6.4	$6.4
Zeta Interactive Holdings Corp, Warrant	(e)	Software & Services			4/20/27	84,590	0.2	0.2

Total Equity/Other							56.0	56.0

TOTAL INVESTMENTS—164.9%							$955.4	$960.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors. See Note 8.

(e)	Investments classified as Level 3.

Below is selected balance sheet information for COP as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Selected Balance Sheet Information
Total investments, at fair value	$1,292.0	$960.8
Cash and other assets	207.1	98.7

Total assets	1,499.1	1,059.5

Debt	539.6	475.0
Other liabilities	244.1	1.7

Total liabilities	783.7	476.7

Members’ equity	$715.4	$582.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for COP for the year ended December 31, 2020 and period ended December 31, 2019:

	Year Ended December 31, 2020	Period Ended December 31, 2019
Selected Statement of Operations Information
Total investment income	$106.5	$3.4
Expenses
Interest expense	18.7	0.8
Administrative services	3.1	0.1
Custody and administrative fees	0.1	0.0
Other	0.5	0.2

Total expenses	22.4	1.1

Net investment income	84.1	2.3
Net realized and unrealized losses	30.0	5.5

Net increase in net assets resulting from operations	$114.1	$7.8

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2020 and 2019:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019
Interest Rate Swaps	Unrealized depreciation on interest rate swaps	$(48)	$(29)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	0	—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(1)

Total		$(49)	$(30)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2020, 2019 and 2018 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019	December 31, 2018
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(17)	$(1)	$—
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	—	—	—

Total		$(17)	$(1)	$—

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019	December 31, 2018
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$(19)	$(9)	$(2)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	0	(1)	—

Total		$(19)	$(10)	$(2)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2020 and 2019:

	As of December 31, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital LLC	—	—	—	—	—

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$22	$—	$—	$21	$1
ING Capital LLC	27	$—	—	27	—

Total	$49	$—	$—	$48	$1

	As of December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital LLC	0	—	—	—	0

Total	$0	$—	$—	$—	$0

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(14)	$—	$—	$14	$—
ING Capital LLC	(16)	—	—	15	(1)

Total	$(30)	$—	$—	$29	$(1)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

The average notional balance for interest rate swaps during the years ended December 31, 2020 and 2019 were $900 and $376, respectively.

See consolidated schedules of investments for the Company’s open interest rate swaps.

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

The average notional balance for foreign currency forward contracts during years ended December 31, 2020 and 2019 was $17 and $0, respectively.

See consolidated schedules of investments for the Company’s open foreign currency forward contracts.

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

As of December 31, 2020 and 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

	December 31, 2020		December 31, 2019
Valuation Inputs	Investments	Total Return Swap	Investments	Total Return Swap
Level 1—Price quotations in active markets	$—	$—	$7	$—
Level 2—Significant other observable inputs	452		1,594
Level 3—Significant unobservable inputs	6,890	—	6,480	(4)
Investments measured at net asset value(1)	626		510	—

Total	$7,968	$—	$8,591	$(4)

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had interest rate swaps and foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2020 and December 31, 2019.

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

The following is a reconciliation for the years ended December 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,905	$570	$95	$80	$485	$345	$6,480
Accretion of discount (amortization of premium)	9	1	0	0	0	1	11
Net realized gain (loss)	(467)	(229)	(62)	—	(1)	(34)	(793)
Net change in unrealized appreciation (depreciation)	115	125	—	(4)	(12)	(49)	175
Purchases	2,403	199	—	21	401	99	3,123
Paid-in-kind interest	10	3	4	9	29	12	67
Sales and redemptions	(2,033)	(22)	(27)	(3)	(111)	(46)	(2,242)
Net transfers in or out of Level 3	54	15	—	—	—	—	69

Fair value at end of period	$4,996	$662	$10	$103	$791	$328	$6,890

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(52)	$6	$(2)	$(4)	$(12)	$(69)	$(133)

	For the Year Ended December 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,828	$212	$95	$6	$48	$263	$3,452
Accretion of discount (amortization of premium)	4	—	1	—	—	1	6
Net realized gain (loss)	1	(12)	—	—	(1)	(8)	(20)
Net change in unrealized appreciation (depreciation)	(222)	(63)	(6)	(1)	(48)	33	(307)
Purchases	3,655	658	22	70	523	111	5,039
Paid-in-kind interest	4	3	1	5	3	7	23
Sales and redemptions	(1,422)	(228)	(18)	—	(40)	(62)	(1,770)
Net transfers in or out of Level 3(1)	57	—	—	—	—	—	57

Fair value at end of period	$4,905	$570	$95	$80	$485	$345	$6,480

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(288)	$(20)	$(2)	$(1)	$(50)	$(92)	$(453)

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2020 and 2019 of the total return swap for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31,
	2020	2019
Far value at beginning of period	$(4)	$—
Amortization of premium (accretion of discount)	—	—
Net realized gain (loss)	(2)	(1)
Net change in unrealized appreciation (depreciation)	4	2
Proceeds		—
Sales and repayments	2	1
Net transfers in or out of Level 3		(6)

Fair value at end of period	—	(4)

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to the total return swap still held at the reporting date	$—	$2

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2020 and 2019 were as follows:

Type of Investment	Fair Value at December 31, 2020(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,243	Discounted Cash Flow	Discount Rate	5.0% - 18.3% (8.4%)	Decrease
	593	Waterfall	EBITDA Multiple	0.0x - 12.7x (5.8x)	Increase
	832	Cost
Subordinated Debt	82	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	21	Cost
	0	Waterfall	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Asset Based Finance	313	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (8.9%)	Decrease
	308	Waterfall	EBITDA Multiple	1.0x - 12.0x (1.3x)	Increase
	128	Cost
	39	Other
	3	Indicative Dealer Quotes		31.3% - 31.3% (31.3%)	Increase
Equity/Other	276	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.3x)	Increase
	30	Other
	14	Option Pricing Model	Equity Illiquidity Discount	50.0% - 50.0% (50.0%)	Decrease
	5	Cost
	3	Discounted Cash Flow	Discount Rate	1.0% - 12.5% (11.8%)	Decrease

Total	$6,890

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)

For the assets and investments that have more than one valuation technique, the Company may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0 - 100%. Indicative dealer quotes obtained for valuation purposes are reviewed by the Company relative to other valuation techniques.

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

(3)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Note 9. Financing Arrangements

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2020 and 2019.

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)(3)	$1,498	(4)	$912	December 23, 2025
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	202		48	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)	1,090		160	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	June 28, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	114		86	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475		—	February 14, 2025

Total			$3,964		$1,421

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €128 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of C$107 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.78 as of December 31, 2020 to reflect total amount

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

outstanding in U.S. dollars. Australian dollar balance outstanding of A$151 has been converted to U.S. dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £118 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2020, neither party had provided notice of its intent to terminate the facility.

(7)	As of December 31, 2020, the fair value of the 4.250% notes was approximately $480. The valuation is considered a Level 2 valuation within the fair value hierarchy.

	As of December 31, 2019
Arrangement(2)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility	Revolving Credit Facility	L+2.00% - 2.25%(1)(3)	$1,516	(4)	$159	November 7, 2024
Germantown Credit Facility	Term Loan Credit Facility	L+2.50%(1)	300		—	December 15, 2020
Darby Creek Credit Facility	Revolving Credit Facility	L+1.95%(1)	215		35	February 26, 2024
Dunlap Credit Facility	Revolving Credit Facility	L+2.00%(1)	405		95	February 26, 2024
Jefferson Square Credit Facility	Revolving Credit Facility	L+2.50%(1)	370		30	July 15, 2022
Juniata River Credit Facility	Revolving Credit Facility	L+2.45%(1)	730		120	October 11, 2021
Burholme Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	100		—	June 27, 2020(5)
Broomall Prime Brokerage Facility	Prime Brokerage Facility	L+1.25%	38		12	September 26, 2020(6)
Ambler Credit Facility	Revolving Credit Facility	L+2.25%(1)	85		115	November 22, 2024
Meadowbrook Run Credit Facility	Revolving Credit Facility	L+2.25%(1)	50		250	November 22, 2024

Total			$3,809		$816

Center City Total Return Swap	Total Return Swap	L+1.55%	$—		$—	N/A(7)
Cheltenham Total Return Swap	Total Return Swap	L+1.60%	$94		$81	N/A(8)

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €232 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of C$151 has been converted to U.S. dollars at an exchange rate of C$1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$238 has been converted to U.S. dollars at an exchange rate of A$1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £112 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

(6)

The Broomall Prime Brokerage Facility generally was terminable upon 270 days’ notice by either party. As of December 31, 2019, neither party had provided notice of its intent to terminate the facility.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(7)

The TRS was terminable by Center City Funding or Citibank on or after September 30, 2019, in each case, in whole or in part upon prior written notice to the other party. Center City Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past September 30, 2019 nor terminated the TRS on that date. The parties terminated the TRS on June 30, 2020 after all assets underlying the TRS had been purchased and any remaining trades had been canceled. Center City Funding did not pay any termination fee as a result of the orderly winddown and ultimate termination of the TRS.

(8)

The TRS was terminable by Cheltenham Funding or Citibank on or after February 19, 2020, in each case, in whole or in part upon prior written notice to the other party. Cheltenham Funding and Citibank mutually agreed to an orderly winddown of the TRS through purchases of all of the assets underlying the TRS. Accordingly, the parties neither extended the optional termination date under the TRS past February 19, 2020 nor terminated the TRS on that date. The parties terminated the TRS on September 28, 2020 after all assets underlying the TRS had been purchased and any remaining trades had been canceled. Cheltenham Funding did not pay any termination fee as a result of the orderly winddown and ultimate termination of the TRS

For the years ended December 31, 2020, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2020			2019			2018
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense
Green Creek Credit Facility	$—	$—	$—	$24	$1	$25	$24	$1	$25
Germantown Credit Facility	8	0	8	1	—	1	—	—	—
Cooper River Credit Facility	—	—	—	3	1	4	7	0	7
Darby Creek Credit Facility	7	0	7	9	0	9	9	1	10
Dunlap Credit Facility	13	0	13	1	—	1	—	—	—
Jefferson Square Credit Facility	9	—	9	1	—	1	—	—	—
Juniata River Credit Facility	28	1	29	40	1	41	42	1	43
Senior Secured Revolving Credit Facility	31	2	33	23	1	24	5	0	5
Burholme Prime Brokerage Facility	0	—	0	0	0	—	—	—	—
Broomall Prime Brokerage Facility	1	—	1	0	0	—	—	—	—
Ambler Credit Facility	4	0	4	0	0	—	—	—	—
Meadowbrook Run Credit Facility	6	1	7	0	0	—	—	—	—
4.250% Notes due 2025	18	1	19	—	—	—	—	—	—
Wissahickon Creek Credit Facility	—	—	—	—	—	—	6	3	9
Dunning Creek Credit Facility	—	—	—	—	—	—	3	0	3
FSIC II Revolving Credit Facility	—	—	—	—	—	—	1	0	1

Total	$125	$5	$130	$102	$4	$106	$97	$6	$103

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $3,699 and 3.39%, respectively. As of December 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.89%.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and December 31, 2019.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated, the Senior Secured Revolving Credit Facility, with FSK (formerly known as FS Investment Corporation, as a borrower in its own right and as successor by merger to Corporate Capital Trust, Inc.) and, prior to the 2019 Merger, FSIC III, as borrowers, JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for FSK to succeed to all of the rights and obligations thereunder as the sole borrower upon the consummation of the 2021 Merger.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $4,025 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,013 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit available for the Company to borrow up to $2,410 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to FSK as an additional borrower, and the obligations of the borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $75.4, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility.

Availability under the Senior Secured Revolving Credit Facility will terminate on December 23, 2024, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on December 23, 2025. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.

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

Germantown Credit Facility

On July 10, 2019, Germantown Funding LLC, or Germantown Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a term loan credit facility, or as subsequently amended, the Germantown Credit Facility, with Goldman Sachs Bank USA, or Goldman Sachs, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral agent and collateral administrator. The Germantown Credit Facility provided for borrowings in U.S. dollars in an aggregate principal amount of $175.

On December 15, 2020, Germantown Funding repaid and terminated the Germantown Credit Facility.

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

Jefferson Square Credit Facility

On May 8, 2015, Jefferson Square Funding LLC, or Jefferson Square Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a credit facility, or as subsequently amended and restated, the Jefferson Square Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent and collateral administrator. The Jefferson Square Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $400 on a committed basis.

In connection with the Juniata River Second Amendment and Restatement, on September 11, 2020, Jefferson Square Funding repaid and terminated the Jefferson Square Credit Facility. Concurrently, Jefferson Square merged with and into Juniata River LLC, or Juniata River, a wholly-owned special-purpose financing subsidiary of the Company, with Juniata River as the surviving entity.

Juniata River Credit Facility

On November 14, 2014, Juniata River entered into a credit facility, or as subsequently amended and restated, the Juniata River Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent, collateral administrator, and securities intermediary. The Juniata River Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $1,250 on a committed basis and composed of a $400 tranche, or Tranche A, and an $850 tranche, or Tranche B. The end of the reinvestment period and the maturity date of Tranche A are January 11, 2022 and July 15, 2022, respectively, and the end of the reinvestment period and the maturity date of Tranche B are January 11, 2022 and April 11, 2023, respectively. At the end of the reinvestment period, any amounts borrowed under the Juniata River Credit Facility in excess of $550 will become due and payable. Borrowings under the Juniata River Credit Facility are subject to compliance with a borrowing base test.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under the Juniata River Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus (i) 2.50% per annum for Tranche A and (ii) 2.75% per annum for Tranche B. Interest is payable quarterly in arrears. During the reinvestment period, Juniata River is subject to unused fees, payable quarterly in arrears, in an amount equal to the sum of (i) the average daily unused commitment up to $440 charged at the interest rate that would have accrued during that quarter if that unused commitment had been borrowed in U.S. dollars plus (ii) 0.75% per annum of the average daily unused commitment above $440. In addition, Juniata River is subject to administration fees.

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

Burholme Funding may terminate the Burholme Prime Brokerage Facility upon 179 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 179 days’ notice prior to terminating or materially amending the Burholme Prime Brokerage Facility. The Burholme Prime Brokerage Facility will automatically terminate if BNP Paribas’ long- term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch IBCA, during the term of the Burholme Prime Brokerage Facility.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Broomall Prime Brokerage Facility

On February 10, 2017, Broomall Funding LLC, or Broomall Funding, a wholly-owned financing subsidiary of the Company, entered into a committed facility arrangement, or as subsequently amended, the Broomall Prime Brokerage Facility, with BNPP. The Broomall Prime Brokerage Facility provided for borrowings in U.S. dollars in an aggregate principal amount up to $50 on a committed basis.

On June 22, 2020, Broomall Funding repaid and terminated the Broomall Prime Brokerage Facility.

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under the Meadowbrook Run Credit Facility, borrowings bear interest at the rate of one-month LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.25% per annum, and after the reinvestment period, 2.75% per annum. Interest is payable quarterly in arrears. After the initial four-month ramp-up period and prior to the end of the reinvestment period, Meadowbrook Run is required to utilize a minimum of 70% of the committed facility amount, or the Minimum Utilization Amount. Any unborrowed amounts below the Minimum Utilization Amount accrue interest at a rate equal to the applicable margin in effect for such period. In addition, Meadowbrook Run is subject to (i) during the reinvestment period, a non-usage fee on the average daily unborrowed portion of the committed facility amount in excess of the Minimum Utilization Amount, equal to, during the ramp-up period, 0.25% per annum, and thereafter until the end of the reinvestment period, 0.50% per annum and (ii) administration fees.

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

Cheltenham Funding Total Return Swap

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

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the year ended December 31, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $(3) and net change unrealized appreciation (depreciation) on total return swap of $5 which are reflected in the Company’s consolidated statements of operations.

Center City Funding Total Return Swap

Effective June 30, 2020, the Company’s wholly-owned financing subsidiary, Center City Funding LLC, or Center City Funding, terminated its total return swap, or TRS, for a portfolio of primarily senior secured floating rate loans with Citibank, N.A., or Citibank. Center City Funding did not pay any termination fee as a result of the termination of the TRS.

For the year ended December 31, 2020, transactions in the TRS resulted in net realized gain (loss) on total return swap of $0 and net change unrealized appreciation (depreciation) on total return swap of $0 which are reflected in the Company’s consolidated statements of operations.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2020, the Company’s unfunded commitments consisted of the following:

Category/Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$16.5
All Systems Holding LLC	3.0
Apex Group Limited	3.0
Arrotex Australia Group Pty Ltd	2.4
Aspect Software Inc	3.3
CSafe Global	13.7
Eagle Family Foods Inc	8.1
Entertainment Benefits Group LLC	0.5
FloWorks International LLC	14.9
Heniff Transportation Systems LLC	5.6
Higginbotham Insurance Agency Inc	13.8
Individual FoodService	3.3
Individual FoodService	4.8
J S Held LLC	1.8
J S Held LLC	6.4
KBP Investments LLC	1.3
KBP Investments LLC	25.8

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category/Company(1)	Commitment Amount
Kellermeyer Bergensons Services LLC	32.9
Lexitas Inc	13.0
Lexitas Inc	2.9
Miami Beach Medical Group LLC	24.5
Monitronics International Inc	61.8
Motion Recruitment Partners LLC	34.6
Omnimax International Inc	18.1
P2 Energy Solutions Inc.	5.4
Production Resource Group LLC	23.0
Revere Superior Holdings Inc	2.3
RSC Insurance Brokerage Inc	3.6
RSC Insurance Brokerage Inc	29.5
Sungard Availability Services Capital Inc	1.7
Sweeping Corp of America Inc	7.9
Sweeping Corp of America Inc	4.0
Truck-Lite Co LLC	2.9
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	11.1
Callodine Commercial Finance LLC, 2L Term Loan B	28.2
Home Partners JV, Structured Mezzanine	11.7
Home Partners JV 2, Structured Mezzanine	15.9
Opendoor Labs Inc, 2L Term Loan	53.6

Total	$516.8

Unfunded equity/other commitments	$139.3

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2020, the Company’s debt commitments are comprised of $156.8 revolving credit facilities and $360.0 of delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(6.4). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of December 31, 2020, the Company also has an unfunded commitment to provide $284.4 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2020 and 2019.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2016	$1,984	2.47	—	N/A
2017	$2,184	2.31	—	N/A
2018	$1,890	2.36	—	N/A
2019	$3,809	2.31	—	N/A
2020	$3,964	2.08	—	N/A

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

(4)	Not applicable because senior securities are not registered for public trading on an exchange.

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:(1)
Net asset value, beginning of period	$29.44	$31.45	$34.93	$35.61	$33.47
Results of operations(2)
Net investment income	2.10	2.82	2.91	3.32	3.16
Net realized gain (loss) and unrealized appreciation (depreciation)	(4.30)	(1.69)	(3.37)	(0.98)	1.96

Net increase (decrease) in net assets resulting from operations	(2.20)	1.13	(0.46)	2.34	5.12

Stockholder distributions(3)
Distributions from net investment income	(2.30)	(3.02)	(3.02)	(3.02)	(2.94)
Distributions from net realized gain on investments	—	—	—	—	(0.08)

Net decrease in net assets resulting from stockholder distributions	(2.30)	(3.02)	(3.02)	(3.02)	(3.02)

Capital share transactions
Issuance of common stock(4)	—	—	—	—	—
Repurchases of common stock(5)	0.16	—	—	—	—
Deduction of deferred costs(6)	—	(0.12)	—	—	—

Net increase (decrease) in net assets resulting from capital share transactions	0.16	(0.12)	—	—	—

Net asset value, end of period	$25.10	$29.44	$31.45	$34.93	$35.57

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

	Year Ended December 31,
	2020	2019	2018	2017	2016
Shares outstanding, end of period	169,903,166	169,594,825	81,611,330	81,687,084	81,727,432

Total return based on net asset value(7)	(6.93)%	3.18%	(1.37)%	6.52%	15.29%

Total return based on market value(8)	22.53%	—	—	—	—

Ratio/Supplemental Data:
Net assets, end of period	$4,265	$4,996	$2,567	$2,853	$2,910

Ratio of net investment income to average net assets(9)	8.21%	9.07%	8.68%	9.32%	9.28%
Ratio of operating expenses and excise taxes to average net assets(9)	8.50%	8.46%	8.12%	9.10%	8.96%
Ratio of net operating expenses and excise taxes to average net assets(9)	8.50%	8.46%	7.99%	8.66%	8.51%
Portfolio turnover	38.92%	53.43%	43.12%	39.62%	31.77%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,964	$3,809	$1,890	$2,184	$1,984
Asset coverage per unit(10)	2.08	2.31	2.36	2.31	2.47

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

(6)

As a result of the purchase price allocation for the 2019 Mergers, the Company permanently wrote off approximately $18 of deferred costs and prepaid assets from FSIC III, FSIC IV and CCT II’s balance sheets. Refer to Note 13 for a discussion of the 2019 Mergers.

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

(8)

The total return based on market value for the year ended December 31, 2020 was calculated by taking change in the market price since the Company’s listing on June 17, 2020, including the impact of distributions reinvested in accordance with the Company’s new DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(9)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Ratio of subordinated income incentive fees to average net assets	2.03%	1.11%	0.91%	2.11%	2.27%
Ratio of interest expense to average net assets	2.97%	4.04%	3.78%	2.97%	2.57%
Ratio of excise taxes to average net assets	—	0.04%	0.09%	0.08%	0.07%

(10)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. Acquisitions of FSIC III, FSIC IV and CCT II

On December 18, 2019, the Company completed its acquisitions of FSIC III, FSIC IV and CCT II, pursuant the 2019 Merger Agreement. Pursuant to the 2019 Merger Agreement, (i) Merger Sub 1 merged with and into FSIC III, with FSIC III continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC III merged with and into the Company, with the Company continuing as the surviving company, (ii) Merger Sub 2 merged with and into CCT II, with CCT II continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, CCT II merged with and into the Company, with the Company continuing as the surviving company, and (iii) Merger Sub 3 merged with and into FSIC IV, with FSIC IV continuing as the surviving company and as a wholly-owned subsidiary of the Company, and, immediately thereafter, FSIC IV merged with and into the Company, with the Company continuing as the surviving company.

In accordance with the terms of the 2019 Merger Agreement, (i) each outstanding share of FSIC III common stock was converted into the right to receive 0.9804 shares of the Company’s common stock, (ii) each outstanding share of beneficial interest of CCT II was converted into the right to receive 1.1319 shares of the Company’s common stock and (iii) each outstanding share of FSIC IV common stock was converted into the right to receive 1.3634 shares of the Company’s common stock. These exchange ratios were determined based on the closing net asset value, or NAV, per share of $7.36, $7.22, $10.03 and $8.33 for the Company, FSIC III, FSIC IV and CCT II, respectively, as of December 16, 2019, to ensure that the NAV of shares investors will own in FSK II is equal to the NAV of the shares they held in each fund. As a result, the Company issued an aggregate of approximately 289,084,117 shares of its common stock to former FSIC III stockholders, 14,031,781 shares of its common stock to former CCT II shareholders and 43,668,803 shares of its common stock to former FSIC IV stockholders. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split.

The 2019 Mergers were accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the consideration paid by the Company in the 2019 Mergers was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

The 2019 Mergers were considered tax-free reorganizations. The Company has elected to carry forward the historical cost basis of the FSIC III, FSIC IV and CCT II investments, resulting in an additional $188 of unrealized depreciation on its investments, and $24 of unrealized depreciation on derivatives from FSIC III, FSIC IV and CCT II.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. Acquisitions of FSIC III, FSIC IV and CCT II (continued)

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the 2019 Mergers:

Common stock purchased	$2,549

Total purchase price	$2,549

Assets acquired:
Investments, at fair value	$4,425
Cash and cash equivalents	340
Other assets	113

Total other assets acquired	$4,878
Debt	2,133
Other liabilities assumed	196

Total purchase price	$2,549

The Company incurred $6 of professional fees and other costs associated with the 2019 Mergers. Such costs were capitalized by the Company and included in the purchase price of the 2019 Mergers. Subsequent to the 2019 Mergers, the investments were marked up to their fair value, while the deferred costs and prepaid assets ($(0.03) per share) were permanently written off.

The following table summarizes the balance sheets of FSIC III, FSIC IV and CCT II upon the closing of the 2019 Mergers.

	FSIC III	FSIC IV	CCT II
Cash	$274	$65	$1
Investments ($4,044, $378 and $191 at cost, respectively	3,865	372	188
Other assets	105	5	3

Total assets	$4,244	$442	$192
Debt	1,958	93	82
Other liabilities	160	29	7

Total liabilities	2,118	122	89

Net assets	2,126	320	103

Note 14. Pending Merger with FSK

On November 23, 2020, the Company entered into the 2020 Merger Agreement with FSK, Merger Sub, Inc., and the Advisor.

The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, FSKR will merge with and into FSK, with FSK continuing as the surviving company, or together with the First Merger, the 2021 Merger. The board of directors of each Fund has approved the 2021 Merger, with the participation throughout by, and the unanimous support of, its respective independent directors. The parties to the 2020 Merger Agreement intend the 2021 Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the 2021 Merger, each share of FSKR common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into a number of shares of FSK common stock equal to an exchange ratio to be determined in connection with the closing of the 2021 Merger, or the Exchange Ratio. The Exchange Ratio will equal the net asset value per

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 14. Pending Merger with FSK (continued)

share of FSKR common stock, respectively (determined no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger), divided by the net asset value per share of FSK common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger). Holders of FSKR common stock may receive fractional shares or cash in lieu of fractional shares, at the election of FSK.

The 2020 Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds and FS/KKR Advisor’s businesses during the period prior to the closing of the 2021 Merger. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The 2020 Merger Agreement provides that the board of directors of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to their respective stockholders, terminate the 2020 Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the 2020 Merger Agreement proposed by the other Fund).

Consummation of the 2021 Merger, which is currently anticipated to occur during the second or third quarter of 2021, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) the absence of certain legal impediments to the consummation of the 2021 Merger, (3) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of FSK, or the Proxy Statement, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the 2020 Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The 2020 Merger Agreement also contains certain termination rights in favor of each Fund including if the 2021 Merger is not completed on or before November 23, 2021 or if the requisite approvals of the applicable Fund’s stockholders are not obtained. The 2020 Merger Agreement also provides that, upon the termination of the 2020 Merger Agreement under certain circumstances, a third party may be required to pay FSKR a termination fee of approximately $90.8, or a third party may be required to pay FSK a termination fee of approximately $126.2.

FS KKR Capital Corp. II

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2020 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$196	$172	$168	$195
Operating expenses
Total operating expenses and excise taxes	95	82	93	102

Net investment income	101	90	75	93
Realized and unrealized gain (loss)	60	59	(53)	(801)

Net increase (decrease) in net assets resulting from operations	$161	$149	$22	$(708)

Per share information-basic and diluted
Net investment income	$0.59	$0.52	$0.44	$0.55

Net increase (decrease) in net assets resulting from operations	$0.95	$0.87	$0.13	$(4.17)

Weighted average shares outstanding	170,103,310	171,801,325	171,598,176	169,594,825

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$120	$108	$112	$120
Operating expenses
Total operating expenses and excise taxes	57	49	54	62

Net investment income	63	59	58	58
Realized and unrealized gain (loss)	(63)	(81)	(15)	13

Net increase (decrease) in net assets resulting from operations	$—	$(22)	$43	$71

Per share information-basic and diluted(1)
Net investment income	$0.67	$0.72	$0.72	$0.72

Net increase (decrease) in net assets resulting from operations	$—	$0.27	$0.53	$0.88

Weighted average shares outstanding	93,986,740	81,836,620	81,060,591	81,077,271

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

As discussed in Note 13, the Company completed the 2019 Mergers on December 18, 2019. As a result, the results of operations for the quarter ended December 31, 2019, are not comparable to the quarters ended September 30, June 30 and March 31, 2019. The sum of quarterly amounts does not necessarily equal amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2020, 79.8% of net investment income distributions qualified as interest related dividends for FSK II stockholders which are exempt from U.S. withholding tax applicable to non U.S. stockholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 71.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Articles of Amendment. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.5	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.6	Fifth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Second Amended and Restated Distribution Reinvestment Plan of the Company, effective as of June 17, 2020. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.3	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.5	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.3). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.6*	Description of Securities

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2020).

10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.16	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.17	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2020.)

10.18	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among FS KKR Capital Corp. and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.19	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.20	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.21	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.22	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.23	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.24	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.25	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.26	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.27	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.28	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.29	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.30	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.31	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.32	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.33	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.34	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.35	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.36	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.37	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.38	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.39	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.40	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.41	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.42	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.43	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.44	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.45	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.46	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.47	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.48	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.49	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.50	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.51	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and the Company, as servicer. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.52	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, the Company, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.53	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.54	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.55	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.56	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.57	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

FS KKR CAPITAL CORP. II

Date: March 1, 2021	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2021	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2021	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2021	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2021	/s/ BARBARA ADAMS
Barbara Adams Director

Date: March 1, 2021	/s/ TODD BUILIONE
Todd Builione Director

Date: March 1, 2021	/s/ BRIAN R. FORD
Brian R. Ford Director

Date: March 1, 2021	/s/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: March 1, 2021	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 1, 2021	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 1, 2021	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: March 1, 2021	/s/ OSAGIE IMASOGIE
Osagie Imasogie Director

Date: March 1, 2021	/s/ JAMES H. KROPP
James H. Kropp Director

Date: March 1, 2021	/s/ ELIZABETH SANDLER
Elizabeth Sandler Director