Form 10-Q
period 2021-03-31
FS KKR Capital Corp. II
filed 2021-05-10
CIK 1525759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	FSKR	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 169,903,166 shares of the registrant’s common stock outstanding as of May 7, 2021

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS KKR Capital Corp. II

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,481 and $6,932 respectively)	$6,344	$6,763
Non-controlled/affiliated investments (amortized cost—$319 and $407, respectively)	272	310
Controlled/affiliated investments (amortized cost—$977 and $887, respectively)	968	895

Total investments, at fair value (amortized cost—$7,777 and $8,226, respectively)	7,584	7,968
Cash	252	160
Foreign currency, at fair value (cost—$6 and $7, respectively)	6	8
Collateral held at broker for open interest rate swap contracts	42	48
Receivable for investments sold and repaid	3	235
Income receivable	67	83
Deferred financing costs	16	17
Unrealized appreciation on foreign currency forward contracts	0	—
Prepaid expenses and other assets	3	3

Total assets	$7,973	$8,522

Liabilities
Payable for investments purchased	$—	$68
Debt (net of deferred financing costs of $0 and $0, respectively)(1)	3,447	3,960
Stockholder distributions payable	93	93
Management fees payable	31	30
Subordinated income incentive fees payable(2)	24	25
Administrative services expense payable	3	1
Interest payable	15	21
Unrealized depreciation on foreign currency forward contracts	0	1
Unrealized depreciation on interest rate swaps	40	48
Other accrued expenses and liabilities	16	10

Total liabilities	3,669	4,257

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 169,903,166 and 169,903,166 shares issued and outstanding, respectively	0	0
Capital in excess of par value	5,766	5,766
Retained earnings (accumulated deficit)(4)	(1,462)	(1,501)

Total stockholders’ equity	4,304	4,265

Total liabilities and stockholders’ equity	$7,973	$8,522

Net asset value per share of common stock at period end	$25.33	$25.10

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$124	$145
Paid-in-kind interest income	10	11
Fee income	16	15
Dividend income	5	2
From non-controlled/affiliated investments:
Interest income	2	3
Paid-in-kind interest income	4	3
From controlled/affiliated investments:
Interest income	4	3
Paid-in-kind interest income	3	—
Fee income	1	—
Dividend income	18	13

Total investment income	187	195

Operating expenses
Management fees	31	33
Subordinated income incentive fees(1)	24	23
Administrative services expenses	2	2
Stock transfer agent fees	—	1
Accounting and administrative fees	1	1
Interest expense(2)	29	40
Other general and administrative expenses	3	2

Net expenses	90	102

Net investment income	97	93

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(17)	(217)
Non-controlled/affiliated investments	(20)	0
Controlled/affiliated investments	0	—
Net realized gain (loss) on total return swap	—	(2)
Net realized gain (loss) on interest rate swaps	(6)	(2)
Net realized gain (loss) on foreign currency	(1)	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	35	(429)
Non-controlled/affiliated investments	47	(96)
Controlled/affiliated investments	(17)	(80)
Net change in unrealized appreciation (depreciation) on total return swap	—	3
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	2
Net change in unrealized appreciation (depreciation) on interest rate swaps	8	(30)
Net change in unrealized gain (loss) on foreign currency	5	49

Total net realized and unrealized gain (loss) on investments	35	(801)

Net increase (decrease) in net assets resulting from operations	$132	$(708)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.78	$(4.17)

Weighted average shares outstanding(3)	169,903,166	169,594,825

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

(3)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 10, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended March 31,
	2021	2020
Operations
Net investment income	$97	$93
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(44)	(220)
Net change in unrealized appreciation (depreciation) on investments and interest rate swaps(1)	74	(630)
Net change in unrealized gain (loss) on foreign currency	5	49

Net increase (decrease) in net assets resulting from operations	132	(708)

Stockholder distributions(2)
Distributions to stockholders	(93)	(102)

Net decrease in net assets resulting from stockholder distributions	(93)	(102)

Capital share transactions(3)
Reinvestment of stockholder distributions	—	—
Repurchases of common stock	—	—

Net increase (decrease) in net assets resulting from capital share transactions	—	—

Total increase (decrease) in net assets	39	(810)
Net assets at beginning of period	4,265	4,996

Net assets at end of period	$4,304	$4,186

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$132	$(708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(719)	(1,317)
Paid-in-kind interest	(15)	(18)
Proceeds from sales and repayments of investments	1,153	1,643
Net realized (gain) loss on investments	37	217
Net change in unrealized (appreciation) depreciation on investments	(65)	605
Net change in unrealized (appreciation) depreciation on total return swap(1)	—	(3)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	(2)
Net change in unrealized (appreciation) depreciation on interest rate swaps	(8)	30
Accretion of discount	(7)	(5)
Amortization of deferred financing costs and discount	1	1
Unrealized (gain) loss on borrowings in foreign currency	(2)	(49)
(Increase) decrease in collateral held at broker for open swap contracts	6	(15)
(Increase) decrease in due from counterparty	—	41
(Increase) decrease in receivable for investments sold and repaid	232	(298)
(Increase) decrease in income receivable	16	(4)
Increase (decrease) in payable for investments purchased	(68)	77
Increase (decrease) in management fees payable	1	(2)
Increase (decrease) in subordinated income incentive fees payable	(1)	12
Increase (decrease) in administrative services expense payable	2	—
Increase (decrease) in interest payable	(6)	(5)
Increase (decrease) in other accrued expenses and liabilities	6	(6)

Net cash provided by (used in) operating activities	694	194

Cash flows from financing activities
Repurchases of common stock	—	—
Stockholder distributions	(93)	—
Borrowings under financing arrangements(1)	475	1,108
Repayments of financing arrangements(1)	(986)	(1,232)
Deferred financing costs and discount paid	—	(5)

Net cash provided by financing activities	(604)	(129)

Total increase (decrease) in cash	90	65
Cash and foreign currency at beginning of period	168	167

Cash and foreign currency at end of period	$258	$232

Supplemental disclosure
Non-cash purchase of investments	$(43)	$(69)

Non-cash sale of investments	$43	$69

Distributions reinvested	$—	$—

Local and excise taxes paid	$0	$2

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2021 and 2020, the Company paid $33 and $44 respectively, in interest expense on the credit facilities.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien —115.4%
5 Arch Income Fund 2 LLC	(m)(o)(p)(r)	Diversified Financials	9.0%		11/18/23		$92.6	$92.6	$68.8
5 Arch Income Fund 2 LLC	(m)(n)(o)(p)	Diversified Financials	9.0%		11/18/23		16.5	16.5	12.3
Accuride Corp	(i)(j)(s)	Capital Goods	L+525	1.0%	11/17/23		12.5	11.0	11.8
Acproducts Inc	(i)(k)(s)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		23.8	23.6	24.4
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+600, 0.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.6
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24		20.5	18.6	20.1
Apex Group Limited	(m)(n)	Diversified Financials	L+700	1.3%	6/15/23		4.6	4.5	4.6
Apex Group Limited	(f)(h)(i)(j)(l)(m)	Diversified Financials	L+700	1.3%	6/16/25		69.5	68.9	70.2
Apex Group Limited	(j)(m)	Diversified Financials	L+700	1.5%	6/16/25		£22.9	29.1	31.9
Arrotex Australia Group Pty Ltd	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	29.3	32.7
Arrotex Australia Group Pty Ltd	(m)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.4
Aspect Software Inc	(j)	Software & Services	8.0% PIK (8.0% Max PIK)		5/15/21		$0.2	0.0	0.2
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23		3.3	3.3	3.3
Aspect Software Inc	(i)(k)	Software & Services	L+500	1.0%	1/15/24		8.9	8.3	8.9
ATX Networks Corp	(j)(k)(m)	Technology Hardware & Equipment	L+625, 1.5% PIK (1.5% Max PIK)	1.0%	12/31/23		79.5	76.6	54.8
Belk Inc	(j)(s)	Retailing	L+750	1.0%	7/31/25		2.2	2.2	2.2
Belk Inc	(j)(o)(p)(s)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25		37.3	18.9	24.3
Berner Food & Beverage LLC	(j)	Food & Staples Retailing	L+875	1.0%	3/16/22		4.9	4.9	5.2
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		11.4	11.4	11.4
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		25.2	25.2	25.2
Borden Dairy Co	(j)(o)(p)(u)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		39.0	38.3	—
Caprock Midstream LLC	(j)(s)	Energy	L+475	0.0%	11/3/25		13.4	12.8	12.8
Charles Taylor PLC	(j)(m)	Diversified Financials	L+575	0.0%	1/24/27		£5.4	6.9	7.1
Cimarron Energy Inc	(j)	Energy	L+900	1.0%	12/31/22		$7.5	7.5	6.6
Constellis Holdings LLC	(j)(u)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(f)(h)(i)(j)(k)(l)	Capital Goods	L+625	1.0%	12/23/27		124.4	124.0	124.4
CSafe Global	(j)	Capital Goods	L+625	1.0%	12/23/27		4.1	4.1	4.1
CSafe Global	(n)	Capital Goods	L+625	1.0%	12/23/27		10.7	10.7	10.7
CSM Bakery Products	(i)(s)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		6.4	6.3	6.4
Dental Care Alliance Inc	(f)(h)(l)	Health Care Equipment & Services	L+625	0.8%	3/12/27		48.9	48.5	48.5
Dental Care Alliance Inc	(n)	Health Care Equipment & Services	L+625	0.8%	3/12/27		12.1	12.1	12.0
Eagle Family Foods Inc	(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		1.6	1.6	1.6
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		6.5	6.5	6.5
Eagle Family Foods Inc	(f)(h)(i)(k)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		43.5	43.3	43.5
Eagleclaw Midstream Ventures LLC	(j)(s)	Energy	L+425	1.0%	6/24/24		8.8	8.3	8.5
EIF Van Hook Holdings LLC	(j)(s)	Energy	L+525	0.0%	9/5/24		2.1	2.0	1.3
Empire Today LLC	(f)(h)(i)(j)(k)(l)	Retailing	L+650	1.0%	11/17/22		127.3	127.3	127.3
Entertainment Benefits Group LLC	(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		5.1	5.1	4.5
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		0.5	0.5	0.5
Entertainment Benefits Group LLC	(f)(h)(i)(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		32.5	32.2	28.8
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	12.0% PIK (12.0% MAX PIK)		11/27/23		12.3	11.2	0.8
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23		7.6	5.7	—
FloWorks International LLC	(j)	Capital Goods	L+650	1.0%	10/14/26		30.1	29.8	29.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FloWorks International LLC	(n)	Capital Goods	L+650	1.0%	10/14/26	$15.1	$14.9	$14.8
Foundation Consumer Brands LLC	(j)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	10/1/26	58.1	58.1	58.1
Foundation Consumer Brands LLC	(n)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	3.6	3.6	3.6
Frontline Technologies Group LLC	(j)	Software & Services	L+575	1.0%	9/18/23	5.3	5.2	5.3
Frontline Technologies Group LLC	(k)	Software & Services	L+575	1.0%	9/18/23	54.0	54.0	54.6
Greystone Equity Member Corp	(j)(m)	Diversified Financials	L+725	3.8%	4/1/26	164.3	164.3	163.0
Heniff Transportation Systems LLC	(j)	Transportation	L+575	1.0%	12/3/24	8.7	8.7	8.7
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	0.9	0.9	0.9
Heniff Transportation Systems LLC	(f)(h)(i)(j)	Transportation	L+575	1.0%	12/3/26	74.5	74.2	75.0
Heniff Transportation Systems LLC	(j)	Transportation	L+625	1.0%	12/3/26	10.6	10.6	10.6
Higginbotham Insurance Agency Inc	(j)	Insurance	L+575	0.8%	11/25/26	49.6	49.3	49.9
Higginbotham Insurance Agency Inc	(n)	Insurance	L+575	0.8%	11/25/26	14.0	13.9	14.0
HM Dunn Co Inc	(j)(o)(p)(v)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	63.9	44.4	15.9
HM Dunn Co Inc	(j)(v)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	6.5	6.5	4.3
HM Dunn Co Inc	(j)(v)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	12.5	12.4	8.4
Hudson Technologies Co	(j)(m)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	51.9	51.7	42.9
Individual FoodService	(j)	Capital Goods	L+625	1.0%	11/22/24	0.8	0.8	0.8
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/24	3.5	3.5	3.5
Individual FoodService	(j)(k)	Capital Goods	L+625	1.0%	11/22/25	64.3	64.3	64.6
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/25	4.3	4.3	4.4
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€51.8	55.6	62.3
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	9.5	10.9	11.4
Industry City TI Lessor LP	(j)(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$9.4	9.4	10.3
J S Held LLC	(f)(j)(k)	Insurance	L+600	1.0%	7/1/25	83.8	83.4	84.7
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	31.8	31.5	32.1
J S Held LLC	(j)	Insurance	L+600	1.0%	7/1/25	3.1	3.1	3.1
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	4.7	4.7	4.7
Jarrow Formulas Inc	(f)(h)(i)(j)(k)(l)	Household & Personal Products	L+625	1.0%	11/30/26	133.2	131.6	133.3
Jo-Ann Stores Inc	(j)(s)	Retailing	L+500	1.0%	10/20/23	3.6	2.8	3.6
Karman Space Inc	(j)	Capital Goods	L+650	1.0%	12/21/25	39.2	38.5	38.5
Karman Space Inc	(n)	Capital Goods	L+650	1.0%	12/21/25	2.9	2.8	2.8
KBP Investments LLC	(j)	Food & Staples Retailing	L+500	1.0%	5/14/23	9.0	8.9	9.0
KBP Investments LLC	(n)	Food & Staples Retailing	L+500	1.0%	5/14/23	27.4	27.1	27.4
Kellermeyer Bergensons Services LLC	(f)(h)(i)(j)(k)(l)	Commercial & Professional Services	L+650	1.0%	11/7/26	170.6	169.4	172.3
Kellermeyer Bergensons Services LLC	(n)	Commercial & Professional Services	L+650	1.0%	11/7/26	32.9	32.9	33.2
Lexitas Inc	(h)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/14/25	37.5	37.4	37.8
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	12.1	12.0	12.2
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.9	2.9	2.9
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	14.3	14.3	14.2
Lionbridge Technologies Inc	(f)(h)(k)(l)	Consumer Services	L+700	1.0%	12/29/25	71.7	71.4	71.7
Lipari Foods LLC	(f)(j)(k)	Food & Staples Retailing	L+588	1.0%	1/6/25	171.2	170.2	172.9
MB2 Dental Solutions LLC	(h)(i)(j)(l)	Health Care Equipment & Services	L+600	1.0%	1/29/27	119.7	118.5	118.5
MB2 Dental Solutions LLC	(n)	Health Care Equipment & Services	L+600	1.0%	1/29/27	36.7	36.3	36.3
Miami Beach Medical Group LLC	(h)(i)(j)(l)	Health Care Equipment & Services	L+650	1.0%	12/14/26	137.4	136.1	137.5
Miami Beach Medical Group LLC	(n)	Health Care Equipment & Services	L+650	1.0%	12/14/26	24.5	24.5	24.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Monitronics International Inc	(f)(j)(s)	Commercial & Professional Services	L+650	1.3%	3/29/24		$18.9	$18.1	$18.5
Monitronics International Inc	(f)(s)	Commercial & Professional Services	L+500	1.5%	7/3/24		1.9	1.9	1.9
Monitronics International Inc	(j)	Commercial & Professional Services	L+500	1.5%	7/3/24		12.6	12.6	11.9
Monitronics International Inc	(n)	Commercial & Professional Services	L+500	1.5%	7/3/24		57.4	57.4	54.3
Motion Recruitment Partners LLC	(j)(l)	Commercial & Professional Services	L+650	1.0%	12/19/25		46.0	45.6	43.8
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+650	1.0%	12/19/25		32.0	32.0	30.5
NCI Inc	(j)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24		4.3	4.2	3.7
Omnimax International Inc	(h)(i)(j)	Capital Goods	L+725	1.0%	10/8/26		133.6	132.1	135.6
One Call Care Management Inc	(j)(s)(u)	Health Care Equipment & Services	L+525	1.0%	11/27/22		2.9	2.6	2.9
P2 Energy Solutions Inc.	(j)	Software & Services	L+675	1.0%	1/31/25		2.7	2.7	2.6
P2 Energy Solutions Inc.	(n)	Software & Services	L+675	1.0%	1/31/25		5.4	5.4	5.2
P2 Energy Solutions Inc.	(f)(h)(k)(l)	Software & Services	L+675	1.0%	2/2/26		134.7	133.3	128.6
Peak 10 Holding Corp	(j)(s)	Telecommunication Services	L+350	0.0%	8/1/24		20.2	18.3	18.9
Peraton Corp	(j)(s)	Capital Goods	L+375	0.8%	2/1/28		1.6	1.6	1.7
Peraton Corp	(n)(s)	Capital Goods	L+375	0.8%	2/1/28		2.9	2.9	2.9
Polyconcept North America Inc	(j)(s)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		0.5	0.5	0.4
Premium Credit Ltd	(j)(m)	Diversified Financials	L+650	0.0%	1/16/26		£39.6	50.7	54.7
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24		$123.9	123.9	123.9
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		0.1	0.0	0.1
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		59.7	59.7	59.7
Project Marron	(f)(j)(m)	Consumer Services	C+575	0.0%	7/2/25	C$	28.7	21.9	21.5
Project Marron	(j)(m)	Consumer Services	B+575	0.0%	7/3/25	A$	36.5	24.2	26.0
Propulsion Acquisition LLC	(f)(i)(j)(k)(l)	Capital Goods	L+700	1.0%	7/13/24		$61.0	60.4	62.0
PSKW LLC	(i)(k)(l)	Health Care Equipment & Services	L+625	1.0%	3/9/26		160.1	158.4	161.7
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(k)	Health Care Equipment & Services	L+675	0.0%	9/2/24		96.7	96.2	93.9
Revere Superior Holdings Inc	(j)	Software & Services	L+575	1.0%	9/30/26		10.3	10.3	10.5
Revere Superior Holdings Inc	(n)	Software & Services	L+575	1.0%	9/30/26		2.3	2.3	2.3
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	9/30/26		4.6	4.5	4.6
RSC Insurance Brokerage Inc	(f)(h)(i)(j)(k)	Insurance	L+550	1.0%	10/30/26		120.0	119.4	121.1
RSC Insurance Brokerage Inc	(j)	Insurance	L+550	1.0%	10/30/26		15.3	15.3	15.4
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	10/30/26		25.0	25.0	25.3
Safe-Guard Products International LLC	(f)(k)(l)	Diversified Financials	L+575	0.0%	1/27/27		67.9	67.3	68.6
Savers Inc	(f)(j)(k)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		75.8	76.0	78.4
Savers Inc	(f)(j)(m)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	107.0	81.8	88.0
Sequa Corp	(j)(s)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$4.7	4.4	4.7
Sequa Corp	(j)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.1	17.2
Sequel Youth & Family Services LLC	(j)(o)(p)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.4	15.4	6.0
Sequel Youth & Family Services LLC	(j)(o)(p)	Health Care Equipment & Services	L+800	1.0%	9/1/23		90.0	90.0	35.2
Sequential Brands Group Inc.	(h)(i)(j)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		211.8	209.4	173.9
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.2	7.1	6.7
Sorenson Communications LLC	(f)(h)(j)(l)(s)	Telecommunication Services	L+550	0.8%	3/17/26		46.8	46.3	46.9
Spins LLC	(k)(l)	Software & Services	L+575	1.0%	1/20/27		42.7	42.3	42.3
Spins LLC	(n)	Software & Services	L+575	1.0%	1/20/27		5.6	5.6	5.6
Sungard Availability Services Capital Inc	(j)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		3.1	3.2	3.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sungard Availability Services Capital Inc	(n)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		$1.6	$1.7	$1.7
Sweeping Corp of America Inc	(j)	Commercial & Professional Services	L+575	1.0%	11/30/26		31.4	31.1	31.4
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		8.0	7.9	8.0
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		4.0	4.0	4.0
Swift Worldwide Resources Holdco Ltd	(h)(j)(l)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	2.5%	7/20/21		38.5	38.5	38.5
Tangoe LLC	(f)(j)(k)	Software & Services	L+650	1.0%	11/28/25		101.9	101.2	87.8
Torrid Inc	(f)(h)(i)(j)	Retailing	L+675	1.0%	12/16/24		32.7	32.4	33.0
Total Safety US Inc	(f)(s)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	1.0
Trace3 Inc	(f)(h)(i)(j)(k)	Software & Services	L+675	1.0%	8/3/24		162.9	162.9	162.9
Transaction Services Group Ltd	(j)(m)	Software & Services	B+600	0.0%	10/15/26	A$	72.7	48.3	53.3
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		$20.1	20.1	19.4
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		£7.7	9.8	10.3
Truck-Lite Co LLC	(j)	Capital Goods	L+625	1.0%	12/13/24		$6.8	6.8	6.8
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24		6.8	6.8	6.8
Truck-Lite Co LLC	(f)(h)(j)(k)	Capital Goods	L+625	1.0%	12/13/26		145.0	143.8	145.4
Virgin Pulse Inc	(f)(i)(k)	Software & Services	L+600	1.0%	5/22/25		157.4	156.6	157.4
Warren Resources Inc	(j)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		21.3	21.3	21.3
West Corp	(i)(s)	Software & Services	L+350	1.0%	10/10/24		2.9	2.6	2.8
West Corp	(k)(s)	Software & Services	L+400	1.0%	10/10/24		13.9	13.1	13.5
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	10/15/21		0.2	0.2	0.2
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	7/15/22		0.2	0.2	0.2
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	6/30/24		0.9	0.9	0.9
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	12/21/24		1.4	1.4	1.4

Total Senior Secured Loans—First Lien								5,612.3	5,409.5

Unfunded Loan Commitments								(441.9)	(441.9)

Net Senior Secured Loans—First Lien								5,170.4	4,967.6

Senior Secured Loans—Second Lien —16.7%
Advanced Lighting Technologies Inc	(j)	Materials	L+600	1.0%	3/16/27		3.3	3.3	3.3
Ammeraal Beltech Holding BV	(f)(j)(k)(m)	Capital Goods	L+800	1.0%	9/12/26		51.3	50.5	50.0
BCA Marketplace PLC	(j)(m)	Retailing	L+825	0.0%	11/22/27		£28.0	34.7	38.9
Byrider Finance LLC	(j)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		$36.0	36.0	36.0
Constellis Holdings LLC	(f)(j)(u)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	13.5	13.5
Datatel Inc	(j)	Software & Services	L+800	1.0%	10/9/28		125.5	124.0	126.4
Excelitas Technologies Corp	(i)(s)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		6.6	6.7	6.7
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24		6.9	5.0	—
Gruden Acquisition Inc	(k)(s)	Transportation	L+850	1.0%	8/18/23		25.0	24.6	24.6
Misys Ltd	(j)(m)(s)	Software & Services	L+725	1.0%	6/13/25		21.8	21.7	22.0
NEP Broadcasting LLC	(j)(s)	Media & Entertainment	L+700	0.0%	10/19/26		5.8	5.6	5.4
OEConnection LLC	(f)(k)	Software & Services	L+825	0.0%	9/25/27		42.9	42.6	43.4
Ontic Engineering & Manufacturing Inc	(f)(j)(l)	Capital Goods	L+850	0.0%	10/29/27		26.8	26.4	27.1
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25		15.0	15.0	14.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Paradigm Acquisition Corp	(i)(s)	Health Care Equipment & Services	L+750	0.0%	10/26/26	$1.4	$1.4	$1.4
Peraton Corp	(j)(k)	Capital Goods	L+800	1.0%	2/1/29	122.6	118.9	118.9
Polyconcept North America Inc	(j)	Household & Personal Products	11.0% PIK (11.0% Max PIK)	0.0%	2/16/24	0.2	0.2	0.2
Pretium Packaging LLC	(k)	Household & Personal Products	L+825	0.8%	11/6/28	10.6	10.4	10.8
Pure Fishing Inc	(f)(j)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	45.0
Rise Baking Company	(f)(i)(j)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	16.6
Savers Inc	(j)	Retailing	14.8% PIK (14.8% Max PIK)		3/28/24	16.2	17.2	16.8
Sequa Corp	(j)(s)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	2.4	2.4	2.2
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	6.0	5.6
Sorenson Communications LLC	(j)(k)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		3/17/26	3.2	3.2	3.2
Sungard Availability Services Capital Inc	(j)	Software & Services	L+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	12.3	12.3	12.3
Vantage Specialty Chemicals Inc	(j)(s)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(j)(s)	Capital Goods	L+900	1.0%	9/30/24	14.1	14.0	12.8
Wittur Holding GmbH	(j)(m)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.5	61.0	62.4

Total Senior Secured Loans—Second Lien							720.3	720.5

Other Senior Secured Debt —1.3%
Black Swan Energy Ltd	(j)(m)	Energy	9.0%		1/20/24	$4.0	4.0	4.0
JW Aluminum Co	(j)(k)(s)(u)	Materials	10.3%		6/1/26	37.2	37.3	39.4
TruckPro LLC	(j)(s)	Capital Goods	11.0%		10/15/24	6.4	6.1	7.0
Velvet Energy Ltd	(j)(m)	Energy	9.0%		10/5/23	7.5	7.5	6.7

Total Other Senior Secured Debt							54.9	57.1

Subordinated Debt —0.6%
ClubCorp Club Operations Inc	(j)(s)	Consumer Services	8.5%		9/15/25	22.8	22.2	21.6
Craftworks Rest & Breweries Group Inc	(j)(o)(p)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	6.2	6.1	—
Intelsat Jackson Holdings SA	(j)(m)(o)(p)(s)	Media & Entertainment	5.5%		8/1/23	3.7	3.5	2.3

Total Subordinated Debt							31.8	23.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Asset Based Finance —19.3%
801 5th Ave, Seattle, Private Equity	(j)(m)(o)(v)	Real Estate				4,025,308	$4.0	$9.3
801 5th Ave, Seattle, Structure Mezzanine	(j)(m)(v)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$26.1	26.1	26.1
Abacus JV, Private Equity	(j)(m)	Insurance				40,241,018	40.2	41.2
Accelerator Investments Aggregator LP, Private Equity	(j)(m)(o)	Diversified Financials				239,883	0.3	0.2
Altavair AirFinance, Private Equity	(j)(m)	Capital Goods				60,843,296	60.8	63.1
Australis Maritime, Common Stock	(j)(m)	Transportation				24,961,175	25.0	24.8
Avida Holding AB, Common Stock	(j)(m)(o)(u)	Diversified Financials				76,752,002	8.3	9.0
Byrider Finance LLC, Structured Mezzanine	(j)	Automobiles & Components	L+1,050	0.3%	6/3/28	$8.6	8.6	8.6
Byrider Finance LLC, Structured Mezzanine	(n)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Byrider Finance LLC, Sub Note	(j)(m)	Automobiles & Components	8.7%		2/17/25	$4.2	$4.0	$4.4
Callodine Commercial Finance LLC, 2L Term Loan A	(j)	Diversified Financials	L+900	1.0%	11/3/25	$87.6	87.6	86.6
Callodine Commercial Finance LLC, 2L Term Loan B	(n)	Diversified Financials	L+900	1.0%	11/3/25	$28.2	28.2	27.9
Capital Automotive LP, Private Equity	(j)(m)	Real Estate				11,663,733	11.7	12.0
Capital Automotive LP, Structured Mezzanine	(j)(m)	Real Estate	11.0%		12/22/28	$23.2	23.2	23.2
Global Jet Capital LLC, Preferred Stock	(g)(j)(o)	Commercial & Professional Services				$80,065,036	80.1	—
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.8	2.4	2.4
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$17.5	15.3	15.2
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.6	3.2	3.1
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$3.4	3.0	3.0
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$103.0	90.1	89.2
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.9	20.1	19.9
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.4	2.1	2.1
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$18.2	16.0	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.8	7.7	7.6
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.0	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$23.7	20.8	20.6
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$14.7	12.9	12.7
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$25.0	21.9	21.6
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				12,967,287	13.0	15.6
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				6,700,366	6.7	7.4
Home Partners JV, Common Stock	(j)(m)(o)	Real Estate				21,672,510	21.7	34.2
Home Partners JV, Private Equity	(j)(m)(o)(s)	Real Estate				706,596	0.7	—
Home Partners JV, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$50.4	50.4	50.4
Home Partners JV, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$9.0	9.0	9.0
Home Partners JV 2, Private Equity	(j)(m)(o)	Real Estate				203,250	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$0.5	0.5	0.5
Home Partners JV 2, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.9	15.9	15.9
Kilter Finance, Preferred Stock	(j)(m)(v)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			533,487	0.5	0.5
Kilter Finance, Private Equity	(j)(m)(o)(v)	Insurance				289,268	0.3	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(j)(m)(o)	Capital Goods				5,432,797	5.4	5.9
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.5	10.9
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	6.9
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
Music IP, Private Equity	(j)(m)	Media & Entertainment				17,933,030	17.9	17.9
NewStar Clarendon 2014-1A Class D	(j)(m)(o)	Diversified Financials			1/25/27	$8.3	4.3	2.2
Opendoor Labs Inc, 2L Term Loan	(j)(m)	Real Estate	10.0%		1/23/26	$26.8	26.8	26.8
Opendoor Labs Inc, 2L Term Loan	(m)(n)	Real Estate	10.0%		1/23/26	$53.6	53.5	53.6
Pretium Partners LLC P1, Structured Mezzanine	(j)(m)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.7	6.7
Pretium Partners LLC P2, Structured Mezzanine	(j)(m)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.3	15.3	15.5
Prime ST LLC, Private Equity	(j)(m)(o)(v)	Real Estate				3,575,777	3.6	3.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Number of Shares	Amortized Cost	Fair Value(d)
Prime ST LLC, Structured Mezzanine	(j)(m)(v)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$26.6	$26.6	$26.6
Sofi Lending Corp, Purchase Facility	(j)(m)	Diversified Financials				38,804,946	38.8	37.3
Toorak Capital Funding LLC, Membership Interest	(j)(m)(o)	Real Estate				N/A	5.4	6.6

Total Asset Based Finance							1,004.4	944.7

Unfunded Debt Commitments							(113.4)	(113.4)

Net Asset Based Finance							891.0	831.3

Credit Opportunities Partners, LLC —14.9%
Credit Opportunities Partners, LLC	(j)(m)(v)	Diversified Financials				590.6	590.6	638.8

Total Credit Opportunities Partners, LLC							590.6	638.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—8.0%(e)
Abaco Energy Technologies LLC, Common Stock	(j)(o)	Energy				3,055,556	$3.1	$0.4
Abaco Energy Technologies LLC, Preferred Stock	(j)(o)	Energy				12,734,481	0.6	2.6
Arena Energy LP, Warrants	(j)(o)	Energy				58,445,593	0.2	0.4
ASG Technologies, Common Stock	(j)(o)(u)	Software & Services				625,178	13.5	33.8
ASG Technologies, Warrant	(j)(o)(u)	Software & Services			6/27/22	314,110	8.9	10.1
Aspect Software Inc, Common Stock	(i)(j)(k)(o)	Software & Services				1,148,694	1.9	2.1
Aspect Software Inc, Warrant	(i)(j)(k)(o)	Software & Services			1/15/24	1,146,890	—	1.6
ATX Networks Corp, Common Stock	(j)(m)(o)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(j)(o)	Retailing				30,265	—	—
Borden (New Dairy Opco), Common Stock	(o)(q)(u)	Food, Beverage & Tobacco				6,700,200	5.8	4.9
Catalina Marketing Corp, Common Stock	(j)(o)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(j)(m)(o)	Media & Entertainment				2,023,714	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(o)(q)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(j)(o)	Energy				4,302,293	3.9	0.0
Cimarron Energy Inc, Participation Option	(j)(o)	Energy				25,000,000	1.3	0.2
Constellis Holdings LLC, Private Equity	(f)(j)(o)(u)	Capital Goods				849,702	18.9	15.7
Crossmark Holdings Inc, Warrant	(j)(o)	Commercial & Professional Services				8,358	—	—
CTI Foods Holding Co LLC, Common Stock	(j)(o)	Food, Beverage & Tobacco				56	0.0	0.0
Empire Today LLC, Common Stock	(j)(o)	Retailing				630	1.9	7.1
Envigo Laboratories Inc, Series A Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(j)(o)(u)	Food & Staples Retailing				103,091	3.3	—
Fox Head Inc, Common Stock	(g)(j)(o)	Consumer Durables & Apparel				10,000,000	10.0	2.3
Harvey Industries Inc, Common Stock	(j)(o)	Capital Goods				2,666,667	—	1.8
HM Dunn Co Inc, Preferred Stock, Series A	(j)(k)(o)(v)	Capital Goods				14,786	—	—

See notes to unaudited consolidated financial statements.

F S KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
HM Dunn Co Inc, Preferred Stock, Series B	(j)(k)(o)(v)	Capital Goods				14,786	$—	$—
JW Aluminum Co, Common Stock	(g)(j)(o)(u)	Materials				631	0.0	—
JW Aluminum Co, Preferred Stock	(g)(j)(u)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	68.5	64.7
Maverick Natural Resources LLC, Common Stock	(o)(q)	Energy				99,110	27.2	35.5
MB Precision Holdings LLC, Class A—2 Units	(o)(q)	Capital Goods				6,655,178	2.3	—
Miami Beach Medical Group LLC, Common Stock	(j)(o)	Health Care Equipment & Services				4,730,893	4.7	4.8
Misys Ltd, Preferred Stock	(j)(m)	Software & Services	L+1,025			2,841	2.8	2.8
One Call Care Management Inc, Common Stock	(j)(o)(u)	Health Care Equipment & Services				2,604,293,203	1.8	1.6
One Call Care Management Inc, Preferred Stock A	(j)(o)(u)	Health Care Equipment & Services				277,791	19.3	17.3
One Call Care Management Inc, Preferred Stock B	(j)(u)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.5
Polyconcept North America Inc, Class A—1 Units	(j)(o)	Household & Personal Products				624	0.1	0.0
Production Resource Group LLC, Preferred Stock, Series A PIK	(j)(o)(v)	Media & Entertainment			8/21/24	434,250	40.7	20.3
Production Resource Group LLC, Preferred Stock, Series B PIK	(j)(o)(v)	Media & Entertainment			8/21/24	140	0.0	—
Professional Plumbing Group Inc, Common Stock	(g)(o)	Materials				3,000,000	3.0	4.2
Quorum Health Corp, Trade Claim	(j)(o)	Health Care Equipment & Services				4,967,000	0.4	0.5
Quorum Health Corp, Trust Initial Funding Units	(j)(o)	Health Care Equipment & Services				85,805	0.1	0.1
Ridgeback Resources Inc, Common Stock	(g)(j)(m)(o)	Energy				1,644,464	10.1	7.8
Sequential Brands Group Inc., Common Stock	(g)(j)(o)	Consumer Durables & Apparel				13,352	7.2	—
Sorenson Communications LLC, Common Stock	(g)(j)(o)	Telecommunication Services				43,796	—	47.6
Sungard Availability Services Capital Inc, Common Stock	(j)(k)(o)	Software & Services				217,659	15.2	7.2
Swift Worldwide Resources Holdco Ltd, Common Stock	(j)(o)	Energy				1,250,000	2.0	1.5
Trace3 Inc, Common Stock	(j)(o)	Software & Services				42,486	0.4	3.4
Warren Resources Inc, Common Stock	(j)(o)(v)	Energy				3,370,272	15.8	8.2
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(j)(o)	Software & Services				1,051,348	8.4	11.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(j)(o)	Software & Services				956,233	8.4	16.5
Zeta Interactive Holdings Corp, Warrant	(j)(o)	Software & Services			4/20/27	143,435	—	0.4

Total Equity/Other							317.9	345.2

TOTAL INVESTMENTS—176.2%							$7,776.9	7,584.4

LIABILITIES IN EXCESS OF OTHER ASSETS —(76.2%)								(3,280.4)

NET ASSETS—100.0%								$4,304.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2021	Unrealized Appreciation (Depreciation)
CAD	6/7/2022	JP Morgan Chase Bank	CAD 3.3 Sold	$2.6	$2.6	$0.0
EUR	5/6/2022	JP Morgan Chase Bank	€1.7 Sold	2.1	2.1	0.0
EUR	8/8/2025	JP Morgan Chase Bank	€1.9 Sold	2.3	2.4	(0.1)
NOK	8/8/2025	JP Morgan Chase Bank	kr 11.4 Sold	1.2	1.3	0.1
SEK	8/8/2025	JP Morgan Chase Bank	kr 27.8 Sold	3.1	3.3	(0.2)

Total				$11.3	$11.7	$(0.4)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(13)	$(13)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(4)	(4)
ING Capital Markets	$250	3-Month LIBOR	2.59%	1/14/2024	—	(17)	(17)
ING Capital Markets	$250	3-Month LIBOR	2.62%	1/14/2022	—	(6)	(6)

					$—	$(40)	$(40)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.19%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, Candian Dollar Offer Rate, or CDOR was 0.44%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.09%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

As of March 31, 2021

(in millions, except share amounts)

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

(m)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2021, 72.1% of the Company’s total assets represented qualifying assets.

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Security is non-income producing.

(p)	Asset is on non-accrual status.

(q)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(t)	Not Used.

(u)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.4	$—	$(5.4)	$(2.0)	$2.0	$—	$—	$—	$—	$—
Borden Dairy Co	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco)	11.4	—	—	—	—	11.4	0.1	—	—	—
Borden (New Dairy Opco)	25.2	—	—	—	—	25.2	0.5	—	—	—
Constellis Holdings LLC	15.0	—	—	—	—	15.0	0.3	—	—	—
Fairway Group Holdings Corp	0.5	—	—	—	0.3	0.8	—	—	—	—
Fairway Group Holdings Corp	—	0.1	—	—	(0.1)	—	—	—	—	—
HM Dunn Co Inc(4)	13.3	—	(18.2)	—	4.9	—	—	—	—	—
HM Dunn Co Inc(4)	20.4	—	(44.4)	—	24.0	—	—	—	—	—
One Call Care Management Inc	2.8	—	—	—	0.1	2.9	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—Second Lien
Constellis Holdings LLC	$13.5	$—	$—	$—	$—	$13.5	$0.1	$0.3	$—	$—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.4)	(10.3)	10.7	—	—	—	—	—
JW Aluminum Co	39.5	—	—	—	(0.1)	39.4	1.0	—	—	—
Asset Based Finance
Avida Holding AB	8.9	—	—	—	0.1	9.0	—	—	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(7.5)	7.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	23.2	—	—	—	10.6	33.8	—	—	—	—
ASG Technologies, Warrant	4.8	—	—	—	5.3	10.1	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	—	—	0.1	4.9	—	—	—	—
Constellis Holdings LLC	21.2	—	—	—	(5.5)	15.7	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(4)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	76.7	3.3	—	—	(15.3)	64.7	0.1	3.1	—	—
One Call Care Management Inc, Common Stock	1.4	—	—	—	0.2	1.6	—	—	—	—
One Call Care Management Inc, Preferred Stock A	15.2	—	—	—	2.1	17.3	—	—	—	—
One Call Care Management Inc, Preferred Stock B	6.3	—	—	—	0.2	6.5	—	0.1	—	—

Total	$309.5	$3.4	$(68.4)	$(19.8)	$47.1	$271.8	$2.1	$3.5	$—	$—

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

(3)	Interest, PIK and fee income presented for the three months ended March 31, 2021.

(4)	The Company held this investment as of March 31, 2021 but it was deemed to “control” the portfolio company as of March 31, 2021. Transfers in or out have been presented at amortized cost.

(v)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2021:

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
HM Dunn Co Inc(4)	$—	$18.9	$—	$—	$(6.2)	$12.7	$0.6	$0.2	$—	$—
HM Dunn Co Inc(4)	—	44.4	(0.1)	—	(28.4)	15.9	—	—	—	—
Production Resource Group LLC	120.6	3.3	—	—	—	123.9	1.3	1.7	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	36.7	23.0	—	—	—	59.7	1.0	—	0.5	—
Warren Resources Inc	21.2	0.1	—	—	—	21.3	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	26.2	—	(0.1)	—	—	26.1	0.5	0.2	—	—
801 5th Ave, Seattle, Private Equity	9.2	—	—	—	0.1	9.3	—	—	—	—
Kilter Finance, Preferred Stock	0.3	0.2	—	—	—	0.5	—	—	—	—
Kilter Finance, Private Equity	0.3	—	—	—	—	0.3	—	—	—	—
Prime ST LLC, Structured Mezzanine	26.6	—	—	—	—	26.6	—	—	—	—
Prime ST LLC, Private Equity	4.5	—	—	—	(0.7)	3.8	0.4	0.4	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	626.0	—	—	—	12.8	638.8	—	—	—	17.5
Equity/Other
HM Dunn Co Inc(4)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc(4)	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	19.4	—	—	—	0.9	20.3	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Warren Resources Inc, Common Stock	3.4	—	—	—	4.8	8.2	—	—	—	—

Total	$894.5	$89.9	$(0.2)	$—	$(16.7)	$967.5	$3.8	$2.5	$0.5	$17.5

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

(3)	Interest, PIK, fee and dividend income presented for the three months ended March 31, 2021.

(4)

The Company held this investment as of December 31, 2020 but it was deemed to be an “affiliated person” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien —123.2%
5 Arch Income Fund 2 LLC	(m)(o)(p)(r)	Diversified Financials	9.0%		11/18/23		$97.0	$97.0	$86.1
5 Arch Income Fund 2 LLC	(m)(n)(o)(p)	Diversified Financials	9.0%		11/18/23		16.5	16.5	14.7
Accuride Corp	(i)(j)(s)	Capital Goods	L+525	1.0%	11/17/23		12.5	10.9	11.4
Acproducts Inc	(i)(k)(s)	Consumer Durables & Apparel	L+650	1.0%	8/18/25		24.0	23.8	24.7
Advanced Lighting Technologies Inc	(j)(o)(p)(u)	Materials	L+750	1.0%	10/4/22		8.9	7.4	5.4
All Systems Holding LLC	(f)(h)(i)(j)(k)	Commercial & Professional Services	L+625	1.0%	10/31/23		205.4	205.3	206.1
All Systems Holding LLC	(n)	Commercial & Professional Services	L+625	1.0%	10/31/23		3.0	3.0	3.0
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+600, 0.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.5	2.5
American Tire Distributors Inc	(j)(s)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24		16.2	14.3	15.5
Apex Group Limited	(j)(m)	Diversified Financials	L+700	1.3%	6/15/23		1.5	1.5	1.5
Apex Group Limited	(m)(n)	Diversified Financials	L+700	1.3%	6/15/23		3.0	3.0	3.0
Apex Group Limited	(f)(h)(i)(j)(l)(m)	Diversified Financials	L+700	1.3%	6/16/25		69.7	69.1	70.4
Apex Group Limited	(j)(m)	Diversified Financials	L+700	1.5%	6/16/25		£23.0	29.2	31.7
Arrotex Australia Group Pty Ltd	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	43.6	30.0	33.9
Arrotex Australia Group Pty Ltd	(m)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.4	2.4
Aspect Software Inc	(j)	Software & Services	8.0% PIK (8.0% Max PIK)		1/15/21		$0.2	—	0.2
Aspect Software Inc	(n)	Software & Services	L+500	1.0%	7/15/23		3.3	3.3	3.3
Aspect Software Inc	(i)(j)(k)	Software & Services	L+500	1.0%	1/15/24		9.0	8.3	8.9
ATX Networks Corp	(j)(k)(m)	Technology Hardware & Equipment	L+625, 1.5% PIK (1.5% Max PIK)	1.0%	12/31/23		80.4	77.7	58.9
Belk Inc	(j)(o)(p)(s)	Retailing	L+675	1.0%	7/31/25		49.3	40.6	17.7
Berner Food & Beverage LLC	(j)	Food & Staples Retailing	L+875	1.0%	3/16/22		5.0	4.9	5.2
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		11.4	11.4	11.4
Borden (New Dairy Opco)	(j)(u)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		25.2	25.2	25.2
Borden Dairy Co	(j)(o)(p)(u)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		39.0	38.3	—
Caprock Midstream LLC	(j)(s)	Energy	L+475	0.0%	11/3/25		13.4	12.8	12.1
Charles Taylor PLC	(j)(m)	Diversified Financials	L+575	0.0%	1/24/27		€5.4	6.9	6.9
Cimarron Energy Inc	(j)	Energy	L+900	1.0%	6/30/21		$7.5	7.5	6.8
Constellis Holdings LLC	(j)(u)	Capital Goods	L+750	1.0%	3/31/24		15.0	15.0	15.0
CSafe Global	(f)(h)(i)(j)(k)(l)	Capital Goods	L+625	1.0%	12/23/27		124.4	123.8	123.8
CSafe Global	(j)	Capital Goods	L+625	1.0%	12/23/27		1.2	1.2	1.2
CSafe Global	(n)	Capital Goods	L+625	1.0%	12/23/27		13.7	13.7	13.7
CSM Bakery Products	(i)(s)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		6.4	6.3	6.4
CTI Foods Holding Co LLC	(j)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24		—	—	—
Eagle Family Foods Inc	(n)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23		8.2	8.1	8.2
Eagle Family Foods Inc	(f)(h)(i)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		44.5	44.2	44.5
Eagleclaw Midstream Ventures LLC	(j)(s)	Energy	L+425	1.0%	6/24/24		8.8	8.3	8.2
EIF Van Hook Holdings LLC	(j)(s)	Energy	L+525	0.0%	9/5/24		2.1	2.1	1.4
Empire Today LLC	(f)(h)(i)(j)(k)(l)	Retailing	L+650	1.0%	11/17/22		127.3	127.3	128.5
Entertainment Benefits Group LLC	(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		5.0	5.0	4.2
Entertainment Benefits Group LLC	(n)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24		0.5	0.5	0.5
Entertainment Benefits Group LLC	(f)(h)(i)(j)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		32.3	32.0	27.2
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23		12.3	11.2	0.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	$7.6	$5.6	$—
FloWorks International LLC	(j)	Capital Goods	L+600	1.0%	10/14/26	15.1	15.0	14.9
FloWorks International LLC	(j)	Capital Goods	L+600	1.0%	10/14/26	15.1	14.9	15.0
FloWorks International LLC	(n)	Capital Goods	L+600	1.0%	10/14/26	15.1	14.9	15.0
Fox Head Inc	(i)(j)(k)	Consumer Durables & Apparel	L+850	1.0%	10/31/21	32.1	32.1	30.9
Frontline Technologies Group LLC	(j)(k)	Software & Services	L+575	1.0%	9/18/23	59.4	59.4	59.5
Greystone Equity Member Corp	(j)(m)	Diversified Financials	L+725	3.8%	4/1/26	164.3	164.2	163.0
Heniff Transportation Systems LLC	(j)	Transportation	L+575	1.0%	12/3/24	4.0	4.0	3.9
Heniff Transportation Systems LLC	(n)	Transportation	L+575	1.0%	12/3/24	5.6	5.6	5.5
Heniff Transportation Systems LLC	(f)(h)(i)(j)	Transportation	L+575	1.0%	12/3/26	74.7	74.4	74.2
Higginbotham Insurance Agency Inc	(j)	Insurance	L+575	0.8%	11/25/26	49.5	49.1	49.1
Higginbotham Insurance Agency Inc	(n)	Insurance	L+575	0.8%	11/25/26	13.9	13.8	13.8
HM Dunn Co Inc	(j)(o)(p)(u)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	62.4	44.4	20.4
HM Dunn Co Inc	(j)(u)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	18.3	18.3	13.4
Hudson Technologies Co	(j)(m)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	52.7	52.5	43.6
Individual FoodService	(j)	Capital Goods	L+625	1.0%	11/22/24	1.0	1.0	1.0
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/24	3.3	3.3	3.3
Individual FoodService	(k)	Capital Goods	L+625	1.0%	11/22/25	64.0	64.0	64.0
Individual FoodService	(n)	Capital Goods	L+625	1.0%	11/22/25	€4.8	4.8	4.8
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	51.8	55.5	64.2
Industria Chimica Emiliana Srl	(j)(m)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		9/27/26	$9.5	10.8	11.7
Industry City TI Lessor LP	(j)(k)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	9.6	9.6	10.5
J S Held LLC	(f)(j)(k)	Insurance	L+600	1.0%	7/1/25	82.6	82.1	83.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	1.8	1.8	1.8
J S Held LLC	(j)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(n)	Insurance	L+600	1.0%	7/1/25	6.4	6.4	6.4
Jarrow Formulas Inc	(f)(h)(i)(j)(k)(l)	Household & Personal Products	L+625	1.0%	11/30/26	134.1	132.4	132.4
Jo-Ann Stores Inc	(j)(s)	Retailing	L+500	1.0%	10/20/23	13.0	11.9	12.6
KBP Investments LLC	(j)	Food & Staples Retailing	L+550	1.0%	5/14/23	9.0	8.9	9.0
KBP Investments LLC	(n)	Food & Staples Retailing	L+550	1.0%	5/14/23	1.3	1.3	1.3
KBP Investments LLC	(n)	Food & Staples Retailing	L+550	1.0%	5/14/23	26.1	25.8	26.0
Kellermeyer Bergensons Services LLC	(f)(h)(i)(j)(k)(l)	Commercial & Professional Services	L+650	1.0%	11/7/26	171.0	169.8	172.7
Kellermeyer Bergensons Services LLC	(n)	Commercial & Professional Services	L+650	1.0%	11/7/26	32.9	32.9	33.2
Kodiak BP LLC	(f)(h)(i)(j)(k)(l)	Capital Goods	L+725	1.0%	12/1/24	231.9	231.9	234.2
Lexitas Inc	(h)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/14/25	36.6	36.4	36.5
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	13.1	13.0	13.1
Lexitas Inc	(n)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.9	2.9	2.9
Lionbridge Technologies Inc	(f)(h)(k)(l)	Consumer Services	L+625	1.0%	12/29/25	72.6	72.3	72.6
Lipari Foods LLC	(f)(j)(k)	Food & Staples Retailing	L+588	1.0%	1/6/25	171.2	170.1	172.2
Miami Beach Medical Group LLC	(n)	Health Care Equipment & Services	L+650	1.0%	12/14/26	24.5	24.5	24.4
Miami Beach Medical Group LLC	(h)(i)(j)(l)	Health Care Equipment & Services	L+650	1.0%	12/14/26	137.7	136.3	136.3
Monitronics International Inc	(f)(j)(s)	Commercial & Professional Services	L+650	1.3%	3/29/24	39.0	37.4	34.8
Monitronics International Inc	(f)(s)	Commercial & Professional Services	L+500	1.5%	7/3/24	1.9	1.9	1.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Monitronics International Inc	(j)	Commercial & Professional Services	L+500	1.5%	7/3/24		$8.2	$8.2	$7.6
Monitronics International Inc	(n)	Commercial & Professional Services	L+500	1.5%	7/3/24		61.8	61.8	57.0
Motion Recruitment Partners LLC	(j)(l)	Commercial & Professional Services	L+650	1.0%	12/19/25		43.5	43.1	39.1
Motion Recruitment Partners LLC	(n)	Commercial & Professional Services	L+650	1.0%	12/20/25		34.6	34.6	34.6
NCI Inc	(j)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24		4.3	4.2	3.0
Omnimax International Inc	(h)(i)(j)	Capital Goods	L+725	1.0%	10/8/26		104.4	102.9	102.8
Omnimax International Inc	(n)	Capital Goods	L+725	1.0%	10/8/26		18.1	18.1	17.9
One Call Care Management Inc	(j)(s)(u)	Health Care Equipment & Services	L+525	1.0%	11/27/22		2.9	2.6	2.8
P2 Energy Solutions Inc.	(j)	Software & Services	L+675	1.0%	1/31/25		2.7	2.7	2.6
P2 Energy Solutions Inc.	(n)	Software & Services	L+675	1.0%	1/31/25		5.4	5.4	5.2
P2 Energy Solutions Inc.	(f)(h)(k)(l)	Software & Services	L+675	1.0%	2/2/26		135.1	133.6	128.7
Peak 10 Holding Corp	(j)(s)	Telecommunication Services	L+350	0.0%	8/1/24		25.3	23.1	22.8
Polyconcept North America Inc	(j)(s)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		£0.5	0.5	0.4
Premium Credit Ltd	(j)(m)	Diversified Financials	L+650	0.0%	1/16/26		$39.6	50.7	53.4
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24		120.6	120.6	120.6
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		0.1	—	0.1
Production Resource Group LLC	(j)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		36.7	36.7	36.7
Production Resource Group LLC	(n)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	C$	23.0	23.0	23.0
Project Marron	(f)(j)(m)	Consumer Services	C+575	0.0%	7/2/25	A$	28.7	21.9	21.0
Project Marron	(j)(m)	Consumer Services	B+575	0.0%	7/3/25		$36.5	24.2	26.0
Propulsion Acquisition LLC	(f)(i)(j)(k)(l)	Capital Goods	L+700	1.0%	7/13/24		61.1	60.6	60.9
PSKW LLC	(i)(k)(l)	Health Care Equipment & Services	L+625	1.0%	3/9/26		160.5	158.7	160.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(k)	Health Care Equipment & Services	L+675	0.0%	9/2/24		97.0	96.4	93.3
Revere Superior Holdings Inc	(j)	Software & Services	L+575	1.0%	9/30/26		10.3	10.3	10.3
Revere Superior Holdings Inc	(n)	Software & Services	L+575	1.0%	9/30/26		2.3	2.3	2.3
Roadrunner Intermediate Acquisition Co LLC	(i)(k)(l)	Health Care Equipment & Services	L+675	1.0%	3/15/23		93.6	93.6	93.6
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	9/30/26		3.7	3.6	3.7
RSC Insurance Brokerage Inc	(f)(h)(i)(j)(k)	Insurance	L+550	1.0%	10/30/26		102.0	101.3	101.8
RSC Insurance Brokerage Inc	(n)	Insurance	L+550	1.0%	10/30/26		29.5	29.5	29.5
Safe-Guard Products International LLC	(f)(k)(l)	Diversified Financials	L+575	0.0%	1/27/27		70.1	69.5	69.9
Savers Inc	(f)(j)(k)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	54.2	53.8	53.6
Savers Inc	(f)(j)(m)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$75.3	55.6	59.3
Sequa Corp	(j)(s)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		4.7	4.4	4.7
Sequa Corp	(j)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.1	16.9
Sequel Youth & Family Services LLC	(f)(k)	Health Care Equipment & Services	L+700	1.0%	9/1/23		15.4	15.4	10.3
Sequel Youth & Family Services LLC	(f)(i)(k)	Health Care Equipment & Services	L+800	1.0%	9/1/23		90.0	90.0	60.4
Sequential Brands Group Inc.	(h)(i)(j)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		212.5	209.9	183.4
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.3	7.1	6.7
Sorenson Communications LLC	(f)(h)(j)(l)(s)	Telecommunication Services	L+650	0.0%	4/29/24		55.8	54.2	56.0
Sungard Availability Services Capital Inc	(j)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		3.0	3.2	3.2
Sungard Availability Services Capital Inc	(n)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		1.6	1.7	1.7
Sweeping Corp of America Inc	(j)	Commercial & Professional Services	L+575	1.0%	11/30/26		25.0	24.8	24.8
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		8.0	7.9	7.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(n)	Commercial & Professional Services	L+575	1.0%	11/30/26		$4.0	$4.0	$4.0
Swift Worldwide Resources Holdco Ltd	(h)(j)(l)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	7/20/21		38.2	38.2	38.2
Tangoe LLC	(f)(j)(k)	Software & Services	L+650	1.0%	11/28/25		102.1	101.3	94.4
Torrid Inc	(f)(h)(i)(j)	Retailing	L+675	1.0%	12/16/24		33.2	32.9	33.2
Total Safety US Inc	(f)(s)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	1.0
Trace3 Inc	(f)(h)(i)(j)(k)	Software & Services	L+675	1.0%	8/3/24	A$	162.9	162.9	162.9
Transaction Services Group Ltd	(j)(m)	Software & Services	B+600	0.0%	10/15/26		$72.7	48.3	52.0
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		£20.1	20.1	18.7
Transaction Services Group Ltd	(j)(m)	Software & Services	L+600	0.0%	10/15/26		$7.7	9.8	9.8
Truck-Lite Co LLC	(f)(h)(j)(k)	Capital Goods	L+625	1.0%	12/13/24		137.3	136.2	133.4
Truck-Lite Co LLC	(n)	Capital Goods	L+625	1.0%	12/13/24		2.9	2.9	2.8
Truck-Lite Co LLC	(j)	Capital Goods	L+625	1.0%	12/13/26		18.8	18.6	18.2
Virgin Pulse Inc	(f)(i)(k)	Software & Services	L+650	1.0%	5/22/25		157.8	156.9	157.8
Warren Resources Inc	(j)(u)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21		21.2	21.2	21.2
West Corp	(i)(s)	Software & Services	L+350	1.0%	10/10/24		2.9	2.6	2.8
West Corp	(k)(s)	Software & Services	L+400	1.0%	10/10/24		13.9	13.1	13.6
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	10/15/21		0.2	0.2	0.2
Wheels Up Partners LLC	(j)	Transportation	L+855	1.0%	7/15/22		0.3	0.3	0.3
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	6/30/24		0.9	0.9	0.9
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	11/1/24		0.4	0.4	0.4
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	12/21/24		0.8	0.8	0.8
Wheels Up Partners LLC	(j)	Transportation	L+710	1.0%	12/21/24		0.6	0.6	0.7
Zeta Interactive Holdings Corp	(f)(j)(k)(l)	Software & Services	L+750	1.0%	7/29/22		122.2	122.2	122.2

Total Senior Secured Loans—First Lien								5,853.2	5,652.8

Unfunded Loan Commitments								(396.3)	(396.3)

Net Senior Secured Loans—First Lien								5,456.9	5,256.5

Senior Secured Loans—Second Lien—17.9%
Ammeraal Beltech Holding BV	(f)(j)(k)(m)	Capital Goods	L+800	1.0%	9/12/26		51.3	50.5	49.3
athenahealth Inc	(f)(j)(k)	Health Care Equipment & Services	L+850	0.0%	2/11/27		129.2	128.1	130.5
BCA Marketplace PLC	(j)(m)	Retailing	L+825	0.0%	11/22/27		£30.2	37.3	40.5
Byrider Finance LLC	(j)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		$36.0	36.0	35.9
Constellis Holdings LLC	(f)(j)(u)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	13.5	13.5
Datatel Inc	(j)	Software & Services	L+800	1.0%	10/9/28		125.5	124.0	124.0
Excelitas Technologies Corp	(i)(s)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		6.6	6.7	6.7
Fairway Group Holdings Corp	(j)(o)(p)(u)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24		6.9	5.0	—
Gruden Acquisition Inc	(k)(s)	Transportation	L+850	1.0%	8/18/23		25.0	24.5	22.9
Misys Ltd	(j)(m)(s)(t)	Software & Services	L+725	1.0%	6/13/25		21.8	21.7	21.9
NEP Broadcasting LLC	(j)(s)	Media & Entertainment	L+700	0.0%	10/19/26		5.8	5.6	5.0
OEConnection LLC	(f)(k)	Software & Services	L+825	0.0%	9/25/27		42.9	42.6	42.6
Ontic Engineering & Manufacturing Inc	(f)(j)(l)	Capital Goods	L+850	0.0%	10/29/27		26.8	26.4	26.6
OPE Inmar Acquisition Inc	(i)(s)	Software & Services	L+800	1.0%	5/1/25		15.0	15.0	11.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Paradigm Acquisition Corp	(i)(s)	Health Care Equipment & Services	L+750	0.0%	10/26/26	$2.8	$2.8	$2.6
Peak 10 Holding Corp	(j)(o)(p)(s)	Telecommunication Services	L+725	0.0%	8/1/25	15.7	12.9	10.0
Polyconcept North America Inc	(j)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	0.2	0.2	0.2
Pretium Packaging LLC	(k)	Household & Personal Products	L+825	0.8%	11/6/28	43.4	42.7	42.7
Pure Fishing Inc	(f)(j)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	45.9	45.5	43.1
Rise Baking Company	(f)(i)(j)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	17.6	17.5	16.5
Sequa Corp	(j)(s)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	2.4	2.4	2.1
SIRVA Worldwide Inc	(j)(s)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.9	5.4
Sorenson Communications LLC	(j)(k)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	17.4	17.5	17.4
Sparta Systems Inc	(j)	Software & Services	L+825	1.0%	8/21/25	2.4	2.4	2.4
Sungard Availability Services Capital Inc	(j)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	12.3	12.3	12.3
Vantage Specialty Chemicals Inc	(j)(s)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(j)(s)	Capital Goods	L+900	1.0%	9/30/24	14.1	14.0	11.5
Wittur Holding GmbH	(j)(m)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.5	61.0	64.9

Total Senior Secured Loans—Second Lien							774.7	762.3

Other Senior Secured Debt—1.8%
Advanced Lighting Technologies Inc	(j)(o)(p)(u)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$17.3	10.7	—
APTIM Corp	(j)(o)(p)(s)	Diversified Financials	7.8%		6/15/25	5.2	5.0	4.1
Black Swan Energy Ltd	(j)(m)	Energy	9.0%		1/20/24	4.0	4.0	4.0
JW Aluminum Co	(j)(k)(s)(u)	Materials	10.3%		6/1/26	37.2	37.3	39.5
Lycra	(j)(m)(s)	Consumer Durables & Apparel	7.5%		5/1/25	16.4	16.4	14.5
TruckPro LLC	(j)(s)	Capital Goods	11.0%		10/15/24	6.4	6.1	6.9
Velvet Energy Ltd	(j)(m)	Energy	9.0%		10/5/23	7.5	7.4	6.2

Total Other Senior Secured Debt							86.9	75.2

Subordinated Debt—3.0%
All Systems Holding LLC	(j)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(j)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	81.5	81.5	81.9
ClubCorp Club Operations Inc	(j)(s)	Consumer Services	8.5%		9/15/25	25.9	25.2	24.2
Craftworks Rest & Breweries Group Inc	(j)(o)(p)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	6.2	6.2	—
Intelsat Jackson Holdings SA	(j)(m)(o)(p)(s)	Media & Entertainment	5.5%		8/1/23	3.7	3.5	2.5
Legends Hospitality LLC	(j)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)	1.0%	5/6/26	21.2	20.9	20.9

Total Subordinated Debt							137.4	129.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Asset Based Finance—18.5%
801 5th Ave, Seattle, Private Equity	(j)(m)(o)(v)	Real Estate				4,025,308	$4.0	$9.2
801 5th Ave, Seattle, Structure Mezzanine	(j)(m)(v)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$26.2	26.2	26.2
Abacus JV, Private Equity	(j)(m)	Insurance				36,708,640	36.7	39.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Accelerator Investments Aggregator LP, Private Equity	(j)(m)(o)	Diversified Financials				199,318	$0.2	$0.2
Altavair AirFinance, Private Equity	(j)(m)	Capital Goods				53,319,032	53.3	53.4
Australis Maritime, Common Stock	(j)(m)	Transportation				22,646,265	22.5	22.4
Avida Holding AB, Common Stock	(j)(m)(o)(u)	Diversified Financials				76,752,002	8.3	8.9
Byrider Finance LLC, Structured Mezzanine	(j)	Automobiles & Components	L+1,050	0.3%	6/3/28	$4.3	4.3	4.3
Byrider Finance LLC, Structured Mezzanine	(n)	Automobiles & Components	L+1,050	0.3%	6/3/28	$11.1	11.1	11.1
Byrider Finance LLC, Sub Note	(j)(m)	Automobiles & Components	8.7%		2/17/25	$4.2	4.0	4.3
Callodine Commercial Finance LLC, 2L Term Loan A	(j)	Diversified Financials	L+900	1.0%	11/3/25	$87.6	87.6	87.6
Callodine Commercial Finance LLC, 2L Term Loan B	(n)(o)	Diversified Financials	L+900	1.0%	11/3/25	$28.2	28.2	28.2
Capital Automotive LP, Private Equity	(j)(m)(o)	Real Estate				11,691,955	11.7	11.7
Capital Automotive LP, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% MAX PIK)		12/22/28	$23.4	23.4	23.4
Global Jet Capital LLC, Preferred Stock	(g)(j)(o)	Commercial & Professional Services				80,065,036	80.1	—
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$2.7	2.4	2.3
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$16.9	15.0	14.9
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$3.5	3.1	3.1
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$3.3	2.9	2.9
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.4
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(g)(j)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$22.9	20.3	20.1
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$14.2	12.5	12.5
Global Jet Capital LLC, Structured Mezzanine	(j)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$24.1	21.3	21.2
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				13,995,903	14.0	15.6
Global Lending Services LLC, Private Equity	(j)(m)	Diversified Financials				4,294,803	4.3	4.5
Home Partners JV, Common Stock	(j)(m)(o)	Real Estate				20,362,992	20.4	25.9
Home Partners JV, Private Equity	(j)(m)(o)(s)	Real Estate				706,596	0.7	—
Home Partners JV, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$46.4	46.4	46.4
Home Partners JV, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$11.7	11.7	11.7
Home Partners JV 2, Private Equity	(j)(m)(o)	Real Estate				203,250	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(j)(m)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$0.4	0.4	0.4
Home Partners JV 2, Structured Mezzanine	(m)(n)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.9	15.9	15.9
Kilter Finance, Preferred Stock	(j)(m)(v)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			266,743	0.3	0.3
Kilter Finance, Private Equity	(j)(m)(o)(v)	Insurance				289,268	0.3	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(j)(m)	Capital Goods				5,432,797	5.4	6.0
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.6	11.3
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	19.5	19.5
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.7	7.2
Lenovo Group Ltd, Structured Mezzanine	(j)(m)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	12.4	12.4
NewStar Clarendon 2014-1A Class D	(j)(m)(o)	Diversified Financials			1/25/27	$8.3	4.5	2.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Number of Shares	Cost	Fair Value(d)
Opendoor Labs Inc, 2L Term Loan	(j)(m)	Real Estate	10.0%		1/23/26	$26.8	$26.8	$26.8
Opendoor Labs Inc, 2L Term Loan	(m)(n)	Real Estate	10.0%		1/23/26	$53.6	53.6	53.6
Pretium Partners LLC P1, Structured Mezzanine	(j)(m)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.7	6.7
Pretium Partners LLC P2, Structured Mezzanine	(j)(m)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.3	15.3	15.5
Prime ST LLC, Private Equity	(j)(m)(o)(v)	Real Estate				3,575,777	3.6	4.5
Prime ST LLC, Structured Mezzanine	(j)(m)(v)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$26.6	26.6	26.6
Sofi Lending Corp, Purchase Facility	(j)(m)	Diversified Financials				40,637,805	40.6	41.1
Toorak Capital Funding LLC, Membership Interest	(j)(m)	Real Estate				N/A	12.9	15.5

Total Asset Based Finance							973.2	911.1

Unfunded Asset Based Finance Commitments							(120.5)	(120.5)

Net Asset Based Finance							852.7	790.6

Credit Opportunities Partners, LLC—14.7%
Credit Opportunities Partners, LLC	(j)(m)(v)	Diversified Financials				590.6	590.6	626.0

Total Credit Opportunities Partners, LLC							590.6	626.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Equity/Other—7.7%(e)
Abaco Energy Technologies LLC, Common Stock	(j)(o)	Energy				3,055,556	$3.1	$0.4
Abaco Energy Technologies LLC, Preferred Stock	(j)(o)	Energy				12,734,481	0.6	2.4
Advanced Lighting Technologies Inc, Common Stock	(j)(o)(u)	Materials				265,747	7.5	—
Advanced Lighting Technologies Inc, Warrant	(j)(o)(u)	Materials			10/4/27	4,189	—	—
All Systems Holding LLC, Common Stock	(j)(o)	Commercial & Professional Services				1,880,308	1.8	2.8
Arena Energy LP, Warrants	(j)(o)	Energy				58,445,593	0.2	0.2
ASG Technologies, Common Stock	(j)(o)(u)	Software & Services				625,178	13.5	23.2
ASG Technologies, Warrant	(j)(o)(u)	Software & Services			6/27/22	314,110	9.0	4.8
Aspect Software Inc, Common Stock	(i)(j)(k)(o)	Software & Services				1,148,694	1.9	2.0
Aspect Software Inc, Warrant	(i)(j)(k)(o)	Software & Services			1/15/24	1,146,890	—	1.4
ATX Networks Corp, Common Stock	(j)(m)(o)	Technology Hardware & Equipment				156,123	0.2	—
AVF Parent LLC, Trade Claim	(j)(o)	Retailing				121,058	—	—
Borden (New Dairy Opco), Common Stock	(o)(q)(u)	Food, Beverage & Tobacco				6,700,200	5.8	4.8
Catalina Marketing Corp, Common Stock	(j)(o)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(j)(m)(o)	Media & Entertainment				2,023,714	—	—
Chisholm Oil & Gas Operating LLC, Series A Units	(j)(o)(q)	Energy				225,000	0.2	—
Cimarron Energy Inc, Common Stock	(j)(o)	Energy				4,302,293	3.9	—
Cimarron Energy Inc, Participation Option	(j)(o)	Energy				25,000,000	1.3	0.2
Constellis Holdings LLC, Private Equity	(f)(j)(o)(u)	Capital Goods				849,702	18.9	21.2
Crossmark Holdings Inc, Warrant	(j)(o)	Commercial & Professional Services				8,358	—	—
CTI Foods Holding Co LLC, Common Stock	(j)(o)	Food, Beverage & Tobacco				56	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Cost	Fair Value(d)
Empire Today LLC, Common Stock	(j)(o)	Retailing				630	$1.9	$5.6
Envigo Laboratories Inc, Series A Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(k)(o)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(j)(o)(u)	Food & Staples Retailing				103,091	3.3	—
Fox Head Inc, Common Stock	(g)(j)(o)	Consumer Durables & Apparel				10,000,000	10.0	—
Harvey Industries Inc, Common Stock	(j)(o)	Capital Goods				2,666,667	—	2.1
HM Dunn Co Inc, Preferred Stock, Series A	(j)(k)(o)(u)	Capital Goods				14,786	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(j)(k)(o)(u)	Capital Goods				14,786	—	—
JW Aluminum Co, Common Stock	(g)(j)(o)(u)	Materials				631	—	—
JW Aluminum Co, Preferred Stock	(g)(j)(u)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	6,875	65.1	76.7
Maverick Natural Resources LLC, Common Stock	(o)(q)	Energy				99,110	27.2	30.1
MB Precision Holdings LLC, Class A—2 Units	(o)(q)	Capital Goods				6,655,178	2.3	—
Miami Beach Medical Group LLC, Common Stock	(j)(o)	Health Care Equipment & Services				4,730,893	4.7	4.7
Misys Ltd, Preferred Stock	(j)(m)	Software & Services	L+1,025			2,841	2.8	2.8
One Call Care Management Inc, Common Stock	(j)(o)(u)	Health Care Equipment & Services				2,604,293,203	1.8	1.4
One Call Care Management Inc, Preferred Stock A	(j)(o)(u)	Health Care Equipment & Services				277,791	19.3	15.2
One Call Care Management Inc, Preferred Stock B	(j)(u)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	5,729,445	5.8	6.3
Polyconcept North America Inc, Class A—1 Units	(j)(o)	Household & Personal Products				624	0.1	—
Production Resource Group LLC, Preferred Stock, Series A PIK	(j)(o)(v)	Media & Entertainment			8/21/24	434,250	40.7	19.4
Production Resource Group LLC, Preferred Stock, Series B PIK	(j)(o)(v)	Media & Entertainment			8/21/24	140	—	—
Professional Plumbing Group Inc, Common Stock	(g)(o)	Materials				3,000,000	3.0	4.5
Quorum Health Corp, Common Stock	(j)(o)	Health Care Equipment & Services				48,600	0.4	0.4
Quorum Health Corp, Trade Claim	(j)(o)	Health Care Equipment & Services				4,967,000	0.4	0.4
Quorum Health Corp, Trust Initial Funding Units	(j)(o)	Health Care Equipment & Services				85,805	0.1	0.1
Ridgeback Resources Inc, Common Stock	(g)(j)(m)(o)	Energy				1,644,464	10.1	6.6
Sequential Brands Group Inc., Common Stock	(g)(j)(s)	Consumer Durables & Apparel				13,352	7.2	0.2
Sorenson Communications LLC, Common Stock	(g)(j)(o)	Telecommunication Services				43,796	—	40.2
SSC (Lux) Limited S.a r.l., Common Stock	(j)(m)(o)	Health Care Equipment & Services				125,000	2.5	5.4
Sungard Availability Services Capital Inc, Common Stock	(j)(k)(o)	Software & Services				217,659	15.2	7.2
Swift Worldwide Resources Holdco Ltd, Common Stock	(j)(o)	Energy				1,250,000	2.0	0.9
Trace3 Inc, Common Stock	(j)(o)	Software & Services				42,486	0.4	3.1
Warren Resources Inc, Common Stock	(j)(o)(u)	Energy				3,370,272	15.8	3.4
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(j)(o)	Software & Services				1,051,348	8.4	11.0
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(j)(o)	Software & Services				956,233	8.4	16.4
Zeta Interactive Holdings Corp, Warrant	(j)(o)	Software & Services			4/20/27	143,435	—	0.3

Total Equity/Other							326.8	327.8

TOTAL INVESTMENTS—186.8%							8,226.0	7,968.0

LIABILITIES IN EXCESS OF OTHER ASSETS—(86.8%)								(3,703.0)

NET ASSETS—100.0%								4,265.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2020	Unrealized Appreciation (Depreciation)
CAD	6/7/2022	JP Morgan Chase Bank	CAD	1.4 Sold	$1.1	1.1	—
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9 Sold	2.3	2.5	(0.2)
EUR	5/6/2022	JP Morgan Chase Bank	€	0.7 Sold	0.9	0.9	—
NOK	8/8/2025	JP Morgan Chase Bank	kr	11.4 Sold	1.2	1.3	(0.1)
SEK	8/8/2025	JP Morgan Chase Bank	kr	27.8 Sold	3.1	3.4	(0.3)

Total					$8.6	$9.2	$(0.6)

Interest rate swaps

Counterparty	Notional Amount	Company Receives Floating Rate	Company Pays Fixed Rate	Termination Date	Premiums Paid/ (Received)	Value	Unrealized Depreciation
JP Morgan Chase Bank	$200	3-Month LIBOR	2.78%	12/18/2023	$—	$(16)	$(16)
JP Morgan Chase Bank	$200	3-Month LIBOR	2.81%	12/18/2021	—	(5)	(5)
ING Capital LLC	$250	3-Month LIBOR	2.59%	1/14/2024	—	(19)	(19)
ING Capital LLC	$250	3-Month LIBOR	2.62%	1/14/2022	—	(8)	(8)

					$—	$(48)	$(48)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

(n)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(o)	Security is non-income producing.

(p)	Asset is on non-accrual status.

(q)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(r)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company..

(s)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(t)	Position or portion thereof unsettled as of December 31, 2020.

(u)

Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain financial information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2020

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$5.9	$—	$(0.7)	$0.0	$0.2	$5.4	$0.0	$—	$—
Borden Dairy Co(4)	—	108.1	(17.4)	(52.4)	(38.3)	—	0.0	—	—
Borden (New Dairy Opco)	—	11.4	—	—	—	11.4	0.2	—	—
Borden (New Dairy Opco)	—	25.2	—	—	—	25.2	0.9	—	—
Constellis Holdings LLC	—	8.4	(8.4)	—	—	—	0.5	—	—
Constellis Holdings LLC	—	15.0	—	—	—	15.0	1.0	—	—
Fairway Group Holdings Corp	—	3.0	(3.0)	—	—	—	0.1	—	—
Fairway Group Holdings Corp	—	6.4	(6.4)	—	—	—	0.4	—	—
Fairway Group Holdings Corp	6.3	0.0	(6.3)	0.1	(0.1)	—	10.7	—	—
Fairway Group Holdings Corp	6.5	—	(0.1)	—	(5.9)	0.5	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	26.0	—	—	—	(5.6)	20.4	—	—	—
HM Dunn Co Inc	5.2	14.7	(1.7)	—	(4.9)	13.3	—	1.3	—
MB Precision Holdings LLC	21.4	0.9	(18.4)	(3.5)	(0.4)	—	1.1	0.2	—
One Call Care Management Inc.	2.7	0.1	0.0	0.0	—	2.8	0.2	—	—
Warren Resources Inc(5)	21.0	0.2	(21.2)	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	—	13.5	—	—	—	13.5	0.0	1.3	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—
Titan Energy LLC	—	—	(0.6)	(100.1)	100.7	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
JW Aluminum Co	36.3	2.8	—	—	0.4	39.5	3.5	—	—
Mood Media Corp	39.0	3.9	—	(43.4)	0.5	—	0.4	—	—
Asset Based Finance
Avida Holding AB	—	8.3	—	—	0.6	8.9	—	—	—
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	30.7	—	—	—	(7.5)	23.2	—	—	—
ASG Technologies, Warrant	8.6	—	—	—	(3.8)	4.8	—	—	—
Borden (New Dairy Opco), Common Stock	—	5.8	—	—	(1.0)	4.8	—	—	—
Constellis Holdings LLC	—	18.9	—	—	2.3	21.2	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)
JW Aluminum Co, Preferred Stock	$104.1	$12.5	$—	$—	$(39.9)	$76.7	$—	$11.8	$—
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	5.6	—	—	(8.8)	3.2	—	—	—	—
Mood Media Corp, Common Stock	1.0	—	—	(12.6)	11.6	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	1.8	—	—	—	(0.4)	1.4	—	—	—
One Call Care Management Inc, Preferred Stock A	19.3	—	—	—	(4.1)	15.2	—	—	—
One Call Care Management Inc, Preferred Stock B	5.8	—	0.0	—	0.5	6.3	—	0.5	—
Titan Energy LLC, Common Stock	—	—	—	(8.6)	8.6	—	—	—	—
Warren Resources Inc, Common Stock(5)	8.3	—	(15.8)	—	7.5	—	—	—	—

Total	$355.5	$259.1	$(100.0)	$(229.3)	$24.2	$309.5	$19.0	$15.1	$—

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

(5)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

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

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)	Fee Income(3)
Senior Secured Loans—First Lien
Production Resource Group LLC	$—	$120.6	$—	$—	$—	$120.6	$—	$1.7	$—	—
Production Resource Group LLC	—	—	—	—	0.1	0.1	—	—	—	—
Production Resource Group LLC	—	36.7	—	—	—	36.7	1.4	—	—	0.1
Warren Resources Inc(4)	—	21.2	—	—	—	21.2	2.3	0.2	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	47.1	0.8	(21.7)	—	—	26.2	3.2	0.9	—	—
801 5th Ave, Seattle, Private Equity	7.8	—	(5.5)	1.7	5.2	9.2	—	—	—	—
Kilter Finance, Preferred Stock	—	0.3	—	—	—	0.3	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)	Fee Income(3)
Kilter Finance, Private Equity	$—	$0.3	$—	$—	$—	$0.3	$—	$—	$—	—
Prime ST LLC, Structured Mezzanine	—	48.3	(21.7)	—	—	26.6	0.7	2.0	—	—
Prime ST LLC, Private Equity	—	6.6	(0.3)	(2.7)	0.9	4.5	—	—	—	—
Credit Opportunities Partners, LLC
Credit Opportunities Partners, LLC	510.0	87.5	(0.3)	—	28.8	626.0	—	—	71.3	—
Equity/Other
Production Resource Group LLC, Preferred Stock, Series A PIK	—	40.7	—	—	(21.3)	19.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Warren Resources Inc, Common Stock(4)	—	15.8	—	—	(12.4)	3.4	—	—	—	—

Total	$564.9	$378.8	$(49.5)	$(1.0)	$1.3	$894.5	$7.6	$4.8	$71.3	$0.1

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

(4)

The Company held this investment as of December 31, 2019 but it was deemed to be an “affiliated person” of the portfolio company as of December 31, 2019. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. II (NYSE: FSKR), or the Company, was incorporated under the general corporation laws of the State of Maryland on July 13, 2011 and formally commenced investment operations on June 18, 2012. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2021, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2021. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Three Months Ended March 31, 2020
Weighted average number of shares of common stock outstanding (as previously reported)	678,379,301
Weighted average number of shares of common stock outstanding (as adjusted)	169,594,825
Net investment income per share (as previously reported)	$0.14
Net investment income per share (as adjusted)	$0.55
Earnings per share (as previously reported)	$(1.04)
Earnings per share (as adjusted)	$(4.17)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Boards, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Commencing with the ninth full calendar quarter following the closing of the 2019 Mergers, the subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current calendar quarter and the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the 2019 Mergers) minus the cumulative “per share incentive fees” accrued and/or payable for the eleven calendar quarters (or fewer number of calendar quarters) preceding the then-current calendar quarter (commencing with the first full calendar quarter following the 2019 Mergers) multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2020 and the audited consolidated financial statements as of and for the year ended December 31, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2021.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2021, the Company recognized $8 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Note 3. Share Transactions

There were no new transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021, the administrator for the Company’s new DRP, purchased 285,204 shares of common stock in the open market at an average price per share of $17.13 (totaling $5) pursuant to the new DRP, and distributed such shares to participants in the new DRP. During the period from April 1, 2021 to May 7, 2021, the administrator for the new DRP purchased 223,228 shares of common stock in the open market at an average price per share of $20.74 (totaling $5) pursuant to the new DRP, and distributed such shares to participants in the new DRP. For additional information regarding the terms of the new DRP, see Note 5.

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

May 2020 Share Repurchase Program

In May 2020, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program was terminated in connection with the 2020 Merger Agreement.

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

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2021 and 2020:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2021	2020
The Advisor	Investment advisory agreement	Base Management Fee(1)	$31	$33
The Advisor	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$24	$23
The Advisor	Administration agreement	Administrative Services Expenses(3)	$2	$2

(1)

During the three months ended March 31, 2021 and 2020, $30 and $35, respectively, in base management fees were paid to the Advisor. As of March 31, 2021, $31 in base management fees were payable to the Advisor.

(2)

During the three months ended March 31, 2021 and 2020, $25 and $11, respectively, of subordinated incentive fees on income were paid to the Advisor. As of March 31, 2021, a subordinated incentive fee on income of $24 was payable to the Advisor.

(3)

During the three months ended March 31, 2021 and 2020, $1 and $1, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 and $0.2 for the three months ended March 31, 2021 and 2020, respectively. The Company paid $0 and $2 in administrative services expenses to the Advisor during the three months ended March 31, 2021 and 2020, respectively.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp., and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Energy and Power Fund, FS KKR Capital Corp., and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. The Company is not a party to any transaction with the investment vehicle.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company declared and paid on its common stock during the three months ended March 31, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.6000	$102

Total	$0.6000	$102

Fiscal 2021
March 31, 2021	$0.5500	$93

Total	$0.5500	$93

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On May 7, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.55 per share, which will be paid on or about July 2, 2021 to stockholders of record as of the close of business on June 11, 2021. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company paid on its common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	93	100%	102	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$93	100%	$102	100%

(1)

During the three months ended March 31, 2021 and 2020, 88.8% and 90.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 2.6%, respectively, was attributable to non-cash accretion of discount and 9.1% and 7.2%, respectively, was attributable to paid-in-kind, or PIK, interest.

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

Net capital losses incurred for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $31 and $1,183, respectively. $191 of such losses were carried over from the target companies due to the 2019 Mergers, and $246 of such losses were carried over from losses generated by the Company prior to the 2019 Mergers. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of March 31, 2021 and December 31, 2020, the gross unrealized appreciation was $322 and $279, respectively. As of March 31, 2021 and December 31, 2020, the gross unrealized depreciation was $543 and $547, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,583 and $8,375 as of March 31, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(415) and $(456) as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company had a deferred tax asset of $21 resulting from net operating losses and capital losses of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2021, the wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $21. For the three months ended March 31, 2021, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,170	$4,968	65.5%	$5,457	$5,256	66.0%
Senior Secured Loans—Second Lien	720	720	9.5%	774	762	9.6%
Other Senior Secured Debt	55	57	0.8%	87	75	0.9%
Subordinated Debt	32	24	0.3%	137	130	1.6%
Asset Based Finance	891	831	11.0%	853	791	9.9%
Credit Opportunities Partners, LLC	591	639	8.4%	591	626	7.9%
Equity/Other	318	345	4.5%	327	328	4.1%

Total	$7,777	$7,584	100.0%	$8,226	$7,968	100.0%

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2021, the Company held investments in seven portfolio companies of which it is deemed to “control”. As of March 31, 2021, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the unaudited consolidated schedule of investments as of March 31, 2021 in this quarterly report on Form 10-Q.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

As of December 31, 2020, the Company held investments in six portfolio companies of which it is deemed to “control”. As of December 31, 2020, the Company held investments in nine portfolio companies of which it was deemed to be an “affiliated person” but was not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2020 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $555.3, unfunded equity/other commitments of $217.6, and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $516.8, unfunded equity/other commitments of $139.3 and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2021 and audited consolidated schedule of investments as of December 31, 2020.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$72	0.9%	$62	0.8%
Capital Goods	1,071	14.1%	1,110	13.9%
Commercial & Professional Services	583	7.7%	788	9.9%
Consumer Durables & Apparel	246	3.2%	297	3.7%
Consumer Services	151	2.0%	175	2.2%
Credit Opportunities Partners, LLC	639	8.4%	626	7.9%
Diversified Financials	618	8.1%	646	8.1%
Energy	156	2.1%	142	1.8%
Food & Staples Retailing	188	2.5%	187	2.3%
Food, Beverage & Tobacco	110	1.5%	109	1.4%
Health Care Equipment & Services	636	8.4%	806	10.1%
Household & Personal Products	145	1.9%	176	2.2%
Insurance	317	4.2%	276	3.4%
Materials	112	1.5%	127	1.6%
Media & Entertainment	263	3.5%	216	2.7%
Pharmaceuticals, Biotechnology & Life Sciences	165	2.2%	110	1.4%
Real Estate	242	3.2%	239	3.0%
Retailing	420	5.5%	351	4.4%
Software & Services	1,075	14.2%	1,137	14.3%
Technology Hardware & Equipment	111	1.5%	116	1.5%
Telecommunication Services	117	1.5%	146	1.8%
Transportation	147	1.9%	126	1.6%

Total	$7,584	100.0%	$7,968	100.0%

Credit Opportunities Partners, LLC

On September 30, 2019, Credit Opportunities Partners, LLC, or COP, a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS, was formed pursuant to the terms of a limited liability company agreement

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

between the Company and SCRS, or the COP Agreement. The COP Agreement requires the Company and SCRS to provide capital to COP of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COP Agreement, the Company and SCRS each have 50% voting control of COP and are required to agree on all investment decisions as well as certain other significant actions for COP. COP invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COP, the Company performs certain day-to-day management responsibilities on behalf of COP and is entitled to a fee of 0.25% of COP’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2021, the Company and SCRS have funded approximately $675.0 to COP, of which $590.6 was from the Company.

On May 15, 2017, Green Creek LLC, or Green Creek, then a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility with Goldman Sachs Bank, or Goldman Sachs, as lender, sole lead arranger and administrative agent, and Wells Fargo Bank, National Association, or Wells Fargo, as collateral administrator and collateral agent. On December 19, 2019, the Company contributed all of its outstanding equity in Green Creek to COP. As a result, Green Creek became a wholly-owned special-purpose financing subsidiary of COP. Concurrently, Green Creek amended and restated its revolving credit facility with Goldman Sachs and, thereafter, on July 30, 2020, further amended and restated the revolving credit facility, or as amended, the Green Creek Credit Facility.

The Green Creek Credit Facility provides for borrowings in U.S. dollars, Canadian dollars, Euros and pounds sterling, in an aggregate principal amount up to $500 on a committed basis, which will be reduced to $400 on December 15, 2021. The end of the reinvestment period and the maturity date for the Green Creek Credit Facility are December 31, 2021 and January 30, 2022, respectively. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 3.30% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. During the reinvestment period, Green Creek is subject to unused fees in an amount equal to the sum of (i) 3.30% per annum on the average daily unborrowed portion of the facility amount up to 85% of the facility amount, or the Green Creek Minimum Utilization Amount, plus (ii) 0.50% per annum on the average daily unborrowed portion of the facility amount above the Green Creek Minimum Utilization Amount. Borrowings under the Green Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Green Creek, including its portfolio of assets. As of March 31, 2021, total outstanding borrowings under the Green Creek Credit Facility were $435.6.

On March 11, 2020, Big Cedar Creek LLC, or Big Cedar Creek, a wholly-owned special-purpose financing subsidiary of COP, entered into a revolving credit facility, or the Big Cedar Creek Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, COP, as equityholder and servicer, and Wells Fargo, as collateral agent. The Big Cedar Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Big Cedar Creek Credit Facility are March 11, 2023 and March 11, 2025, respectively. Under the Big Cedar Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 1.85% to 2.55% per annum, and (ii) after the reinvestment period, 2.00% to 2.65% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Big Cedar Creek is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Big Cedar Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Big Cedar Creek, including its portfolio of assets. As of March 31, 2021, total outstanding borrowings under the Big Cedar Creek Credit Facility were $109.2. COP was in compliance with all covenants required by its financing arrangements as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, COP had total investments with a fair value of $1,214.6. As of March 31, 2021, COP had no investments on non-accrual status.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is a summary of COP’s portfolio, followed by a listing of the individual loans in COP’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Total debt investments(1)	$1,119.9	$1,190.3
Weighted average current interest rate on debt investments(2)	8.6%	9.1%
Number of portfolio companies in COP	59	65
Largest investment in a single portfolio company(1)	$70.0	$70.0
Unfunded commitments(1)	$2.2	$2.4

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC Portfolio

As of March 31, 2021 (Unaudited) (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—104.9%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$3.5	$3.0	$3.4
Alstom SA	(i)	Transportation	L+450, 0.0% PIK (2.5% Max PIK)	1.0%	8/29/23		6.1	5.5	5.0
Ammeraal Beltech Holding BV	(i)(j)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.6	5.6
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	6/16/25		$28.6	28.6	28.9
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.5%	6/16/25		£21.9	28.8	30.5
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.2	28.6	32.4
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.2
Aspect Software Inc	(e)(j)	Software & Services	L+500	1.0%	1/15/24		$12.0	11.8	11.9
Bugaboo International BV	(e)(j)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25		€1.7	2.1	2.0
Cambium Learning Group Inc	(i)	Consumer Services	L+450	0.8%	12/18/25		$40.2	38.9	40.2
Charles Taylor PLC	(e)(j)	Diversified Financials	L+575	0.0%	1/24/27		£14.0	17.9	18.4
CSafe Global	(e)(i)	Capital Goods	L+625	1.0%	12/23/27		$25.0	24.9	25.0
CSM Bakery Products	(i)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		7.8	7.5	7.8
Datatel Inc	(j)	Software & Services	L+375	0.8%	10/7/27		2.4	2.4	2.4
Distribution International Inc	(i)	Retailing	L+575	1.0%	12/15/23		13.9	12.0	13.4
Eacom Timber Corp	(e)(j)	Materials	L+650	1.0%	11/20/23		1.5	1.5	1.5
Eagle Family Foods Inc	(e)(j)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		7.6	7.6	7.6
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24		11.2	10.6	10.8
EIF Van Hook Holdings LLC	(i)	Energy	L+525	0.0%	9/5/24		6.7	6.5	4.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		$2.5	$2.5	$2.3
FloWorks International LLC	(e)(i)(j)	Capital Goods	L+650	1.0%	10/14/26		24.9	24.6	24.5
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		€0.2	0.2	0.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		£0.3	0.4	0.5
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		€1.0	1.1	1.1
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		£0.4	0.5	0.5
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26		€51.4	56.1	61.7
KBP Investments LLC	(e)(j)	Food & Staples Retailing	L+500	1.0%	5/14/23		$14.8	14.8	14.8
Lexitas Inc	(e)(j)	Commercial & Professional Services	L+600	1.0%	11/14/25		18.8	18.7	18.9
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		66.0	65.9	66.6
Monitronics International Inc	(i)(j)	Commercial & Professional Services	L+500	1.5%	7/3/24		33.5	30.3	33.7
Ontic Engineering & Manufacturing Inc	(j)	Capital Goods	L+400	0.0%	10/30/26		2.2	1.9	2.2
Parts Town LLC	(e)(i)	Retailing	L+550	1.0%	10/15/25		24.7	24.6	23.8
Premium Credit Ltd	(e)(j)	Diversified Financials	L+650	0.0%	1/16/26		£19.0	23.4	26.2
Qdoba Restaurant Corp	(i)	Consumer Services	L+700	1.0%	3/21/25		$1.9	1.7	1.9
Revere Superior Holdings Inc	(e)(i)	Software & Services	L+575	1.0%	9/30/26		19.9	19.9	20.3
RSC Insurance Brokerage Inc	(e)(i)	Insurance	L+550	1.0%	10/30/26		19.1	19.1	19.3
Sequa Corp	(i)(j)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		33.2	31.7	33.4
Smart & Final Stores LLC	(i)(j)	Food & Staples Retailing	L+675	0.0%	6/20/25		24.8	23.6	25.0
Staples Canada	(e)(i)(j)	Retailing	C+700	1.0%	9/12/24	C$	50.3	38.6	40.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Syncsort Inc	(j)	Software & Services	L+475	0.8%	8/16/24		$10.6	$8.8	$10.6
Total Safety US Inc	(j)	Capital Goods	L+600	1.0%	8/16/25		7.6	6.4	7.6
Trace3 Inc	(e)(i)	Software & Services	L+675	1.0%	8/3/24		32.9	32.7	33.0
Transaction Services Group Ltd	(e)(i)	Software & Services	B+600	0.0%	10/15/26	A$	62.5	42.1	45.9
WireCo WorldGroup Inc	(i)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien								734.7	767.9

Unfunded Loan Commitments								(2.2)	(2.2)

Net Senior Secured Loans—First Lien								732.5	765.7

Senior Secured Loans—Second Lien—41.3%
Access CIG LLC	(j)	Commercial & Professional Services	L+775	0.0%	2/27/26		1.9	1.7	2.0
Ammeraal Beltech Holding BV	(e)(i)	Capital Goods	L+800	1.0%	9/12/26		52.3	50.8	51.0
BCA Marketplace PLC	(e)(i)	Retailing	L+825	0.0%	11/22/27		£27.8	35.9	38.5
EaglePicher Technologies LLC	(j)	Capital Goods	L+725	0.0%	3/8/26		$0.4	0.4	0.5
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		7.5	6.0	7.5
Misys Ltd	(i)(j)	Software & Services	L+725	1.0%	6/13/25		35.0	33.4	35.2
OPE Inmar Acquisition Inc	(i)	Software & Services	L+800	1.0%	5/1/25		9.6	7.5	9.2
Paradigm Acquisition Corp	(i)	Health Care Equipment & Services	L+750	0.0%	10/26/26		0.2	0.2	0.2
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	41.5	45.9
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	16.9
Sequa Corp	(i)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24		19.7	17.0	18.4
Transplace	(i)	Transportation	L+875	1.0%	10/6/25		3.3	2.6	3.2
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27		€64.6	70.0	72.7

Total Senior Secured Loans—Second Lien								284.7	301.2

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Other Senior Secured Debt—1.8%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	$15.0	$15.2	$13.4

Total Other Senior Secured Debt							15.2	13.4

Subordinated Debt—0.0%
Cornerstone (Ply Gem Holdings Inc)	(i)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2

Total Subordinated Debt							0.2	0.2

Asset Based Finance—12.1%
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(j)	Insurance	L+750	1.5%	2/27/25	$6.1	6.2	6.2
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(i)(j)	Insurance	9.0%		7/23/21	$55.3	54.7	56.7
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	4.2	3.2
Pretium Partners LLC P1, Structured Mezzanine	(e)(j)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.9	6.9	6.9
Pretium Partners LLC P2, Structured Mezzanine	(e)(j)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.2	15.3	15.3

Total Asset Based Finance							87.3	88.3

Equity/Other—6.3%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(k)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(h)(k)	Energy				115,178,571	30.5	26.0

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)(h)(i)	Software & Services				620,025	$7.1	$6.7
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				563,932	6.4	9.7
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	84,590	0.2	0.3

Total Equity/Other							47.8	45.8

TOTAL INVESTMENTS—166.4%							1,167.7	1,214.6

DERIVATIVE INSTRUMENTS—(2.3%)
Foreign currency forward contracts								$(16.5)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.19%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.09%, and the Canadian Dollar Offer Rate, or CDOR or “C”, was 0.44%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—116.5%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$3.5	$2.9	$3.2
Alstom SA	(i)	Transportation	L+450	1.0%	8/29/21		6.1	5.2	5.1
Ammeraal Beltech Holding BV	(i)(j)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.5	5.8
Apex Group Limited	(e)(i)	Diversified Financials	L+700	1.3%	45824		$28.7	28.7	29.0
Apex Group Limited		Diversified Financials	L+700	1.5%	45824		£22.0	28.8	30.3
Arrotex Australia Group Pty Ltd	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	43.2	29.2	33.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.4	2.4
Aspect Software Inc	(e)	Software & Services	L+500	1.0%	45306		$12.0	11.8	11.8
Bugaboo International BV	(e)(j)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25		€1.7	2.0	2.0
Cambium Learning Group Inc	(i)	Consumer Services	L+450	0.0%	12/18/25		$45.1	43.5	44.9
Charles Taylor PLC	(e)(j)	Diversified Financials	L+575	0.0%	1/24/27		£14.0	17.8	18.0
CSafe Global	(e)	Capital Goods	L+625	1.0%	12/23/27		$25.0	24.9	24.9
CSM Bakery Products	(i)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		7.8	7.5	7.7
Datatel Inc	(j)	Software & Services	L+375	0.8%	10/7/27		2.4	2.4	2.4
Diamond Resorts International Inc	(i)	Consumer Services	L+375	1.0%	9/2/23		11.8	11.6	11.2
Distribution International Inc	(i)	Retailing	L+575	1.0%	12/15/23		14.0	11.8	12.8
Eacom Timber Corp	(e)(j)	Materials	L+650	1.0%	11/20/23		2.4	2.4	2.4
Eagle Family Foods Inc	(e)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24		7.7	7.7	7.7
Eagleclaw Midstream Ventures LLC	(i)	Energy	L+425	1.0%	6/24/24		11.2	10.6	10.3

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
EIF Van Hook Holdings LLC	(i)	Energy	L+525	0.0%	9/5/24	$6.9	$6.6	$4.4
Entertainment Benefits Group LLC	(e)(i)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.5	2.5	2.1
FloWorks International LLC	(e)	Capital Goods	L+600	1.0%	10/14/26	25.0	24.7	24.7
Fox Head Inc	(e)(i)	Consumer Durables & Apparel	L+850	1.0%	10/31/21	20.2	20.1	19.4
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€0.2	0.2	0.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£0.3	0.4	0.5
ID Verde	(e)(j)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	€1.0	1.1	1.2
ID Verde	(e)(j)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	£0.4	0.4	0.5
Industria Chimica Emiliana Srl	(e)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€51.4	56.0	63.6
KBP Investments LLC	(e)(j)	Food & Staples Retailing	L+500	1.0%	5/14/23	$14.8	14.8	14.8
LD Intermediate Holdings Inc	(j)	Software & Services	L+588	1.0%	12/9/22	29.7	25.7	29.6
Lexitas Inc	(e)	Commercial & Professional Services	L+600	1.0%	11/14/25	18.9	18.8	18.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	66.0	65.9	66.4
MedAssets Inc	(i)	Health Care Equipment & Services	L+450	1.0%	10/20/22	5.6	5.0	5.6
Monitronics International Inc	(i)(j)	Commercial & Professional Services	L+500	1.5%	7/3/24	33.5	30.1	33.2
Ontic Engineering & Manufacturing Inc	(j)	Capital Goods	L+475	0.0%	10/30/26	2.2	1.8	2.2
Parts Town LLC	(e)(i)	Retailing	L+550	1.0%	10/15/25	24.8	24.6	23.8
Premium Credit Ltd	(e)(j)	Diversified Financials	L+650	0.0%	1/16/26	€19.0	23.4	25.6
Qdoba Restaurant Corp	(i)	Consumer Services	L+700	1.0%	3/21/25	$1.9	1.7	1.8
Revere Superior Holdings Inc	(e)(i)	Software & Services	L+575	1.0%	9/30/26	20.0	20.0	20.0
RSC Insurance Brokerage Inc	(e)(i)	Insurance	L+550	1.0%	10/30/26	19.2	19.2	19.2
Sequa Corp	(i)(j)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23	33.2	31.5	33.4

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Smart & Final Stores LLC	(i)(j)	Food & Staples Retailing	L+675	0.0%	6/20/25		$25.0	$23.7	$25.3
Staples Canada	(e)(i)	Retailing	C+700	1.0%	9/12/24	C$	47.9	36.7	37.9
Syncsort Inc	(j)	Software & Services	L+600	1.0%	8/16/24		$10.6	8.7	10.6
Total Safety US Inc	(j)	Capital Goods	L+600	1.0%	45885		7.7	6.4	7.4
Trace3 Inc	(e)(i)	Software & Services	L+675	1.0%	8/3/24		32.9	32.7	32.9
Transaction Services Group Ltd	(e)(i)	Software & Services	B+600	0.0%	10/15/26	A$	62.5	42.1	44.7
WireCo WorldGroup Inc	(i)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1

Total Senior Secured Loans—First Lien								800.6	835.4

Unfunded Loan Commitments								(2.3)	(2.3)

Net Senior Secured Loans—Second Lien								798.3	833.1

Senior Secured Loans—Second Lien—41.9%
Access CIG LLC	(j)	Commercial & Professional Services	L+775	0.0%	2/27/26		1.9	1.7	1.9
Ammeraal Beltech Holding BV	(e)(i)	Capital Goods	L+800	1.0%	9/12/26		52.3	50.8	50.3
BCA Marketplace PLC	(e)(i)	Retailing	L+825	0.0%	11/22/27		£29.9	38.7	40.2
EaglePicher Technologies LLC	(j)	Capital Goods	L+725	0.0%	3/8/26		$0.4	0.4	0.4
Excelitas Technologies Corp	(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		7.5	5.9	7.6
Misys Ltd	(i)(j)	Software & Services	L+725	1.0%	6/13/25		35.0	33.3	35.2
New Arclin US Holding Corp	(j)	Materials	L+875	1.0%	2/14/25		0.3	0.2	0.3
OPE Inmar Acquisition Inc	(i)	Software & Services	L+800	1.0%	5/1/25		9.6	7.4	7.1
Paradigm Acquisition Corp	(i)	Health Care Equipment & Services	L+750	0.0%	10/26/26		0.4	0.3	0.3
Pure Fishing Inc	(e)(i)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	41.3	43.9
Rise Baking Company	(e)(i)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.7	16.8

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Sequa Corp	(i)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	$19.7	$16.8	$17.2
Transplace	(i)	Transportation	L+875	1.0%	10/6/25	3.3	2.5	3.1
Wittur Holding GmbH	(e)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€64.6	70.0	75.5

Total Senior Secured Loans—Second Lien							287.0	299.8

Other Senior Secured Debt—1.7%
Velvet Energy Ltd	(e)(i)	Energy	9.0%		10/5/23	$15.0	15.3	12.4

Total Other Senior Secured Debt							15.3	12.4

Subordinated Debt—0.0%
Cornerstone (Ply Gem Holdings Inc)	(i)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2

Total Subordinated Debt							0.2	0.2

Asset Based Finance—12.6%
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(j)	Insurance	L+750	1.5%	2/27/25	$7.1	7.2	7.2
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(i)(j)	Insurance	9.0%		7/23/21	$56.9	55.8	57.0
NewStar Clarendon 2014-1A Class D	(e)(h)(i)	Diversified Financials			1/25/27	$12.1	4.5	3.8
Pretium Partners LLC P1, Structured Mezzanine	(e)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.9	6.9	6.9
Pretium Partners LLC P2, Structured Mezzanine	(e)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.2	15.3	15.3

Total Asset Based Finance							89.7	90.2

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Equity/Other—7.9%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(h)(k)	Energy				13,556	$3.6	$3.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(k)	Energy				115,178,571	30.5	25.6
SSC (Lux) Limited S.a r.l., Common Stock	(e)(h)(i)	Health Care Equipment & Services				261,364	8.1	11.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(e)(h)(i)	Software & Services				620,025	7.1	6.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(e)(h)(i)	Software & Services				563,932	6.5	9.7
Zeta Interactive Holdings Corp, Warrant	(e)(h)(i)	Software & Services			4/20/27	84,590	0.2	0.2

Total Equity/Other							56.0	56.3

TOTAL INVESTMENTS—180.6%							1,246.5	1,292.0

DERIVATIVE INSTRUMENTS— (3.3%)
Foreign currency forward contracts								$(23.7)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Not used.

(h)	Security is non-income producing.

(i)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(j)	Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(k)	Security held within IC II American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

Below is selected balance sheet information for COP as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Selected Balance Sheet Information
Investments at fair value	$1,214.6	$1,292.0
Cash and other assets	103.5	207.1

Total assets	1,318.1	1,499.1

Debt	544.8	539.6
Other liabilities	43.3	244.1

Total liabilities	588.1	783.7

Member’s equity	$730.0	$715.4

Below is selected statement of operations information for COP for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Selected Statement of Operations Information
Total investment income	$27.0
Expenses
Interest expense	4.5
Administrative services	0.8
Professional services	0.1
Custody and administrative fees	0.0
Other	0.0

Total expenses	5.4

Net investment income	21.6
Net realized and unrealized losses	13.0

Net increase in net assets resulting from operations	$34.6

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2021 and December 31, 2020:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2021 (Unaudited)	December 31, 2020
Interest rate swaps	Unrealized depreciation on interest rate swaps	$(40)	$(48)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	0	—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	(1)

Total		$(40)	$(49)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2021 and 2020 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2021	2020
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	$(6)	$(2)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	(1)	0

Total		$(7)	$(2)

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2021	2020
Interest Rate Swaps	Net change in unrealized appreciation (depreciation) on interest rate swaps	$8	$(30)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	2

Total		$9	$(28)

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2021 and December 31, 2020:

As of March 31, 2021 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	—	—	—	—	—

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$17	$—	$—	$17	$—
ING Capital Markets	23	—	—	23	—

Total	$40	$—	$—	$40	$—

As of December 31, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$—	$—	$—	$0
ING Capital Markets	0	—	—	—	0

Total	$0	$—	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$22	$0	$—	$21	$1
ING Capital Markets	27	0	—	27	—

Total	$49	$—	$—	$48	$1

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

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

The average notional balance for interest rate swaps during the three months ended March 31, 2021 and March 31, 2020 was $900 and $900, respectively. See the consolidated schedules of investments for the Company’s open interest rate swaps.

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

The average notional balance for foreign currency forward contracts during the three months ended March 31, 2021 and 2020 was $11 and $15, respectively. See the consolidated schedules of investments for the Company’s open foreign currency forward contracts.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of March 31, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2021 (Unaudited)	December 31, 2020
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	403	452
Level 3—Significant unobservable inputs	6,542	6,890
Investments measured at net asset value(1)	639	626

Total	$7,584	$7,968

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had interest rate swaps and foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2021 and December 31, 2020.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the three months ended March 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,996	$662	$10	$103	$791	$328	$6,890
Accretion of discount (amortization of premium)	3	2	0	0	0	0	5
Net realized gain (loss)	(3)	0	(10)	—	—	(1)	(14)
Net change in unrealized appreciation (depreciation)	(34)	4	11	—	2	26	9
Purchases	508	138	—	—	42	—	688
Paid-in-kind interest	5	0	—	—	7	3	15
Sales and repayments	(745)	(181)	—	(103)	(11)	(11)	(1,051)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$4,730	$625	$11	$—	$831	$345	$6,542

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(35)	$5	$1	$—	$2	$26	$(1)

	For the Three Months Ended March 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$4,905	$570	$95	$80	$485	$345	$6,480
Accretion of discount (amortization of premium)	2	0	0	0	0	0	2
Net realized gain (loss)	(189)	0	—	—	1	6	(182)
Net change in unrealized appreciation (depreciation)	(101)	(58)	(28)	(8)	(35)	(98)	(328)
Purchases	1,007	13	—	55	146	18	1,239
Paid-in-kind interest	1	0	3	2	8	3	17
Sales and repayments	(930)	0	—	(27)	(18)	(15)	(990)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$4,695	$525	$70	$102	$587	$259	$6,238

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(219)	$(53)	$(28)	$(3)	$(25)	$(84)	$(412)

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2021 and December 31, 2020 were as follows:

Type of Investment	Fair Value at March 31, 2021 (Unaudited)(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,041	Discounted Cash Flow	Discount Rate	3.7% - 16.5% (6.5%)	Decrease
	717	Waterfall	EBITDA Multiple	0.1x - 25.8x (3.6x)	Increase
	425	Cost
	183	Other(5)
Asset Based Finance	453	Discounted Cash Flow	Discount Rate	4.2% - 16.5% (8.0%)	Decrease
	316	Waterfall	EBITDA Multiple	1.0x - 12.0x (6.4x)	Increase
	41	Other(5)
	19	Cost
	2	Indicative Dealer Quotes		31.3% - 31.3% (31.3%)	Increase
Equity/Other	331	Waterfall	EBITDA Multiple	0.1x - 25.8x (10.6x)	Increase
	14	Option Pricing Model	Equity Illiquidity Discount	50.0% - 50.0% (50.0%)	Decrease
	0	Discounted Cash Flow	Discount Rate	10.0% - 10.0% (10.0%)	Decrease

Total	$6,542

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

(5)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2020(1)	Valuation Technique(2)	Unobservable Input	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Senior Debt	$4,243	Discounted Cash Flow	Discount Rate	5.0% - 18.3% (8.4%)	Decrease
	832	Cost
	593	Waterfall	EBITDA Multiple	0.0x - 12.7x (5.8x)	Increase
Subordinated Debt	82	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	21	Cost
	0	Waterfall	EBITDA Multiple	11.5x - 11.5x (11.5x)	Increase
Asset Based Finance	313	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (8.9%)	Decrease
	308	Waterfall	EBITDA Multiple	1.0x - 12.0x (1.3x)	Increase
	128	Cost
	39	Other(5)
	3	Indicative Dealer Quotes		31.3% - 31.3% (31.3%)	Increase
Equity/Other	276	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.3x)	Increase
	30	Other(5)
	14	Option Pricing Model	Equity Illiquidity Discount	50.0% - 50.0% (50.0%)	Decrease
	5	Cost
	3	Discounted Cash Flow	Discount Rate	1.0% - 12.5% (11.8%)	Decrease

Total	$6,890

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

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

Note 9. Financing Arrangements

Prior to June 18, 2020, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by the Company was $3,451. As of March 31, 2021, the Company’s asset coverage was 225%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2021 are discussed below.

	As of March 31, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)(3)	$1,339	(4)	$1,071	December 23, 2025
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	212		38	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)	735		515	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	September 26, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	105		95	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475		—	February 14, 2025

Total			$3,451		$1,934

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €123 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD137 has been converted to U.S. dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD150 has been converted to U.S. dollars at an exchange rate of AUD1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £103 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of March 31, 2021, neither party had provided notice of its intent to terminate the facility.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(7)	As of March 31, 2021, the fair value of the 4.250% notes was approximately $484. The valuation is considered a Level 2 valuation within the fair value hierarchy.

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00% (2)(3)	1,498	(4)	912	December 23, 2025
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	202		48	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)	1,090		160	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	June 28, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	114		86	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475		—	February 14, 2025

Total			$3,964		$1,421

1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €128 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD107 has been converted to U.S. dollars at an exchange rate of CAD1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD151 has been converted to U.S. dollars at an exchange rate of AUD1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £118 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three months ended March 31, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2021			2020
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Germantown Credit Facility	$—	$—	$—	$3	$—	$3
Darby Creek Credit Facility	1	0	1	2	0	2
Dunlap Credit Facility	3	0	3	4	—	4
Jefferson Square Credit Facility	—	—	—	4	—	4
Juniata River Credit Facility	8	0	8	8	1	9
Senior Secured Revolving Credit Facility	9	1	10	11	0	11
Burholme Prime Brokerage Facility	—	—	—	1	—	1
Ambler Credit Facility	1	0	1	1	0	1
Meadowbrook Run Credit Facility	1	0	1	2	0	2
4.250% Notes due 2025	5	0	5	3	0	3

Total	$28	$1	$29	$39	$1	$40

(1)

Borrowings of each of the Company’s wholly owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2021 were $3,937 and 2.76%, respectively. As of March 31, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 2.94%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $4,035 and 3.92%, respectively. As of March 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.94%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2021 and December 31, 2020.

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

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2021, the Company’s unfunded commitments consisted of the following:

Category/Company (1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$16.5
Apex Group Limited	4.5
Arrotex Australia Group Pty Ltd	2.2
Aspect Software Inc	3.3
CSafe Global	10.7
Dental Care Alliance Inc	12.1
Eagle Family Foods Inc	6.5
Entertainment Benefits Group LLC	0.5
FloWorks International LLC	14.9
Foundation Consumer Brands LLC	3.6
Heniff Transportation Systems LLC	0.9
Higginbotham Insurance Agency Inc	13.9
Individual FoodService	3.5
Individual FoodService	4.3
J S Held LLC	31.5
J S Held LLC	4.7
Karman Space Inc	2.8
KBP Investments LLC	27.1
Kellermeyer Bergensons Services LLC	32.9
Lexitas Inc	12.0
Lexitas Inc	2.9
Lexitas Inc	14.3
MB2 Dental Solutions LLC	36.3
Miami Beach Medical Group LLC	24.5
Monitronics International Inc	57.4
Motion Recruitment Partners LLC	32.0
P2 Energy Solutions Inc.	5.4
Peraton Corp	2.9
Revere Superior Holdings Inc	2.3
RSC Insurance Brokerage Inc	4.5
RSC Insurance Brokerage Inc	25.0
Spins LLC	5.6
Sungard Availability Services Capital Inc	1.7
Sweeping Corp of America Inc	7.9
Sweeping Corp of America Inc	4.0
Truck-Lite Co LLC	6.8
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	6.8
Callodine Commercial Finance LLC, 2L Term Loan B	28.2
Home Partners JV, Structured Mezzanine	9.0
Home Partners JV 2, Structured Mezzanine	15.9
Opendoor Labs Inc, 2L Term Loan	53.5

Total	$555.3

Unfunded Asset Based Finance / Other commitments	$217.6

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2021, the Company’s debt commitments are comprised of $155.4 revolving credit facilities and $399.9 of delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(7.1). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of March 31, 2021, the Company also has an unfunded commitment to provide $284.4 of capital to COP. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COP’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2021 and December 31, 2020.

FS KKR Capital Corp. II

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$25.10	$29.44
Results of operations(2)
Net investment income	0.57	2.10
Net realized gain (loss) and unrealized appreciation (depreciation)	0.21	(4.30)

Net increase (decrease) in net assets resulting from operations	0.78	(2.20)

Stockholder distributions(3)
Distributions from net investment income	(0.55)	(2.30)

Net decrease in net assets resulting from stockholder distributions	(0.55)	(2.30)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	0.16

Net increase (decrease) in net assets resulting from capital share transactions	—	0.16

Net asset value, end of period	$25.33	$25.10

Per share market value, end of period	$19.53	$16.40

Shares outstanding, end of period	169,903,166	169,903,166

Total return based on net asset value(6)	3.11%	(6.93)%

Total return based on market value(7)	22.25%	22.53%

Ratio/Supplemental Data:
Net assets, end of period	$4,304	$4,265

Ratio of net investment income to average net assets(8)	9.10%	8.21%
Ratio of operating expenses and excise taxes to average net assets(8)	8.44%	8.50%
Ratio of net operating expenses and excise taxes to average net assets(8)	8.44%	8.50%
Portfolio turnover(9)	9.09%	38.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,451	$3,964
Asset coverage per unit(10)	2.25	2.08

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(7)

The total return based on market value for the three months ended March 31, 2021 was calculated by taking the change in the market price since January 1, 2021, including the impact of distributions reinvested in accordance with the Company’s new DRP. The total return based on market value for the year ended December 31, 2020 was calculated by taking change in the market price since the Company’s listing on June 17, 2020, including the impact of distributions reinvested in accordance with the Company’s new DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2021 are annualized. Annualized ratios for the three months ended March 31, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2021. The following is a schedule of supplemental ratios for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of subordinated income incentive fees to average net assets	2.25%	2.03%
Ratio of interest expense to average net assets	2.72%	2.97%
Ratio of excise taxes to average net assets	—	—

(9)	Portfolio turnover for the three months ended March 31, 2021 is not annualized.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.(in millions, except share and per share amounts)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Adviser, FS Investments, KKR Credit, or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the 2021 Merger, the likelihood the 2021 Merger is completed and the anticipated timing of their completion.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

COVID-19 has already had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it may continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Three Months Ended March 31, 2021 and for the Year Ended December 31, 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2021 and the year ended December 31, 2020:

Net Investment Activity	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Purchases	$719	$3,030
Sales and Repayments	(1,153)	(3,061)

Net Portfolio Activity	$(434)	$(31)

	For the Three Months Ended March 31, 2021
New Investment Activity by Asset Class(1)	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$538	75%	$812	70%
Senior Secured Loans—Second Lien	139	19%	194	17%
Other Senior Secured Debt	—	—	19	2%
Subordinated Debt	—	—	106	9%
Asset Based Finance	42	6%	11	1%
Credit Opportunities Partners, LLC	—	—	—	—
Equity/Other	—	—	11	1%

Total	$719	100%	$1,153	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$5,170	$4,968	65.5%	$5,457	$5,256	66.0%
Senior Secured Loans—Second Lien	720	720	9.5%	774	762	9.6%
Other Senior Secured Debt	55	57	0.8%	87	75	0.9%
Subordinated Debt	32	24	0.3%	137	130	1.6%
Asset Based Finance	891	831	11.0%	853	791	9.9%
Credit Opportunities Partners, LLC	591	639	8.4%	591	626	7.9%
Equity/Other	318	345	4.5%	327	328	4.1%

Total	$7,777	$7,584	100.0%	$8,226	$7,968	100.0%

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Number of Portfolio Companies	153	155
% Variable Rate Debt Investments (based on fair value)(1)(2)	73.8%	76.0%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.4%	8.1%
% Other Income Producing Investments (based on fair value)(3)	11.3%	10.3%
% Non-Income Producing Investments (based on fair value)(2)	4.5%	3.8%
% of Investments on Non-Accrual (based on fair value)	2.0%	1.8%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.4%	8.5%
Weighted Average Annual Yield on All Debt Investments(5)	7.9%	8.0%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the three months ended March 31, 2021, our total return based on net asset value was 3.11% and our total return based on market value was 22.25%. For the year ended December 31, 2020, our total return based on net asset value was (6.93)%. See footnotes 6 and 7 to the financial highlights table included in Note 11 to our consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our direct originations as of March 31, 2021 and December 31, 2020:

Characteristics of All Direct Originations Held in Portfolio	March 31, 2021	December 31, 2020
Number of Portfolio Companies	116	116
% of Investments on Non-Accrual (based on fair value)	1.6%	1.5%
Total Cost of Direct Originations	$7,126	$7,481
Total Fair Value of Direct Originations	$6,980	$7,304
% of Total Investments, at Fair Value	92.0%	91.7%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.3%	8.4%
Weighted Average Annual Yield on All Debt Investments(2)	7.9%	8.0%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$72	0.9%	$62	0.8%
Capital Goods	1,071	14.1%	1,110	13.9%
Commercial & Professional Services	583	7.7%	788	9.9%
Consumer Durables & Apparel	246	3.2%	297	3.7%
Consumer Services	151	2.0%	175	2.2%
Credit Opportunities Partners, LLC	639	8.4%	626	7.9%
Diversified Financials	618	8.1%	646	8.1%
Energy	156	2.1%	142	1.8%
Food & Staples Retailing	188	2.5%	187	2.3%
Food, Beverage & Tobacco	110	1.5%	109	1.4%
Health Care Equipment & Services	636	8.4%	806	10.1%
Household & Personal Products	145	1.9%	176	2.2%
Insurance	317	4.2%	276	3.4%
Materials	112	1.5%	127	1.6%
Media & Entertainment	263	3.5%	216	2.7%
Pharmaceuticals, Biotechnology & Life Sciences	165	2.2%	110	1.4%
Real Estate	242	3.2%	239	3.0%
Retailing	420	5.5%	351	4.4%
Software & Services	1,075	14.2%	1,137	14.3%
Technology Hardware & Equipment	111	1.5%	116	1.5%
Telecommunication Services	117	1.5%	146	1.8%
Transportation	147	1.9%	126	1.6%

Total	$7,584	100.0%	$7,968	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$5,145	68%	$5,488	69%
2	1,562	21%	1,487	19%
3	321	4%	394	5%
4	556	7%	599	7%

Total	$7,584	100%	$7,968	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

Our investment income for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$130	70%	$151	77%
Paid-in-kind interest income	17	9%	14	7%
Fee income	17	9%	15	8%
Dividend income	23	12%	15	8%

Total investment income(1)	$187	100%	$195	100%

(1)

For the three months ended March 31, 2021 and 2020, such revenues represent $166 and $172, respectively, of cash income earned as well as $21 and $23, respectively, in non-cash portions relating to accretion of discount and PIK interest. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest and fee income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 can primarily be attributed to the repayment of higher yielding assets replaced by lower yielding assets as well as the increase in and restructuring of non-accrual assets over the past year compared to the quarter ended March 31, 2020.

The increase in dividend income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to dividends paid in respect to our investment in Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Management fees	$31	$33
Subordinated income incentive fees	24	23
Administrative services expenses	2	2
Stock transfer agent fees	—	1
Accounting and administrative fees	1	1
Interest expense	29	40
Other	3	2

Total operating expenses	$90	$102

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Ratio of operating expenses to average net assets	2.11%	2.08%
Ratio of incentive fees and interest expense to average net assets(1)	1.24%	1.28%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.87%	0.80%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $97 ($0.57 per share) and $93 ($0.55 per share) for the three months ended March 31, 2021 and 2020, respectively. The increase in net investment income for the three months ended March 31, 2021 can be attributed to the reduction in interest expense resulting from lowering borrowing rates compared to the quarter ended March 31, 2020, partially offset by lower interest income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net realized gain (loss) on investments(1)	$(37)	$(217)
Net realized gain (loss) on total return swap	—	(2)
Net realized gain (loss) on foreign currency forward contracts	0	0
Net realized gain (loss) on interest rate swaps	(6)	(2)
Net realized gain (loss) on foreign currency	(1)	1

Total net realized gain (loss)	$(44)	$(220)

(1)	We sold investments and received principal repayments, respectively, of $108 and $1,045 during the three months ended March 31, 2021 and $953 and $760 during the three months ended March 31, 2020.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and interest rate swaps and unrealized gain (loss) on foreign currency for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$65	$(605)
Net change in unrealized appreciation (depreciation) on total return swap	—	3
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	2
Net change in unrealized appreciation (depreciation) on interest rate swaps	8	(30)
Net change in unrealized gain (loss) on foreign currency	5	49

Total net change in unrealized appreciation (depreciation)	$79	$(581)

The increase in unrealized appreciation (depreciation) during the three months ended March 31, 2021 was primarily driven by mark to market improvements since the bottom of the COVID-19 pandemic, as well as the reversal of unrealized losses that were sold or repaid during the quarter and converted to realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021, the net increase in net assets resulting from operations was $132 ($0.78 per share) compared to a net decrease in net assets resulting from operations of $(708) ($(4.17) per share) during the three months ended March 31, 2020.

This “Results of Operations” section should be read in conjunction with the “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

On June 17, 2020, shares of our common stock began trading on the NYSE under the ticker symbol “FSKR”. The Listing accomplished our goal of providing our stockholders with greatly enhanced liquidity.

As of March 31, 2021, we had $258 in cash and foreign currency, which we and our wholly-owned financing subsidiaries held in custodial accounts, and $1,934 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2021, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2021, we had unfunded debt investments with aggregate unfunded commitments of $555.3, unfunded equity/other commitments of $217.6, and unfunded commitments of $284.4 of Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 18, 2020, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 19, 2020, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by us was $3.4 billion. As of March 31, 2021, our asset coverage was 225%. See “-Financing Arrangements.”

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

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2021:

Arrangement(1)	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)(3)	$1,339	(4)	$1,071	December 23, 2025
Darby Creek Credit Facility(1)	Revolving Credit Facility	L+1.95%(2)	212		38	February 26, 2024
Dunlap Credit Facility(1)	Revolving Credit Facility	L+2.00%(2)	375		125	February 26, 2024
Juniata River Credit Facility(1)	Revolving Credit Facility	L+2.50% - L+2.75%(2)(5)	735		515	July 15, 2022 - April 11, 2023(5)
Burholme Prime Brokerage Facility(1)	Prime Brokerage Facility	L+1.25%	—		—	September 26, 2021(6)
Ambler Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	105		95	November 22, 2024
Meadowbrook Run Credit Facility(1)	Revolving Credit Facility	L+2.25%(2)	210		90	November 22, 2024
4.250% Notes due 2025(7)	Unsecured Notes	4.250%	475		—	February 14, 2025

Total			3,451		1,934

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	LIBOR is subject to a 0% floor.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €123 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $137 has been converted to U.S. dollars at an exchange rate of CAD $1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD $150 has been converted to U.S. dollars at an exchange rate of AUD $1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £103 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

(5)

The Juniata River Credit Facility is composed of two tranches: a $400 tranche, or Tranche A, with a spread over LIBOR of 2.50% per annum and a maturity date of July 15, 2022, and an $850 tranche, or Tranche B, with a spread over LIBOR of 2.75% per annum and a maturity date of April 11, 2023.

(6)	The Burholme Prime Brokerage Facility generally is terminable upon 179 days’ notice by either party. As of March 31, 2021, neither party had provided notice of its intent to terminate the facility.

(7)	As of March 31, 2021, the fair value of the 4.250% notes was approximately $484. The valuation is considered a Level 2 valuation within the fair value hierarchy.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2021 or 2020 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.6000	$102

Total	$0.6000	$102

Fiscal 2021
March 31, 2021	$0.5500	$93

Total	$0.5500	$93

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2021 and 2020.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2021 is as follows:

	Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Revolving Credit Facility(2)	December 23, 2025	$1,339	—	—	$1,339	—
Darby Creek Credit Facility(3)	February 26, 2024	$212	—	$212	—	—
Dunlap Credit Facility(4)	February 26, 2024	$375	—	$375	—	—
Juniata River Credit Facility(5)	July 15, 2022	$735	—	$735	—	—
Burholme Prime Brokerage Facility(6)	September 26, 2021	$—	—	—	—	—
Ambler Credit Facility(7)	November 22, 2024	$105	—	—	$105	—
Meadowbrook Run Credit Facility(8)	November 22, 2024	$210	—	—	$210	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)

At March 31, 2021, $1,071 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowings in U.S. dollars, Euros, Canadian dollars, Australian dollars, and pounds sterling. Euro balance outstanding of €123 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD 137 has been converted to U.S. dollars at an exchange rate of CAD 1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD 150 has been converted to U.S. dollars at an exchange rate of AUD 1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £103 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

(3)	At March 31, 2021, $38 remained unused under the Darby Creek Credit Facility.

(4)	At March 31, 2021, $125 remained unused under the Dunlap Credit Facility.

(5)	At March 31, 2021, $515 remained unused under the Juniata River Credit Facility.

(6)	At March 31, 2021, $0 remained unused under the Burholme Prime Brokerage Facility.

(7)	At March 31, 2021, $95 remained unused under the Ambler Credit Facility.

(8)	At March 31, 2021, $90 remained unused under the Meadowbrook Run Credit Facility.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 73.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.4% were debt investments paying fixed interest rates, while 11.3% were other income producing investments, 4.5% consisted of non-income producing investments and the remaining 2.0% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Subject to the requirements of the 1940 Act, we may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. Although hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates. As of March 31, 2021, we have four pay-fixed, receive-floating interest rate swaps which we pay an annual fixed rate of 2.59% to 2.81% and receive three-month LIBOR on an aggregate notional amount of $900 million. The interest rate swaps have quarterly settlement payments.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2021 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 19 basis points	$(1)	$(6)	$5	1.1%
No change	—	—	—	—
Up 100 basis points	$19	$30	$(11)	(2.5)%
Up 300 basis points	$132	$89	$43	9.7%
Up 500 basis points	$246	$149	$97	21.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2021, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2021 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2021					Hedges As of March 31, 2021
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2021 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	148.0	$101.8	$112.2	$11.2		—	$—
British Pound Sterling		£103.6	133.2	144.4	14.4		—	—
Canadian Dollars	C$	149.7	113.8	117.3	11.7	C$	3.3	2.6
Norwegian Kronor	kr	76.8	8.3	9.0	0.9	kr	11.3	1.2
Euros		€129.3	145.0	154.1	15.4		€3.8	4.4

Total			$502.1	$537.0	$53.6			$8.2

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2021, the contractual amount of our foreign currency forward contracts totaled $11.7. As of March 31, 2021, we had outstanding borrowings denominated in foreign currencies of €123, CAD137, £103 and AUD150 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act) that occurred during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company.

During the quarter ended March 31, 2021, the Affiliated Purchaser did not purchase any shares of our common stock.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

3.1	Second Articles of Amendment and Restatement of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.2	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.3	Articles of Amendment. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on December 18, 2019.)

3.4	Articles of Amendment. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.5	Articles of Amendment. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.6	Fifth Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Amended and Restated Distribution Reinvestment Plan of the Company, effective as of March 26, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 24, 2014.)

4.2	Second Amended and Restated Distribution Reinvestment Plan of the Company, effective as of June 17, 2020. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020.)

4.3	Indenture, dated as of February 14, 2020, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.4	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

4.5	Form of 4.250% Notes due 2025. (Included as Exhibit A to the First Supplemental Indenture in Exhibit 4.4). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2020.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.2	Administration Agreement, dated as of December 18, 2019, by and between the Company and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.)

10.3	Custodian Agreement, dated as of February 8, 2012, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to the Company’s registration statement on Form N-2 (File No. 333-175654) filed on February 10, 2012.)

10.4	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 25, 2014.)

10.5	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.6	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.7	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.8	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 25, 2016.)

10.9	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2016.)

10.10	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.11	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.)

10.12	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.13	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2019.)

10.14	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2020).

10.15	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among FS KKR Capital Corp., FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.16	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.17	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp., JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2020.)

10.18	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among FS KKR Capital Corp. and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.19	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.20	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.21	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.22	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.23	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.24	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.25	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.26	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.27	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.28	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 filed on May 10, 2017).

10.29	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.30	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.31	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.32	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.33	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.34	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.35	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.36	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.37	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.38	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.39	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.40	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.41	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.42	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.43	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.44	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.45	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.46	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.47	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.48	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.49	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.50	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 29, 2019).

10.51	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and the Company, as servicer. (Incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.52	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, the Company, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.53	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.54	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.55	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on December 26, 2019).

10.56	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.57	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A. (Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

FS KKR CAPITAL CORP. II

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel
Chief Accounting Officer